Form 10-K
period 1993-12-31
SEAFIELD CAPITAL CORP
filed 1994-03-18
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-K
(Mark One)
    X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---------- EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1993

                                       OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---------- EXCHANGE ACT OF 1934
           For the transition period from          to
                                          --------    --------

                         Commission file number 0-16946
                                                -------
                          SEAFIELD CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               Missouri                                43-1039532
- -------------------------------------     ------------------------------------
    (State or other jurisdiction               IRS Employer Incorporation
           of organization)                     or Identification Number)

            P. O. Box 410949
       2600 Grand Ave., Suite 500
          Kansas City, Missouri                              64141
- -------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code: (816) 842-7000
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
        Title of each class                        on which registered
               None                                   Not Applicable
- ------------------------------------      -------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1 per share and common stock rights coupled therewith.
- -------------------------------------------------------------------------------
                               (Title of Class)
Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes    X        No
                        -------        -------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                 -------
Approximate aggregate market value of voting stock held by non-affiliates of
Registrant: $236,826,486 (based on closing price as of February 1, 1994)

Number of shares outstanding of only class of Registrant's common stock as of February 1, 1994: $1 par value common - 6,357,758

Documents incorporated by reference:
Portions of Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on May 11, 1994 is incorporated by reference into Part III of this report, to the extent set forth therein, if such Proxy Statement is filed with the Securities and Exchange Commission on or before April 30, 1994. If such Proxy Statement is not filed by such date, the information required to be presented in Part III will be filed as an amendment to this report. The exhibits for this Form 10-K are listed in Item 14.



                                   PART I.

ITEM 1. BUSINESS.

Seafield Capital Corporation (Seafield or the Registrant), a Missouri corporation, is a holding company whose subsidiaries operate primarily in the healthcare and insurance services areas. This is the third full year of operations under a new strategic business focus since insurance operations were discontinued during 1990. Various operating subsidiaries of Seafield provide insurance laboratory testing, insurance policy administration and underwriting services, insurance premium finance services, advanced cancer care, distribution of radiopharmaceuticals and related services for nuclear medicine. In addition, Seafield has investments in early-stage healthcare services companies. Seafield, either directly or through subsidiaries, also holds interests in real estate, energy investments, and marketable securities. See
Item 7 and Note 6 of Notes to Consolidated Financial Statements for additional segment information. Seafield had 18 employees as of December 31, 1993. None of the employees is represented by a labor union and Seafield believes its relations with employees are good.


                              INSURANCE SERVICES

The following operating businesses are considered to be in the insurance services segment: LabOne, Inc., Agency Premium Resource, Inc. and International Underwriting Services, Inc.

LABONE, INC.

The Registrant's laboratory testing activities are conducted through LabOne, Inc. (LabOne), a subsidiary which was 82% owned by the Registrant and 18% publicly held at December 31, 1993. LabOne is a publicly-traded stock (NASDAQ-LABS). LabOne, together with its wholly-owned subsidiary Head Office Reference Laboratory Limited (hereinafter collectively referred to as LabOne), is the largest provider of laboratory testing services to the insurance industry in the United States and Canada.

LabOne is currently engaged primarily in a single line of business, laboratory testing of insurance policy applicants. The tests performed by LabOne are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. LabOne presently provides its testing services to insurance companies in the United States and Canada, primarily on individual life insurance policy applicants. LabOne also provides testing services on individual and group medical and disability policies. LabOne's testing services consist of certain specimen profiles that provide insurance companies with specific information that may indicate liver or kidney disorders, diabetes, the risk of cardiovascular disease, bacterial or viral infections and other health risks. LabOne also offers tests to detect the presence of antibodies to human immunodeficiency virus (HIV), nicotine, cocaine and certain medications associated with life-threatening medical conditions that may not be revealed by a routine physical examination.

In 1993, the company announced its intentions to expand into the clinical laboratory testing market. The name of this subsidiary was changed to LabOne, Inc., and two separate marketing divisions were formed to focus on the specific laboratory testing needs of the insurance and clinical markets.

The Home Office Reference Laboratory division continues to operate as a provider of risk-appraisal laboratory testing services to the insurance industry. A new division, Center for Laboratory Services (CLS), will market diagnostic laboratory testing services to the healthcare industry. The purpose of this reorganization is intended to further the corporation's diversification objectives to enter the clinical laboratory testing market and to remain the leader in the insurance laboratory testing market. LabOne anticipates that it will begin testing for the clinical market during second quarter 1994.

LabOne - Industry Overview (Insurance Testing Market)

In order to establish the appropriate level of premium payments or to determine whether to issue a policy, an insurance company requires objective means of evaluating the insurance risk posed by policy applicants. Because decisions of this type are based on statistical probabilities of mortality and morbidity, an insurance company generally requires quantitative data reflecting the applicant's general health. Standardized laboratory testing, tailored to the needs of the insurance industry and reported in a uniform format, provides an insurance company with an efficient means of evaluating the mortality and morbidity risks posed by policy applicants. The use of standardized urinalysis and blood testing has proven a cost-effective alternative to individualized physician examinations, which utilize varying testing procedures and reports.

Standardized laboratory testing can also be used to verify responses in a policy application to such questions as whether the applicant is a user of tobacco products, certain controlled substances or certain prescription drugs. Insurance companies generally offer a premium discount for nonsmokers and often rely on testing to determine whether an applicant is a user of tobacco products. Use of cocaine has been associated with increased risk of accidental death and cardiovascular disorders, and as a result of the increasing abuse in the United States and Canada, insurance companies are testing a greater number of policy applicants to detect its presence. Therapeutic drug testing also detects the presence of certain prescription drugs that are being used by an applicant to treat a life-threatening medical condition that may not be revealed by a physical examination.

LabOne - Services Provided

Since LabOne's inception, its urinalyses and blood profile tests have proven to be a reliable and objective means of determining mortality and morbidity risks. While medical and traditional clinical laboratory procedures and reports may vary, LabOne performs standardized testing tailored to the needs of the insurance industry. Results are communicated to clients, generally within 24 hours of receipt of the specimen. Communication options are selected by each client company depending upon its specific needs.

Specimens are normally collected from individual insurance applicants by independent paramedical personnel using LabOne's custom-designed collection kits and containers. These kits and containers are then delivered to LabOne's laboratories via overnight delivery services or mail, coded for identification and processed according to each client's specifications. Results are then generally transmitted to the insurance company's underwriting department that same evening. LabOne offers a core group of urine tests, controlled substance tests, insurance-oriented blood chemistry profiles, and a series of AIDS-related tests. The following table summarizes LabOne's sales from such tests, and from other operations (primarily the sale of specimen collection kits):

Year ended December 31,      1993       1992       1991       1990       1989
- -------------------------------------------------------------------------------
                                             (In thousands)
Blood chemistry profiles  $  19,853     21,470     22,411     26,804     29,400
AIDS-related tests           14,766     16,280     17,840     18,690     18,571
Urinalyses                   10,200     10,666     10,698     11,298     11,434
Controlled substance tests   12,702     14,359     13,649     13,685     12,413
Other                        11,857     11,662     11,141     10,292      9,516
                          -----------------------------------------------------
                          $  69,378     74,437     75,739     80,769     81,334
                          =====================================================

Of the wide availability of tests performed by LabOne, the following is a description of the tests most commonly performed by LabOne:

I. Blood Chemistry Profiles

LabOne's insurance-oriented blood chemistry profiles provide data for an insurance company to determine an applicant's risk for developing cardiovascular disease and to detect the presence of kidney disorders, alcoholic liver disease, glucose intolerance or other disorders. The Full Blood Profile consists of the following sub profiles:

     - Lipid profile - designed to assess the risk of cardiovascular disease.
     - Blood glucose profile - designed to assess risk for diabetes.
     - Hepatic profile - designed to measure certain liver enzymes.
     - Renal profile - designed to measure blood urea nitrogen and creatinine.

LabOne also offers lower-priced blood profiles: the Flex Profile, Miniprofile and the Microprofile. These options enhance LabOne's marketing efforts in the medical, disability and group insurance testing markets as well as provide a more economical series of tests for lower face amount life insurance policies. Although the Miniprofile and Flex Profile do not include all of the tests included in the Full Blood Profile, they still provide certain key risk assessment factors. The Microprofile, a finger-stick blood collection method, is an option for applicants who, for personal or medical reasons, are averse to traditional venipuncture blood collection. In addition to the laboratory cost savings of the Microprofile test compared to the Full Blood Profile, clients generally are offered a reduced drawing fee for this collection procedure by the paramedical company. During 1993, LabOne also added the Dried Blood Profile. This profile offers a limited selection of tests and is an alternative to the Microprofile.

II. AIDS - Related Tests

LabOne offers an HIV antibody test, as a supplement to the basic blood chemistry profile. Specimens are tested using Food and Drug Administration
(FDA)-approved screening and confirmation tests. A series of confirmatory tests are performed on all repeatedly reactive ELISA samples. All HIV antibody and Western Blot results are reported to insurance company clients according to Centers for Disease Control (CDC) protocol. For those jurisdictions where HIV antibody testing is prohibited for insurance purposes, most clients have requested that LabOne perform a beta-2 microglobulin profile as an alternative test (see LabOne's Legislation and Regulation section for more information regarding AIDS-related testing).

III. Urinalyses

Urinalyses have historically been an important component of LabOne's business. Urine specimens are routinely tested for levels of glucose, albumin, proteins, red blood cells, white blood cells and granular and hyaline casts. A level above or below the normal range may suggest disease, infection or organ dysfunction. Specific gravity tests are performed on specimens with excessive urinary proteins to assess kidney function.

Through urinalysis, LabOne can also determine the presence of certain prescription drugs, including antihypertensive medications, oral diabetic medications and cardiovascular disease medications (beta blockers). These tests are important to insurers, because the presence of certain prescription drugs may indicate medical disorders that may not be revealed by a routine physical examination. The nicotine screen, performed with more than 95% of all urinalyses, measures the amount of cotinine (the metabolized form of nicotine) present in a urine specimen. This test is particularly important to the insurance industry since most companies offer substantial premium discounts for nonsmokers.

IV. Controlled Substance Tests

LabOne offers tests for controlled substances, primarily cocaine, in response to the serious mortality, health and accident risks posed by the use of controlled substances. These tests are designed to detect the presence of cocaine and other drugs of abuse in urine. As a confirmatory test, all initially positive drug screens are verified by the gas chromatography/mass spectrometry method. Controlled substance tests have become a vital underwriting tool, and during 1993, a cocaine screen or full drug screen was performed on more than 85% of all urine specimens.

LabOne - Operations

LabOne's operations are designed to facilitate the testing of a large number of specimens and to report the results to insurance company clients, generally within 24 hours of receipt of specimens. LabOne has an internally developed, custom-designed, laboratory processing system (the MEGA System). The MEGA System enables each client company to customize its own testing and reflex requirements by state, age, type and amount of insurance, or virtually any other parameter that may satisfy its particular needs. It is a centralized network system that provides an automated link between LabOne's testing equipment, data processing equipment and the client's computer systems. This system offers LabOne's clients the ability to customize their testing activities under circumstances where uniform testing of all policy applicants may not be desired. In 1993, LabOne's information systems staff completed a major revision of its business processing system, the core of LabOne's computer systems. This revision affects every area of LabOne's operation, allowing LabOne to respond more quickly and efficiently to client requests.

LabOne, as the result of the number of tests it has performed over the past several years, has compiled and maintains a large statistical database of test results. These summary statistics are useful to the actuarial and underwriting departments of a client in comparing that client's test results to the results obtained by LabOne's entire client base. Company-specific and industry-wide reports are frequently distributed to clients on subjects such as coronary risk analysis, cholesterol and drugs of abuse. LabOne considers the confidentiality of its test results to be of primary importance and has established procedures to ensure that results of tests are communicated only to the insurance company that requested the tests. All positive results for the HIV antibody, beta-2 microglobulin and controlled substance tests are forwarded separately to a client-authorized individual, such as its medical director.

LabOne - Quality Assurance

The quality assurance department ensures that accurate and reliable test results are released to clients. This is accomplished by incorporating both internal and external quality assurance programs in each area of the laboratory. In addition, quality assurance specialists share the responsibility with all LabOne employees of an ongoing commitment to quality. Internal quality programs are designed to identify opportunities for improvement in laboratory services. These programs ensure reliable and confidential test results and are outlined below.

     - Procedure manuals in all areas of the laboratory help maintain uniformity and accuracy, and meet regulatory guidelines.

     - Tests on control samples with known results are performed frequently to maintain and verify accuracy in the testing process.

     - Complete documentation provides record keeping for employee reference and meets regulatory requirements.

     - All employees are thoroughly trained to meet standards mandated by OSHA in order to maintain a safe work environment.

     - Superblind(trademark) controls are used to challenge every aspect of service at LabOne.

     - Specimens requiring special handling are evaluated and verified by control analysis personnel.

     - A computer edit program is used to review and verify clinically abnormal results, and all positive HIV antibody and drugs-of-abuse records.

As an external quality assurance program, LabOne participates in a number of proficiency programs established by the College of American Pathologists, the American Association of Bioanalysts and the Centers for Disease Control.

LabOne is also involved in monthly peer-group review programs for hematology, flow cytometry and chemistry. These programs compare LabOne with laboratories across the nation that use similar reagents and instrumentation. LabOne is accredited by the College of American Pathologists. In addition, LabOne is licensed under the Clinical Laboratory Improvement Amendments (CLIA) of 1988, and has additional licenses for HIV and substance abuse testing from the state of Kansas. Furthermore, LabOne's Drug Enforcement Agency license allows its laboratory to legally perform analytical research pertaining to drugs of abuse.

These internal and external quality assurance procedures illustrate LabOne's commitment to both clients and to employees. Through these programs, LabOne's clients can be assured of reliable test results, and LabOne's employees can be assured of a quality work environment.

LabOne - Technology Development

Among its many responsibilities, the technology development department evaluates many new commercially available tests and technologies and compares them to competing products in order to select the most accurate laboratory procedures for the insurance industry's needs. LabOne continues to offer new tests to the insurance industry. New products introduced in 1993 included carbonhydrate-deficient transferrin (CDT), microalbumin, beta-human chorionic gonadotropin (HCG), thiocyanate, dried blood profile, dried blood HIV and serum cotinine. The impact of these new products on LabOne's future results of operations is not expected to be material. In 1993, LabOne completed the development of automated screening for certain therapeutic drugs in urine. Totaltechnology development expenditures are not considered significant to LabOne as a whole.

LabOne - Sales and Marketing

LabOne's client base currently consists of insurance companies in the United States and Canada. LabOne believes that its ability to provide prompt and accurate results on a cost-effective basis and its responsiveness to customer needs have been important factors in maintaining existing business. All of LabOne's sales representatives have prior business experience in the insurance industry or clinical laboratory-related fields. These representatives call on major clients several times each year, usually meeting with a medical director or vice president of underwriting. An important part of LabOne's marketing effort is directed toward providing its existing clients and prospects with information pertaining to the actuarial benefits of, and trends in, laboratory testing. LabOne's sales representatives and its senior management also attend underwriters' and medical directors' meetings sponsored by the insurance industry.

The marketing efforts of LabOne's representatives are augmented by reinsurance sales representatives employed by Business Men's Assurance Company of America
(BMA). These representatives market LabOne's testing services in connection with their reinsurance sales activities on behalf of BMA. The BMA reinsurance sales representatives generally direct their sales efforts to an insurance company's chief executive officer and its actuarial officers, thereby complementing the activities of LabOne's sales representatives by directing their sales efforts to another constituency within an insurance company's organization. LabOne intends to continue its practice of coordinating its sales efforts with those of BMA.

LabOne - Legislation and Regulation

In the past, legislation has been introduced in several states that, if enacted, may restrict or ban all AIDS-related testing for insurance purposes in those states. The introduction of legislation to restrict or ban all AIDS-related testing does not ensure its passage into law. There can be no assurance, however, that such legislation will not be enacted in the future.

The FDA is attempting to exert broader regulatory control over LabOne's business and all testing laboratories. See Item 7- Management's Discussion And Analysis Of Financial Condition And Results Of Operations - Insurance Services Trends for a discussion of this subject.

A few states have enacted legislation or regulations which have had the effect of reducing or eliminating the volume of laboratory tests requested by medical insurers in those states. It is likely that the trend will continue as more states enact legislation relating to health care and medical insurance.

LabOne - Competition

The insurance laboratory testing industry has become increasingly competitive. Most of the competition has come from privately or insurance company-owned or controlled laboratories that are primarily focused on the insurance industry. The number of laboratories actively marketing to insurance companies has declined from at least a dozen three years ago to approximately six today. Although the number of competitors has decreased, the degree of competition has not diminished. The primary focus of the competition has been on pricing and service. This continued competition has resulted in a decrease in LabOne's average price per test. It is anticipated that prices will continue to decline in 1994. Additionally, competition has come from national or multi-regional clinical laboratories that have historically focused their efforts on servicing hospitals, physicians and other healthcare providers.

Although competition has dramatically increased in the past few years, LabOne has maintained its position as the market leader. LabOne believes its leading position in the insurance laboratory testing market is due in part to its focused commitment of resources to the life and health insurance industry. LabOne has continued to maintain its market leadership through the client relationships that it has developed over its 20-year history, its reputation for providing quality products and services at competitive prices, and its battery of tests which are tailored specifically to insurance companies' needs.

LabOne - New and Foreign Markets

Clinical Testing Market

In August 1993, LabOne announced a plan to diversify into the clinical testing market. As a result of this diversification, LabOne is in the process of implementing substantially all of the tests offered to the clinical market. Clinical testing is expected to commence during the second quarter of 1994. Thefinancial impact of LabOne's expansion into this market cannot be determined at this time.

Foreign Markets

In 1977, LabOne opened a subsidiary in Toronto, Canada. Head Office Reference Laboratory Limited is the leader in providing laboratory testing services to the Canadian insurance industry. In 1993, LabOne opened a small office near London to provide laboratory testing services to insurance companies in the United Kingdom. LabOne is currently evaluating its alternatives in this foreign market.

LabOne - Employees

As of March 2, 1994, LabOne had 508 full-time employees, representing a decrease of 21 employees from the same time in 1993. None of LabOne's employees is represented by a labor union. LabOne believes its relations with employees are good.

AGENCY PREMIUM RESOURCE, INC.

Agency Premium Resource, Inc. (APR) is an insurance premium finance company serving independent insurance agents in 18 states. APR provides premium financing for the commercial customers of these independent insurance agents. The Registrant has a 95% ownership position in APR. The insurance premium finance services operations experienced growth and profitability during 1993. Approximately $61.5 million in new premium finance business was booked during 1993 compared to $40 million in 1992. The number of contracts written in 1993 increased to 10,277 from 6,465 in 1992. The Independent Insurance Agents of Kansas, Missouri, Indiana, and Minnesota endorse APR to their membership. APR's wholly-owned subsidiary, Agency Services, Inc., is an information resource company which provides motor vehicle reports and other employment background screening reports to multiple industries.

In July 1993, APR entered into an extendable two-year agreement whereby it can sell undivided interests in a designated pool of accounts receivable on an ongoing basis. As collections reduce accounts receivable in the pool, additional sales may be made up to the maximum. The maximum allowable amount of receivables to be sold is $22 million. During 1993, $19 million of receivables were sold. See Note 5 of Notes to Consolidated Financial Statements for additional information regarding securitization of receivables.

INTERNATIONAL UNDERWRITING SERVICES, INC.

International Underwriting Services, Inc. (IUS), a development-stage company, offers turnkey life insurance underwriting and policy administration services. The Registrant has an 80% ownership position in IUS. This subsidiary offers client companies fixed price alternatives to traditional insurance policy processing through which policy issue and underwriting expenses are reduced. In addition, IUS has developed a new underwriting service called Tele-Direct Underwriting. This service is a computer assisted, intelligent underwriting system where the customer deals directly by phone with the underwriter. These expense reductions allow insurers to be more competitive and cost-effective in the marketing of low-cost term life insurance, which the client company may not achieve internally on a profitable basis.


                              HEALTHCARE SERVICES

The following operating businesses are considered to be in the healthcare services segment: Response Technologies, Inc. and Pyramid Diagnostic Services, Inc.

RESPONSE TECHNOLOGIES, INC.

The Registrant owns approximately 59% of Response Technologies, Inc. (Response).Response's common stock trades on the American Stock Exchange under the symbol RTK. In October 1990, the Registrant entered into an equity financing agreement with Response which included a series of purchases of Response's common stock and warrants for the purchase of additional shares of common stock. The Registrant exercised its final warrants in 1992. The Registrant participated in Response's rights offering to shareholders in June 1993 and purchased an additional 1,873,500 shares for a total of 20,608,500 shares owned at December 31, 1993. Assuming maximum dilution from Response's present stock options, warrants and convertible securities, the Registrant's ownership position in Response would decrease to approximately 56% from the approximate 59% position of current shares outstanding.

Response is a provider of advanced cancer treatments and related services, principally on an outpatient basis, through treatment centers owned and operated by Response. The centers, known as IMPACT (IMPlementing Advanced Cancer Treatments) Centers, are staffed by experienced oncology nurses, pharmacists, laboratory technologists, and other support personnel to deliver outpatient services under the direction of practicing oncologists. The primary treatments provided by the Centers involve intensive levels of chemotherapy supported by a combination of autologous peripheral blood stem cell products and bone marrow growth factors to support the patient's immune system. The Centers also provide home pharmacy services, such as pain medications, antibiotics and nutritional support; outpatient infusional services; blood banking services; and specialized nursing and laboratory services for its patients.

Response evaluates, adapts and develops treatment programs for various types of cancer. The treatment programs, or protocols, are developed by physicians associated with Response and independent physician advisors, frequently based upon the results of clinical trials performed by various university and government programs. Response does not engage in basic research.

The protocols which Response provides involve very high doses of chemotherapy. Intensification of chemotherapy doses can result in improved survival rates for patients suffering from certain types of cancer. One of the major side affects of this treatment is damage to the patient's bone marrow which then impairs the immune system. Currently, many providers of high-dose chemotherapy treatments support the immune system through autologous bone marrow transplantation. Ratherthan utilize standard bone marrow transplant procedures, the IMPACT Center protocols involve support with stem cells collected from the peripheral blood of the patient prior to the administration of high-dose chemotherapy. The process of stem cell support begins by administering certain chemotherapy drugs and growth factors to promote the growth of bone marrow stem cells and their release into the peripheral bloodstream. The stem cells are then harvested by leukapheresis, a process involving the use of a blood cell separating machine, and cryo-preserved. After the administration of high-dose chemotherapy, the stem cells are reinfused into the patient, whereby the cells reengraft into bone marrow and restore the production of infection-fighting white blood cells.

Response believes that its use of non-surgical stem cell support of the bone marrow in place of a standard marrow transplant provides several major advantages. Response's experience indicates that patients participating in an IMPACT Center protocol will require a hospital stay of approximately 10-15 days. Conventional bone marrow transplants may require a hospital stay of 25-35 days. Because a significant amount of patient preparation and treatment is accomplished in an outpatient setting, Response estimates the cost of its procedure, including hospitalization, to be approximately $75,000. Virtually all references to the cost of this widely publicized procedure by other providers places the cost in excess of $100,000. Response also believes, based upon statistical analysis of its clinical data, that the mortality rate associated with stem cell support is lower than with standard bone marrow support. Furthermore, Response believes patients generally favor stem cell support since the majority of the treatment is outpatient, and the procedures are less invasive than a traditional marrow transplant.

An important aspect to Response's treatments is the maintenance of a clinical trials program. Cancer care represents an evolving area of medicine in which there are few "cures", or a consensus as to the current best treatment approach. At the same time, improvements in advanced cancer management are continuously being realized. The mechanism to achieve such improvements is the use of a clinical trials program, involving carefully planned, uniform treatment regimens administered to a statistically significant group of patients. The monitoring of side effects and outcomes of these treatments provides a rational means of improving future treatment regimens and predicting which patients are most likely to benefit from the treatments. This is the approach to cancer care advocated by the National Cancer Institute, universities, and many cancer practitioners.

Response's target population is patients with diseases proven to be chemo-sensitive. Intensification of chemotherapy doses in many instances results in dramatic improved disease response and improved health outcomes for patients. Accordingly, while Response's treatment procedures are developmental by design, they are not regarded as experimental.

Response - Customers and Markets

The science involved in the treatment of cancer is undergoing significant advances, particularly as a result of continuing pharmaceutical developments. Because of significant existing demands on the private oncologist's time, it can be difficult for a practicing oncologist to stay abreast of advanced technology and develop the necessary support services to utilize the technology in an efficient, organized treatment program. Response hopes to fulfill the needs of leading oncology groups by identifying the most promising technologies and organizing delivery systems to treat patients with these technologies through its IMPACT Centers.

Each oncologist who agrees to become associated with an IMPACT Center enters into an agreement with Response whereby the oncologist provides medical direction to Response's employees in the IMPACT Center, participates in a quality assurance program, assists in credentials review of potential participating oncologists, makes rounds on patients being treated in the Center, and is available "on call" during treatment episodes. The medical directors of each Center are compensated on a fixed fee basis for their services. Response does not employ practicing oncologists.

Response regards itself as an extension of an oncologist's practice since the IMPACT Centers provide support facilities to physicians. Response believes that a competitive advantage in attracting leading physicians is achieved in its ability to provide advanced cancer treatment technologies that might not otherwise be efficiently available to the physicians. Response does not market its services to patients or the general public, but relies on the medical directors and payors to refer suitable patients for treatment.

Response - Current Operations - The IMPACT Centers

A typical IMPACT Center maintains a licensed pharmacy, laboratory, blood bank, and patient treatment facilities to provide the high-dose protocols and other support services to the private practicing oncologists. The Centers are equipped to prepare and administer chemotherapy; mobilize, harvest, process and cryo-preserve stem cells; reinfuse stem cells; transfuse blood products and administer IV fluids; and provide home pharmacy care. The staffing of the Centers consists of registered nurses and pharmacists, pharmaceutical technicians and medical laboratory technologists. Each Center occupies approximately 3,000 square feet. Response also operates a central reference laboratory in Memphis which evaluates stem cell harvests by flow cytometry and other assays.

Response developed and opened its first IMPACT Center in November 1989 in Memphis. As of February 15, 1994, Response has twenty-eight IMPACT Centers located in sixteen states. Response intends to develop a nationwide network of Centers over the next several years with anticipated openings of six Centers per year. Negotiations are currently in process with a number of oncology groups in other cities, and Response intends to aggressively pursue growth opportunities. Such further expansion as anticipated by management is dependent upon Response's ability to attract oncologists to serve as medical directors, find suitable employees, arrange adequate financing, and obtain proper licensure.

Response - Government Regulation

Response's services are subject to federal and state licensing requirements in each of the states in which it operates. In order to maintain such licensure, Response must comply with applicable regulations and is subject to periodic compliance inspections by healthcare regulators. Response is, to the best of its knowledge, in compliance with all material applicable state and federal licensing requirements.

The law regulating healthcare providers varies among states. Accordingly, Response approaches its planning for additional IMPACT Centers on a state by state basis in order to determine whether the institution and operation of an IMPACT Center is feasible under the laws of the target state. Healthcare regulation is a rapidly evolving area of law. There can be no assurance that Response's ability to open or operate IMPACT Centers will not be adversely affected by changes in applicable federal or state law (such as certificate of need laws) or by administrative interpretation of existing law.

At December 31, 1993, Response's IMPACT Centers in Dayton, Ohio and Grand Rapids, Michigan were being reviewed for possible noncompliance with certificate of need regulations in those states. In both cases Response is disputing the review due to a "grandfathering" clause in the law. If Response is unsuccessful in the dispute, the Centers will be required to cease services. The financial impact, however, would not be material to the operations or financial position of Response.

Some protocols which Response may desire to implement at the IMPACT Centers may be subject to regulatory approval by the FDA due to the drugs or combination of drugs used in the protocols. In most instances, such approval will be sought by manufacturers of the drugs; however, Response may occasionally participate in such an approval process.

The majority of patients referred to the Centers are covered by a third party insurer. Response receives very little of its revenue from Medicare since patients eligible for Medicare generally are not medically eligible for high-dose treatment protocols.

Response believes that its method of compensating its medical directors complies with state and federal anti-kickback and similar regulations. Specifically, medical directors are compensated on a fixed-fee basis which is renegotiated no more frequently than annually. While Response believes that it has taken appropriate precautions with respect to establishing such fees, there is no assurance that Response will not be determined to be in violation of existing or future government regulations. In the event Response is determined to be in violation of any such regulation, it would attempt to restructure its medical director payments in a manner which complies with the regulation.

Response - Competition

Response is not aware of any other organization operating IMPACT Centers or comparable facilities. However, there are many other firms that separately provide components of the services offered in the IMPACT Centers. Additionally, university-based hospitals provide many of the services which Response offers. Competition among hospitals in the United States is particularly strong at the present time, and many hospitals are seeking new sources of revenue. It is possible that hospitals in areas where IMPACT Centers are located will decide to institute new services in order to compete with the IMPACT Centers.

Response - Business History and Past Operations

Response was incorporated in Tennessee in 1984 under the name of Biotherapeutics Incorporated and began operations in 1985 performing patient-funded biotherapy research for advanced cancers. From inception through February 1989, Response developed a nationwide system of 15 laboratories which provided these biotherapy research services. During fiscal 1989, after Response had suffered losses since incorporation of over $30 million, management concluded that Response's operations would not become profitable because, among other reasons, its strategy of selling research services directly to patients was not widely accepted by physicians and other healthcare providers. As a result, management adopted a plan of restructuring and reorganization of Response's business operations. The plan of restructuring and reorganization involved a redirection of Response's efforts away from laboratory operations and patient funded research services to clinical support services for oncologists through the operation of the IMPACT Centers.

Response - Liability Exposure

Like all companies operating in the healthcare industry, Response faces an inherent risk of exposure to liability claims. While Response has taken what it believes to be appropriate precautions, there can be no assurance that it will avoid significant liability exposure. Response has obtained liability insurance, but there can be no assurance that it will be able to continue to obtain coverage at affordable rates or that such coverage will be adequate in the event of a successful liability claim. Since inception, Response has not incurred any professional or general liability claims or losses, and as of December 31, 1993, Response was not aware of any pending claims.

Response - Employees

As of February 15, 1994, Response employed 201 full-time employees. The employees are not covered by any collective bargaining agreements. Response believes that employee relations are good.

PYRAMID DIAGNOSTIC SERVICES, INC.

The Registrant acquired in December 1992 its second investment in a healthcare operating subsidiary with the purchase of a 51% interest in Pyramid Diagnostic Services, Inc. (Pyramid). The original $4 million purchase price included newly-issued shares, thereby providing expansion financing to Pyramid. During 1993, the Registrant acquired an additional 18% ownership position in Pyramid. Pyramid's four pharmacies distribute radiopharmaceuticals and related services to nuclear medicine departments, clinics and hospitals. Pyramid anticipates opening approximately four new pharmacies annually. The financial results of Pyramid were consolidated in 1993. See Note 1 of Notes to Consolidated Financial Statements for additional information.


                                OTHER BUSINESSES

BMA RESOURCES, INC.

BMA Resources, Inc. (Resources) holds the Registrant's energy investments. No new energy investments are being made, and it is the Registrant's intent to maximize cash flow from Resources to be deployed in healthcare and insurance services. The investments include oil and gas working interests, oil and gas partnerships and a stock investment in an unconsolidated affiliate. The oil and gas working interests primarily consist of interests in East Texas gas wells. East Texas activity will concentrate on production and development only, with no exploration activity. The partnership activity is focused on Gulf Coast offshore oil and gas exploration and development activity. Resources, through partnerships, has leasehold positions in the Gulf of Mexico, in addition to proven reserves.

Resources has an approximate 30% equity interest in GTG, Inc. which owns a patented process to convert natural gas into heavier hydrocarbons, including fuels and industrial waxes. With a completed proof of concept, GTG is pursuing commercialization of the process.

TENENBAUM & ASSOCIATES, INC.

Tenenbaum & Associates, Inc. (TAI) is a full service real estate, personal property and sales and use tax consulting firm providing tax consulting services on a contingency basis. TAI's core business is commercial real estate. During the latter part of 1991, in an effort to offset the cyclical nature of its core business, TAI entered into joint marketing agreements to provide personal property and sales and use tax consulting services. TAI benefits from these arrangements through revenue-sharing in exchange for its national marketing services. TAI also targeted the industrial real estate market to augment sales from an ailing commercial real estate industry.

CAMELLIA CITY TELECASTERS, INC.

Camellia City Telecasters, Inc. (Camellia) is a wholly-owned subsidiary. Having sold the majority of its television assets during 1989, Camellia is currently inactive.


                           DISCONTINUED OPERATIONS

REAL ESTATE

The Registrant holds real estate through a wholly-owned subsidiary, Scout Development Corporation. Real estate holdings as of December 31, 1993 consisted of approximately 1,500 acres of partially developed and undeveloped land in 9 locations, three residential development projects, a multi-story parking garage, a community shopping center and commercial buildings. Real estate assets are located in the following states: California, Colorado, Florida, Kansas, Missouri, Nevada, New Mexico, Oklahoma, Texas, and Wyoming, all of which are listed for sale.

In June 1992, the Registrant's board of directors approved a plan for the discontinuance of real estate operations. During 1990, Seafield indicated that it planned to substantially decrease its commitments in real estate development activities. Since then, management had observed that the overall real estate environment indicated continuing signs of weakness. After reviewing sales activity and appraisals in 1992, the Registrant believed it was an appropriate time to discontinue real estate operations and sell the remaining real estate assets as soon as practicable. See Item 7 and Note 13 of the Notes to Consolidated Financial Statements for additional information on discontinued real estate operations.

INSURANCE

Individual insurance, group insurance and reinsurance operations were discontinued in 1990, when the Registrant sold 95% of the issued and outstanding shares of common stock of the Registrant's wholly-owned life insurance subsidiary. A $32.2 million after-tax gain was recorded during 1990 on the sale of insurance operations.

The Registrant finalized the sale of the remaining 5% interest in its former insurance subsidiary to an affiliate of the purchaser on June 30, 1992. The Registrant received $12.8 million cash resulting in a 1992 after-tax gain of $4.3 million which is included in the consolidated financial statements as gain on disposal of discontinued insurance operations. The sale of the remaining interest consisted of shares which had been pledged to serve as collateral under a mortgage guaranty provision contained in the 1990 Sales Agreement. Concurrent with the sale of the final 5% interest, the Registrant was released from mortgage guarantees which originally totaled approximately $16 million. See Item 7 and Note 13 of Notes to Consolidated Financial Statements for additional information on discontinued insurance operations.

TELEVISION

Television broadcasting operations, which were discontinued during 1989, consisted of Camellia and Centennial Broadcasting Corporation (Centennial). Camellia sold its broadcasting assets during 1989 which resulted in an after-tax gain of $19.6 million. The sale of Centennial stock resulted in a $6.3 million gain on sale of television operations in 1990.

                         *             *             *

The following listing shows the Registrant and each subsidiary corporation of which the Registrant owns a majority interest, together with the ownership percentage and state or country of incorporation.

SEAFIELD CAPITAL CORPORATION  (Missouri)
     LabOne, Inc.  (Delaware)                                           82%
         Head Office Reference Laboratory, Ltd.  (Canada)              100%
     Response Technologies, Inc.  (Tennessee)                           59%
     Agency Premium Resource, Inc.  (Kansas)                            95%
         Agency Services, Inc.  (Kansas)                               100%
     International Underwriting Services, Inc.  (Illinois)              80%
     Pyramid Diagnostic Services, Inc.  (Delaware)                      69%
     BMA Resources, Inc.  (Missouri)                                   100%
     Tenenbaum & Associates, Inc.  (Missouri)                           79%
     Camellia City Telecasters, Inc.  (California)                     100%
     Scout Development Corporation  (Missouri)                         100%
         Scout Development Corporation of New Mexico  (Missouri)       100%
         Carousel Apartment Homes, Inc.  (Georgia)                     100%



ITEM 2.  PROPERTIES.

Properties of Registrant

Registrant has a long-term lease for approximately 13,674 square feet of office space at 2600 Grand at the Crown Center complex in Kansas City, Missouri. This lease is for a ten year term which began April 1, 1992. Registrant's real estate subsidiary holds diversified types of properties for sale or investment purposes in various geographical locations. In certain cases projects are developed on a joint venture basis with one or more joint venture partners. Title to property in such cases may be held jointly with such partners or in the name of the venture. Rights and obligations with respect to such properties are governed by the terms of the joint venture agreement. Registrant's real estate is described in greater detail in Item 1 and Schedule XI. The Registrant and subsidiaries lease office space, equipment, land and buildings under various noncancelable leases expiring through 1999. See Note 8 of the Notes to Consolidated Financial Statements for additional information.



ITEM 3.  LEGAL PROCEEDINGS.

A lawsuit was initiated in 1986 by the Registrant's former insurance subsidiary against an architectural and engineering firm and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the costs had been incurred prior to any discussions regarding a sale of the insurance company, Registrant negotiated with the buyer for an assignment of the cause of action from the insurance company. Thus, any recovery will be for the benefit of the Registrant and all costs incurred in connection with the litigation will be paid by the Registrant. Any ultimate recovery will be recognized as income when received and would be subject to income taxes. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgement granted in 1992 in favor of the Registrant. Trial counsel was authorized to seek a rehearing by the Court of Appeals, and failing that, a review by the Missouri Supreme Court. The Court of Appeals notified counsel in November 1993 that it would rehear the case without oral arguments or further briefs.

In 1990, the Registrant's former insurance subsidiary was joined in an existing lawsuit by the Federal Deposit Insurance Corporation (FDIC) as successor to Sunbelt Service Corporation. The FDIC alleged that the insurance subsidiary was obligated under a repurchase agreement in the approximate amount of $6 million. At a mediation proceeding in January 1994, the FDIC agreed to dismiss its claims against Seafield with prejudice.

In 1988, a lawsuit was initiated against the Registrant's former insurance subsidiary by its former partners in the Quail Run real estate project in Santa Fe, New Mexico. The plaintiffs seek approximately $11 million in actual damages and unspecified punitive damages based upon alleged breaches of contract and fiduciary duty and economic compulsion, all arising out of the purchase of the plaintiffs' interest in the project. In November 1993, the Appeals Court overturned a partial summary judgment granted in favor of the Registrant in 1992. Thus, all issues in the case will be presented at trial which has been set for July 1994.

Because the Quail Run project was retained by Registrant in connection with the sale of its former insurance subsidiary, Registrant is defending the lawsuit under an indemnification arrangement with the purchaser of the former insurance subsidiary; all costs incurred and any judgements rendered in favor of the plaintiff in connection with this litigation will be for the account of the Registrant.

In the opinion of management, after consultation with legal counsel and based upon current available information, none of these lawsuits is expected to have a significant impact on the consolidated financial statements of the Registrant. See Note 3 of Notes to Consolidated Financial Statements for additional information concerning contingencies.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

NONE.


ITEM 4A.  EXECUTIVE OFFICERS OF REGISTRANT.

Following is a list of all executive officers of Registrant as of March 1, 1994, together with certain related information. There are no arrangements or understandings among any such persons and any other persons pursuant to which any was selected as an officer. All such persons serve at the discretion of the board of directors.
                                                            Served as Executive
                                                               Officer with
Name            Age        Position with Registrant           Registrant Since

S.K. Fitzwater   47   Vice President, Chief Accounting              1990
                      Officer and Secretary (see note 1 below)

W.T. Grant II    43   Chairman and Chief Executive Officer          1980
                      (see note 2 below)

P.A. Jacobs      52   President and Chief Operating Officer         1980
                      (see note 3 below)

J.R. Seward      41   Executive Vice President and                  1989
                      Chief Financial Officer (see note 4 below)

B. H. Hood       48   Chairman, President and                       1993
                      Chief Executive Officer of
                      LabOne, Inc. (see note 5 below)

W.H. West, M.D.  46   Chairman and Chief Executive Officer          1993
                      of Response Technologies, Inc.
                      (see note 6 below)

Except as noted below, each executive officer of Registrant has held the executive position noted with Registrant or similar positions with its former insurance subsidiary as his or her principal occupation for the last five years.

     1. Steven K. Fitzwater has been Vice President and Chief Accounting Officer since August 1990. Effective April 1, 1993, he assumed the additional duties of Secretary of the Registrant. Formerly he was Director of Financial Accounting.

     2. William T. Grant II became Chairman of the Board and Chief Executive Officer in May 1993. He had been President and Chief Executive Officer since 1986.

     3. P. Anthony Jacobs became President and Chief Operating Officer in May 1993. He had been Executive Vice President and Chief Operating Officer since 1990 and was Executive Vice President-Investments from 1988-90.

     4. James R. Seward became Executive Vice President and Chief Financial Officer in May 1993. He had been Senior Vice President and Chief Financial Officer since August 1990. He was Vice President - Special Equities from October 1988 until July 1990 and Manager of Special Equities from July 1984 to October 1988.

     5. LabOne, Inc. is 82% owned by the Registrant. The Registrant's board of directors has designated Mr. Hood as an Executive Officer of the Registrant because LabOne was determined to constitute a principal business unit of the Registrant. Mr. Hood is not a corporate officer of the Registrant. Mr. Hood has held his LabOne position for the past four months. Mr. Hood was an independent consultant to major clinical testing laboratories from June 1992 to August 1993. From May 1990 to May 1992, Mr. Hood was President and Chief Executive Officer of Unilab Corporation d/b/a/ MetWest, Inc. From 1974 to 1988, Mr. Hood served in various management positions for International Clinical Laboratories
         (ICL), becoming a regional officer in 1980, a corporate officer in 1984, and a member of its board of directors in 1986.

     6. Response Technologies, Inc. (Response) is 59% owned by the Registrant. Effective February 1993, the Registrant's board of directors designated Dr. West as an Executive Officer of the Registrant because Response was determined to constitute a principal business unit of the Registrant. Dr. West is not a corporate officer of the Registrant. Prior to January 1993, Dr. West was President and Chief Executive Officer of Response.


                                   PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

Registrant's common stock is traded in the national over-the-counter market and is listed in the NASDAQ National Market System maintained by the National Association of Securities Dealers. As of February 1, 1994, the outstanding shares were held by 2,117 stockholders of record. High and low sales prices for each quarter of 1993 and 1992 are included in the table of quarterly financial data in Note 14 of the Notes to Consolidated Financial Statements. Also set forth in the table are quarterly dividends paid per share. Registrant's payment of future dividends will be at the discretion of its board of directors and can be expected to be dependent upon a number of factors, including future earnings, financial condition, cash needs and general business conditions. The dividend-paying capabilities of subsidiaries may be restricted as to their transfer to the parent company.



ITEM 6.  SELECTED FINANCIAL DATA

December 31,                         1993      1992     1991     1990     1989
- -------------------------------------------------------------------------------
                                       (In thousands except share amounts)

REVENUES                        $  129,867   111,332   85,240   85,009   82,356
                                  =============================================

OPERATING EARNINGS
Earnings from continuing
  operations                    $    5,618     4,168    7,909    6,657   10,295
Discontinued operations
 (net of taxes):
    Earnings (loss) from
    discontinued operations:
      Real estate                       --    (7,214)  (2,464) (27,946)  (3,321)
      Television                        --        --       --       --   (1,373)
      Insurance                         --        --       --   11,872   18,195
    Gain on disposal of
    discontinued operations:
      Television                        --        --       --    6,262   19,584
      Insurance                         --     4,265       --   32,220       --
Cumulative effect to January 1,
  1992 of change in method of
  accounting for income taxes           --     3,352       --       --       --
                                  ---------------------------------------------
Net earnings                    $    5,618     4,571    5,445   29,065   43,380
                                  =============================================

PER SHARE OF COMMON STOCK
Earnings from continuing
  operations                    $      .82       .55      .94      .71     1.06
Discontinued operations
  (net of taxes):
    Earnings (loss) from
    discontinued operations:
      Real estate                       --      (.95)    (.29)   (2.96)    (.34)
      Television                        --        --       --       --     (.14)
      Insurance                         --        --       --     1.26     1.88
    Gain on disposal of
    discontinued operations:
      Television                        --        --       --      .66     2.02
      Insurance                         --       .56       --     3.41       --
Cumulative effect of
  accounting change                     --       .44       --       --       --
                                  ---------------------------------------------
Net earnings                    $      .82       .60      .65     3.08     4.48
                                  =============================================
Cash dividends                  $     1.20      1.20     1.20     4.90     1.20
Book value                      $    33.52     34.00    34.61    33.72    35.93

Average shares outstanding       6,847,559          8,429,565         9,686,695
  during the year                          7,589,043         9,443,438

Shares outstanding               6,733,245          7,727,850         9,706,228
  end of year                              6,706,165         8,909,546

Total assets                    $  274,293   280,514  317,089  340,864  370,144
Long-term debt                  $       18     1,013    2,902    1,054      --



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Introductory remarks about results of operations

When the process of transforming Seafield Capital Corporation (Seafield or the Registrant) from an insurance company to a holding company with a new focus began in late 1990, Seafield's principal assets consisted of a significant amount of cash, a holdover portfolio of real estate investments which could not be sold with the insurance company, interests in several venture capital investments, and a majority ownership of LabOne, Inc. The strategy of Seafield is deployment of resources into developing businesses that provide services to the healthcare and insurance industries. The sources of cash for these investments are the proceeds from the sale of the insurance company, gains on securities transactions, the discontinuance of the real estate operations and the sale of other assets that do not support the new strategic focus.

Insurance - discontinued operations

Individual insurance, group insurance and reinsurance operations were discontinued on July 31, 1990, when Seafield sold 95% of the issued and outstanding shares of common stock of Seafield's wholly-owned life insurance subsidiary. A $32.2 million after-tax gain was recorded during 1990 on the sale of insurance operations.

Seafield finalized the sale of the remaining 5% interest in the former insurance subsidiary to an affiliate of the purchaser on June 30, 1992. Seafieldreceived $12.8 million cash resulting in a 1992 after-tax gain of $4.3 million which is included in the consolidated financial statements as gain on disposal of discontinued insurance operations. The sale of the remaining interest consisted of shares which had been pledged to serve as collateral under a mortgage guaranty provision contained in the 1990 Sales Agreement. Concurrent with the sale of the final 5% interest, Seafield was released from mortgage guarantees which originally totaled approximately $16 million.

Real Estate - discontinued operations

In June 1992, Seafield's board of directors approved a plan for the discontinuance of real estate operations. During 1990, Seafield indicated that it planned to substantially decrease its commitments in real estate development activities. Since then, management had observed that the overall real estate environment indicated continuing signs of weakness. After reviewing sales activity and appraisals in 1992, Seafield believed it was an appropriate time to discontinue real estate operations and sell the remaining real estate assets as soon as practicable.

As a result of the decision to discontinue real estate, a $6 million after-tax provision for estimated write-downs and costs through final disposition was included in the 1992 financial statements as a loss from discontinued real estate operations. Real estate's net assets have decreased from approximately $80 million at discontinuance to $52.6 million at December 31, 1993. Net cash proceeds of approximately $27 million have been generated from real estate since its discontinuance at June 30, 1992. See Note 13 of Notes to Consolidated Financial Statements for additional information concerning discontinued real estate operations.

In 1993, real estate sales included the sale of: 84 residential units or lots in Florida, New Mexico, and Texas ($15.9 million), land in Tennessee ($360,000) and a partnership interest in an apartment complex in Georgia ($850,000). In 1992, real estate sales included the sale of: 30 acres of Texas land ($484,000), 1 commercial lot in Wyoming ($589,000), an interest in 3 acres of Hawaii land ($10.1 million), 122 residential units or lots in Florida, New Mexico, and Texas ($16.6 million) and 3 lots, one model home and one partially completed home at the ocean front property in Florida ($5.9 million). In 1991, real estate sales consisted of 66 residential units or lots ($15.6 million) and 127 acres of land in Texas ($2.1 million).

Remaining real estate holdings include residential land, undeveloped land, single-family housing, and commercial structures located in the following states: California, Colorado, Florida, Kansas, Missouri, Nevada, New Mexico, Oklahoma, Texas and Wyoming, all of which are listed for sale.

Insurance Services Segment

The following businesses are considered to be in the insurance services segment: laboratory testing for the life and health insurance industries, underwriting and policy administration services and insurance premium finance services. Seafield's interest in an employee benefit consulting services entity was sold during 1992.

LabOne, Inc. (LabOne) an 82% owned subsidiary of Seafield, is a publicly-traded company (NASDAQ-LABS). In 1993, LabOne announced its intentions to expand into the clinical laboratory testing market. With a name change from Home Office Reference Laboratory, Inc. to LabOne, Inc. on February 21, 1994, separate marketing divisions were formed to focus on the specific laboratory testing needs of the insurance and clinical markets.

A Home Office Reference Laboratory (HORL) division will continue to operate as a provider of risk-appraisal laboratory testing services to the insurance industry. A new division, Center for Laboratory Services (CLS), will market diagnostic laboratory testing services to the healthcare industry. This reorganization is intended to further the corporation's diversification objectives to enter the clinical laboratory testing market and remain the leader in the insurance laboratory testing market. LabOne anticipates that testing for the clinical market will begin during the second quarter 1994, depending primarily upon the length of the sales cycle and initial customer acceptance of CLS services.

LabOne offers a core group of urine tests, controlled substance tests, insurance-oriented blood chemistry profiles, and a series of AIDS-related tests. LabOne's revenues decreased approximately 7% in 1993 to $69.4 million from $74.4 million in 1992 due primarily to an 8% decrease in laboratory revenue. Laboratory testing revenues were lower as the result of fewer applicants tested and a 5% decrease in the average revenue per applicant. Average revenue per applicant was lower primarily due to a decrease in prices as a result of continued competitive pressures. The total volume of applicants tested decreased primarily due to a decline in the number of medical insurance applicants tested. The number of medical insurance applicants tested as a percentage of total applicants tested declined from 9% in 1992 to 6% in 1993.

LabOne's revenues were 2% lower in 1992. Although the total unit volume of tests performed in 1992 increased by approximately 5%, revenues decreased as a result of an 8% decline in the average revenue per applicant tested. Average revenue per applicant was lower primarily due to a decrease in unit prices as a result of continued competitive pressures and a shift in product mix toward less expensive testing options.

LabOne's cost of sales decreased 5% in 1993. This is primarily due to lower depreciation, materials and supplies and product licensing expenses. Materials and supplies expense decreased as a result of fewer tests performed, lower costs of certain test supplies and fewer specimen collection kits sold. Selling, general and administrative expenses were slightly lower than 1992.

The insurance premium finance services operation experienced continued growth in both profitability and book of business. New premiums financed totaled $61.5 million in 1993, $40 million in 1992 and $24.4 million in 1991. The number of contracts written in 1993 was 10,277 compared to 6,465 and 3,248 in 1992 and 1991, respectively. In July 1993, Seafield's 95% owned subsidiary entered into an extendable two-year agreement whereby it can sell undivided interests in a designated pool of accounts receivable on an ongoing basis.
As collections reduce accounts receivable in the pool, additional sales may be made up to the maximum. The maximum allowable amount of receivables to be sold is $22 million. During 1993, $19 million of receivables were sold with $10.5 million used for retirement of debt which was partially guaranteed by Seafield. See Note 5 of Notes to Consolidated Financial Statements for additional information regarding securitization of receivables.

The underwriting and policy administration services business was negatively impacted by a merger and liquidation of two major customers late in 1992. Whilethis subsidiary did not achieve profitability in 1993, new business development is positive with the signing of ten new client companies. This signifies acceptance of the company's new product for the underwriting and service of life insurance policies. It takes several months before customer policies obtain state approvals and before production becomes significant.

Healthcare Services Segment

Two businesses are included in the healthcare services segment. One provides advanced cancer treatment services, and the other distributes radiopharmaceuticals and performs related nuclear medicine services.

Response Technologies, Inc. (Response), a 59%-owned subsidiary of Seafield, is a publicly-traded company (AMEX-RTK). Response is a provider of advanced cancer treatments and related services, principally on an outpatient basis, through treatment centers operated by Response. The centers, known as IMPACT (IMPlementing Advanced Cancer Treatments) Centers, are staffed by experienced oncology nurses, pharmacists, laboratory technologists and other support personnel to deliver outpatient services under the direction of private practicing oncologists. The primary treatments provided by the Centers involve high-dose chemotherapy coupled with support of the patient's immune system through the use of autologous peripheral blood stem cell reinfusion. The Centers also provide home pharmacy and outpatient infusional services for its patients. As of December 31, 1993, Response had twenty-eight IMPACT Centers located in sixteen states.

An initial investment in Response was made in October 1990. On November 1, 1991, Seafield exercised warrants which increased its ownership position in Response to approximately 52% from 44%. Seafield exercised its remaining warrants in May 1992, resulting in Seafield owning a total of 18,735,000 shares
at an average cost of $0.57 per share.   Seafield participated in Response's
rights offering to shareholders on June 12, 1993 and purchased an additional 1,873,500 shares at a cost of $2.75 per share. At December 31, 1993, Seafield owned 20,608,500 shares of Response at an average cost of $0.77 per share. Assuming maximum dilution from Response's present stock options, warrants and convertible securities, Seafield's ownership position in Response would decrease to approximately 56% from the approximate 59% position of current shares outstanding.

With a majority ownership position, the financial results of Response in 1993 and 1992 have been consolidated in Seafield's financial statements while only November and December were consolidated during 1991. Response recorded net earnings (loss) of $700,000, $591,000, and ($828,000) for the years ended December 31, 1993, 1992 and 1991, respectively. Net revenues increased $9.8 million, or 35%, in 1993 and $16.7 million, or 149%, in 1992. The increases are attributable to the establishment of new IMPACT Centers (six during 1993 and ten during 1992) and the maturation of operations of existing Centers.

Response's operating expenses increased $9.5 million, or 47%, during 1993 and $11.1 million, or 122%, during 1992. Operating expenses consist primarily of payroll costs, pharmaceutical and laboratory expenses, medical director fees, rent expense and other operational costs. These expenses are expected to display a high degree of variability in proportion to IMPACT Center revenue.

Response's operating expenses, as a percentage of net revenue, increased to 79% in 1993 from 73% in 1992, but decreased from 82% in 1991. The increase in 1993 is primarily attributable to an increase in lower margin revenue from pharmaceutical sales to physicians and infusional services. In addition, a large number of newer Centers were not yet profitable. The decrease in 1992 resulted from efficiency of operations as revenue increased and improved economies of scale.

Response's laboratory and pharmacy expense, which are largely variable costs tied to revenue growth, increased 48% during 1993 and 111% during 1992. Increases in Response's salaries and benefits, medical director fees and rent expense during 1993 and 1992 are due to the increase in the number of operating
Centers: to 28 in 1993, 22 in 1992, and 12 in 1991. The medical directors of each Center are compensated on a fixed fee basis for their services.

Response's general and administrative costs increased 9% in 1993 and 73% in 1992. Salaries and benefits represent the largest component of general and administrative expenses. General and administrative costs as a percentage of net revenues decreased to 8% in 1993 from 9% in 1992 and 14% in 1991. The decreases are the result of fixed expenses being spread over a larger revenue base, as well as management's ability to control such expenses during a period of rapid revenue growth.

Response's provision for doubtful accounts decreased $1.1 million during 1993 but increased $2.4 million from 1991 to 1992. The provision as a percentage of net revenue was 7%, 13% and 11% for the 12 months ended December 31, 1993, 1992 and 1991, respectively. The 1993 decrease is attributable to insurance pre-approval procedures implemented during the fourth quarter of 1992. This change provides important clarification of reimbursement expectations for most patients prior to commencing their treatment. Significant bad debt recoveries were also experienced during 1993. The increase from 1991 to 1992 was primarily attributable to the increase in revenue from the IMPACT Centers. Although Response is obtaining increased insurance pre-approval, the insurance industry is becoming more restrictive in its rates of reimbursement. Accordingly, Response's collection experience in 1993 may not be maintainable in future periods.

In 1992, Seafield acquired its second investment in a healthcare operating subsidiary with the December purchase of a 51% interest in Pyramid Diagnostic Services, Inc. (Pyramid). The original $4 million purchase price included newly-issued shares, thereby providing expansion financing to Pyramid. During 1993, Seafield acquired an additional 18% ownership position in Pyramid. Pyramid's four pharmacies distribute radiopharmaceuticals and related services to nuclear medicine departments, clinics and hospitals. Pyramid anticipates opening approximately four new pharmacies annually. The financial results of Pyramid were consolidated with Seafield's in 1993. See Note 1 of Notes to Consolidated Financial Statements for additional information.

Other Segments

Seafield's oil and gas subsidiary contributed revenues of $4.7 million in 1993, as compared to $3.4 million in 1992 and $2.5 million in 1991. The operating losses for this subsidiary resulted from increased oil and gas expense amortization exceeding the revenue increases. After retiring consolidated debt of approximately $2.4 million in 1993, Seafield's cash flow from oil and gas investments was in excess of $800,000. On January 1, 1993, Seafield increased its ownership position from 50% to 79% in a real estate, personal property, sales and use taxes consulting firm. Other revenues in 1993 included $9.5 million from the tax consulting firm. Prior to 1993, this subsidiary was accounted for by the equity method. See Note 1 of Notes to Consolidated Financial Statements for additional information.

Other investments contributing earnings include venture capital and liquidity investments. The return on short-term investments is included in the investment income line in the consolidated statements of earnings. Investment income totaled $10.2 million in 1993, $3.4 million in 1992 and $12.8 million in 1991. The decrease during 1992 in investment income resulted from fewer realized capital gains on investments, decreased amounts of invested funds and a pretax write off of $4.3 million on a venture capital portfolio investment. During 1992, Seafield also wrote down its investment in another publicly-traded, venture capital portfolio investment by $750,000 reflecting decreased market price. Seafield sold this investment at carrying value during 1993. The 1992 decrease in other income reflects a 1991 gain on sale of the Company's airplane, while the 1993 amount reflects expected litigation costs. See Item 3 and Note 3 of Notes to Consolidated Financial Statements for additional litigation information. In 1992, the consolidated effective tax rate dropped to 44% due primarily to an increase in non-taxable interest income, non-recurring deductible items and reductions in non-deductible subsidiary losses.

Seafield has investments in two majority-owned entities that are publicly traded. At December 31, 1993, based on the market prices of publicly-traded shares of these two subsidiaries, pretax unrealized gains of approximately $140 million on these investments were not reflected in either Seafield's book value or stockholders' equity.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 1993 at the holding company level, Seafield had available for operations approximately $47.1 million in cash and short-term investments with an additional $6.8 million in long-term securities. Seafield utilized $13 million of its cash in January 1994 with the acquisition of 382,350 shares of Seafield common stock as treasury stock. On a consolidated basis, Seafield and its subsidiaries (primarily LabOne with $42.4 million) had $95.6 million in cash and short-term investments at December 31, 1993. Current assets totaled approximately $140 million while current liabilities totaled $20.9 million.
Net cash provided by continuing operations decreased to $18.9 million from $22.9 million in 1992 reflecting the decrease in LabOne's insurance testing revenues, as previously discussed.

During 1992, Seafield conducted a "Dutch Auction" tender offer to purchase up to 2 million shares of Seafield stock. A total of 1,068,062 shares, about 14% of Seafield's stock outstanding prior to the tender offer, were purchased and retired. Cash totaling $35.1 million was utilized to acquire the shares at a cost of $32.90 per share including expenses of the transaction.

In August 1990, Seafield's board of directors rescinded a previous authorization and passed a new authorization of up to $70 million for the acquisition of Seafield and LabOne common stock. Up to $20 million of this authorization could be utilized to purchase LabOne stock.

At December 31, 1993, Seafield had $4.6 million remaining of the $50 million authorization for Seafield common stock. In January 1994, Seafield's board of directors approved an additional $8.4 million authorization necessary to complete the acquisition of 382,350 shares for $13 million. During 1993, treasury stock totaling 107,617 shares were issued for exercised options and 1,304,420 shares being held as treasury shares were retired.

Additionally, Seafield expended $2 million to acquire 115,800 shares of LabOne in 1993. This resulted in a total of 1,418,000 shares of LabOne's stock acquired under the board authorization at a cost of $16.6 million. In 1993, Seafield's board of directors approved an additional $5 million for the purchase of LabOne's stock resulting in a remaining aggregate authorization of $8.4 million at December 31, 1993.

Seafield is primarily a holding company. Sources of cash are investment income and sales, borrowings and dividends from subsidiaries. The dividend paying capabilities of subsidiaries may be restricted as to their transfer to the parent company. The primary uses of cash for Seafield are investments, subsidiary stock purchases and dividends to shareholders.

Seafield received a notice during 1992 of proposed adjustments from the Internal Revenue Service (IRS) with respect to 1986-87 federal income taxes. Theamount of additional taxes proposed by the IRS was approximately $17 million. Seafield filed a protest of the adjustments in 1992. The IRS has not yet responded to this protest. Seafield has also informally received proposed adjustments for 1988-1989 from the IRS. The amount of additional taxes proposed for these years is approximately $6 million. Seafield filed a carryback claim for 1990 taxable losses with the IRS. These losses were carried back to 1987, and the tax refund generated by this carryback is approximately $7.6 million. The refund, however, will not be acted on by the IRS until the IRS completes its review of the 1990 federal income taxes. This review began in late 1993, and will likely not be completed until 1995. Seafield believes it has meritorious defenses to many of the issues raised by the IRS and adequate accruals for income tax liabilities.

In 1988, LabOne's board of directors authorized up to $25 million to enter the market from time to time for the purpose of acquiring shares of LabOne's common stock. As of December 31, 1993, LabOne had acquired 2,099,235 shares at a total cost of $22.7 million. There were no shares purchased during 1993.

LabOne's first quarterly dividend was paid on December 30, 1991 with subsequent quarterly dividends paid during 1992 and 1993. As an 82% owner, Seafield received $7.6 million of cash as dividends from LabOne in 1993. LabOne's working capital position increased by $5.9 million to $48.6 million at December 31, 1993 from $42.7 million at December 31, 1992. This increase is the result of cash provided by operations exceeding the amount LabOne invested in capital asset additions and dividends paid. LabOne's cash and investments totaled $43.9 million at December 31, 1993 and LabOne expects to fund working capital needs, capital additions, dividend payments and further treasury stock purchases, if any, from a combination of cash reserves, cash flow and short-term borrowings. LabOne had no short-term borrowings during 1993 and an unsecured $1 million line of credit available for general corporate purposes with no debt restrictions.

During 1993, LabOne invested $3.7 million in additional property, plant, and equipment while 1992's investment totaled $3.1 million. Of the $3.7 million spent in 1993, approximately $2 million was for the diversification into the clinical testing market. Additional investments in property, plant and equipment in 1994 for general operating purposes and diversification into the clinical testing market are not expected to exceed the amount spent in 1993.

Response's working capital at December 31, 1993 was $13 million with current assets of $19.9 million and current liabilities of $6.9 million. Cash and cash equivalents and short-term investments represent $3.2 million of Response's current assets. As of December 31, 1993, Response has a $5 million revolving bank line of credit secured by accounts receivable with $2.4 million borrowed under this line of credit at December 31, 1993.

On June 12, 1993, Response issued 2,117,887 shares of common stock pursuant to a rights offering to its shareholders of record on March 12, 1993. Each shareholder as of that date was issued a nontransferable right to purchase one share of common stock for every ten shares owned. The purchase price was $2.75 per right, which was equal to 90% of the average closing price of the common stock for the ten trading days immediately prior to the record date. Seafield exercised 1,873,500 rights, its proportionate share. In addition, officers and directors of Response exercised approximately 108,000 rights. Net proceeds to Response amounted to $5.8 million.

Response plans to develop approximately six new IMPACT centers per year. Management estimates that the opening of each new Center will require an initial capital investment ranging from $200,000 to $300,000 and working capital of $400,000. The development of such new Centers is dependent upon several variables such as financing, identifying medical directors, and obtaining licenses.

No material commitment for capital expenditures existed as of December 31, 1993. Capital expenditures of $1.5 million for the year ended December 31, 1993 were primarily associated with Response's opening of six new Centers and additional expenditures for existing Centers. Response is committed to future minimum lease payments under operating leases totaling $4.5 million for administrative and operational facilities.

Insurance Services Trends

The following is LabOne's analysis of certain existing trends and changes in both the insurance industry and the insurance laboratory testing industry that have been identified as potentially affecting the future financial results of LabOne. Due to the potential for a rapid rate of change in any number of factors associated with the insurance laboratory testing industry, it is difficult to quantify with any degree of certainty LabOne's future volumes, sales or net earnings.

In the last several years, there has been a decline in the number of life insurance policies issued. Additionally, a few states have enacted legislation or regulations which have had the effect of reducing or eliminating the volume of laboratory tests requested by medical insurers in those states. It is likely that the trend will continue as more states enact legislation relating to healthcare and medical insurance. If these trends continue, management anticipates a decline in the total number of insurance applicants tested by LabOne in 1994 as compared to 1993.

The insurance laboratory testing industry continues to be increasingly competitive. Although the number of competitors has decreased, the degree of competition has not diminished. The primary focus of the competition has been on pricing and service. LabOne continues to maintain its market leadership by providing quality products and services at competitive prices. Management expects that prices will continue to decrease in 1994 due to competitive pressures.

Based upon the combined effect of declining volumes and decreasing prices, LabOne currently anticipates that revenues and net earnings related to insurance testing in 1994 may not exceed the level achieved in 1993.

In the 1992 10-K Annual Report, LabOne's management reported that the FDA was attempting to exert broader regulatory control over LabOne's business and all testing laboratories. The areas of increased control that could impact LabOne's business include: (1) whether FDA premarket approval may be required for LabOne's continued commercial distribution and use of a blood and urine specimen collection kit, (2) the FDA decision to require a premarket approval application by Epitope, Inc. with respect to its OraSure(registered trademark) specimen collection kit for saliva-based HIV antibody testing, as to which device LabOne has a supply and distribution agreement with Epitope, and (3) a draft FDA compliance policy guide stating that certain products routinely used by laboratories may require FDA approval or clearance. LabOne's management is not aware of any material developments in these areas affecting LabOne during 1993.

Healthcare Services Trends

It is generally anticipated that the healthcare industry will undergo significant reform in the coming years and it is difficult for Response to predict how it may be affected. There are several key factors which management believes may position Response to benefit from healthcare reform. First is Response's emphasis on cost reduction of advanced cancer treatments, primarily through a combination of the use of out-patient facilities and incorporation of the most recent technological advancements. Secondly, Response is emerging as a national healthcare provider focused on a uniform delivery of complex cancer technologies in the management of potentially curable cancers. Response'scommitment to its clinical trials program provides an important mechanism to monitor treatment outcomes to improve future treatment regimens and to provide a means of objectively selecting patients most likely to benefit from such treatments. Finally, Response's growing national network of Centers will allow it to work in partnership with the insurance industry to manage these intensive and complex therapies in a cost-efficient manner.

Response intends to devote significant marketing efforts in 1994 to develop a new type of Center based within client hospitals. Response will provide turnkey assistance to the hospital, including protocols, data collection and analysis, employee training, reimbursement support and a nurse coordinator to manage the program. The hospital will bill insurers directly for patient services, with a per-patient management fee paid to Response. This arrangement will allow a hospital to gain greater utilization of its existing staff and facilities by offering high-dose chemotherapy treatments without incurring additional overhead. This type of Center requires nominal capital investment by Response.

New Accounting Standards

Seafield adopted Financial Accounting Standards Board Statement No. 106 - "Employer's Accounting for Postretirement Benefits Other Than Pensions" in 1993. The adoption of Statement No. 106 had no significant impact on Seafield's financial position or results of operations.

Seafield adopted Financial Accounting Standards Board Statement No. 115 - "Accounting for Certain Investments in Debt and Equity Securities" in 1993. Theadoption of Statement No. 115 had no significant impact on Seafield's financial position or results of operations.

Seafield plans to adopt Financial Accounting Standards Board Statement No. 112
- - "Employer's Accounting for Postemployment Benefits" in the first quarter of 1994. The adoption of Statement No. 112 is not expected to have any significant impact on Seafield's financial position or results of operations.

No other recently issued accounting standards presently exist which will require adoption in future periods.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

               Part III

ITEM 10. DIRECTORS OF THE REGISTRANT.

See Cross Reference Sheet, "Documents Incorporated by Reference."

ITEM 11. EXECUTIVE COMPENSATION.

See Cross Reference Sheet, "Documents Incorporated by Reference."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

See Cross Reference Sheet, "Documents Incorporated by Reference."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See Cross Reference Sheet, "Documents Incorporated by Reference."

      Cross Reference Sheet To Documents Incorporated By Reference PART III

Item 10. Directors and Executive   Proxy Statement relating to Annual Meeting of
         Officers of the Company   Shareholders to be held May 11, 1994, under
                                   the caption "Election of Directors - Nominees and Directors whose terms expire in 1995 and 1996."

Item 11. Executive Compensation    Proxy Statement relating to Annual Meeting of
                                   Shareholders to be held May 11, 1994, under the captions "Election of Directors."

Item 12. Security Ownership of     Proxy Statement relating to Annual Meeting of
         Certain Beneficial        Shareholders to be held May 11, 1994, under
         Owners and Management     the captions "Election of Directors -
                                   Security Ownership of Management and Security
                                   Ownership of Certain Beneficial Owners."

Item 13. Certain Relationships     Proxy Statement relating to Annual Meeting of
         and Related               Shareholders to be held May 11, 1994, under
         Transactions              the caption "Election of Directors - Certain
                                   Transactions."



                                    PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

         Independent Auditors' Report

         Consolidated Balance Sheets - December 31, 1993 and 1992

         Consolidated Statements of Earnings -
           Years ended December 31, 1993, 1992 and 1991

         Consolidated Statements of Stockholders' Equity -
           Years ended December 31, 1993, 1992 and 1991

        Consolidated Statements of Cash Flows -
           Years ended December 31, 1993, 1992 and 1991

         Notes to Consolidated Financial Statements

 (2) Financial Statement Schedules*

        I. Marketable Securities - Years ended December 31, 1993 and 1992

     VIII. Valuation and Qualifying Accounts and Reserves -
             Years ended December 31, 1993, 1992 and 1991

       IX. Short-term Borrowings -
             Years ended December 31, 1993, 1992 and 1991

       XI. Real Estate and Accumulated Depreciation - December 31, 1993

All other schedules are omitted because they are not applicable or the information is given in the financial statements or notes thereto.

 * Portions of Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on May 11, 1994 are incorporated by reference into Part III of this report, if such Proxy Statement is filed with the Securities and Exchange Commission on or before April 30, 1994. If such Proxy Statement is not filed by such date, the information required to be presented in Part III will be filed as an amendment to this report.

  (3) Exhibits required by Item 601 of Regulation S-K (see Index to Exhibits in paragraph (c) infra.)

(b) Reports on Form 8-K.
    None.

(c) Index to Exhibits (Exhibits follow the Schedules);

     3.1    Registrant's Articles of Incorporation, as amended (filed as Exhibit
            3.1 to Amendment No. 1 to Registrant's Registration Statement on Form S-4, filed April 8, 1988 (File No. 33-20298) and incorporated herein by reference).

     3.2    Amendment to Registrant's Articles of Incorporation, effective
            May 15, 1991, (filed as Exhibit 3(b) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-16946) and incorporated herein by reference).

     3.3 Registrant's Bylaws, as amended (filed as Exhibit 3(c) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16946) and incorporated herein by reference).

     4.1 Form of Rights Agreement dated April 5, 1988, between Registrant and Morgan Shareholder Services Trust Company, as Rights Agent (filed as
            Exhibit 4.1 to Amendment No. 1 to Registrant's Registration Statement on Form S-4, filed April 8, 1988 (File No. 33-20298) and incorporated herein by reference).

     4.2 Form of Certificate of Serial Designation of Series A Preferred Stock (filed as Exhibit 4.2 to Amendment No. 1 to Registrant's Registration Statement on Form S-4, filed April 8, 1988, (File No. 33-20298) and incorporated herein by reference).

     4.3 Amendment No. 1 to the Rights Agreement, dated November 14, 1988, between Registrant and Morgan Shareholder Services Trust Company, as Rights Agent (filed as Exhibit 1 to the Registrant's current report on Form 8-K filed November 18, 1988 (File No. 0-16946) and incorporated herein by reference).

     4.4 Amendment No. 2 to the Rights Agreement, dated May 15, 1991, between Registrant and First Chicago Trust Company of New York, as Rights Agent (filed as Exhibit 4(d) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-16946) and incorporated herein by reference).

     4.5 Notice and Agreement Respecting Removal of Rights Agent and Appointment of Successor Rights Agent (filed as Exhibit 4(e) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-16946) and incorporated herein by reference).

    10.1    Registrant's 1984 Stock Option Incentive Plan, as amended (filed as
            Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-16946) and incorporated herein by reference). **

    10.2 Amendment to Registrant's 1984 Stock Option Incentive Plan, effective August 17, 1992 (filed as Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16946) and incorporated herein by reference). **

    10.3 Registrant's 1989 Stock Option and Incentive Plan (filed as Exhibit 28 to Registrant's Registration Statement on Form S-8 filed
            April 17, 1989 (File No. 33-28150) and incorporated herein by reference). **

    10.4 Amendment to Registrant's 1989 Stock Option and Incentive Plan, effective February 20, 1991 (filed as Exhibit 10(d) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-16946) and incorporated herein by reference). **

    10.5 Registrant's 1991 Non-Employee Directors' Stock Option Plan and form of Stock Option Agreement, effective May 15, 1991 (filed as Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-16946) and incorporated herein by reference). ***

    10.6 * Amendment No. 1 to Registrant's 1991 Non-Employee Directors' Stock Option Plan, dated November 10, 1993. ***

    10.7 Registrant's Stock Purchase Plan, as amended (filed as Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-16946) and incorporated herein by reference). ***

    10.8 Amendment to Registrant's Stock Purchase Plan, effective May 15, 1991 (filed as Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-16946) and incorporated herein by reference). ***

    10.9 Amendment to Registrant's Stock Purchase Plan effective August 17, 1992 (filed as Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16946) and incorporated herein by reference). ***

    10.10 Supplemental Retirement Agreement between the Registrant and P. Anthony Jacobs, President of Registrant (filed as Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16946) and incorporated herein by reference). **

    10.11 Consulting Agreement, dated as of August 1, 1990, First Amendment to Consulting Agreement, dated as of January 1, 1992, and Second Amendment to Consulting Agreement, dated as of January 1, 1993, each between the Registrant and W.D. Grant, director of the Registrant (filed as Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16946) and incorporated herein by reference). ***

    10.12 Form of Supplemental Retirement Agreement between the Registrant and senior executive officers (filed as Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16946) and incorporated herein by reference). **

    10.13 Nonrecourse Promissory Note from William H. West, M.D., an executive officer of Registrant, to Registrant and related Stock Pledge Agreement, both dated July 21, 1992 (filed as Exhibit 10(l) to Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1992 (File No. 0-16946) and incorporated herein by reference).

    10.14 Form of Termination Compensation Agreement between the Registrant and senior executive officers (filed as Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-16946) and incorporated herein by reference). **

    10.15 Form of Indemnification Agreement between Registrant and its directors and executive officers (filed as Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 0-16946) and incorporated herein by reference).

    10.16 Offer to Purchase shares of common stock of Registrant by Registrant, dated August 19, 1992 (filed as Exhibit (a)(1) to Registrant's Issuer Tender Offer Statement on Schedule 13E-4, filed August 19, 1992 (File No. 5-42600) and incorporated herein by reference).

    10.17 * Services Agreement, dated January 1, 1993, among Registrant and LabOne, Inc., relating to services and other matters among the parties.

    10.18 1985 Stock Option Plan of Response Technologies, Inc., as amended (filed as Exhibit 10(q) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16946) and incorporated herein by reference). **

    10.19 1990 Non-Qualified Stock Option Plan of Response Technologies, Inc. (filed as Exhibit 10(r) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16946) and incorporated herein by reference). **

    10.20   Employment Agreement between Response Technologies, Inc. and William
            H. West, M.D., dated January 1, 1992 (filed as Exhibit 10(s) to Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1992 (File No. 0-16946) and incorporated herein by reference). **

    10.21 * Long-Term Incentive Plan of LabOne, Inc., approved May 16, 1991 with amendments adopted May 21, 1993 and November 9, 1993. **

    10.22 * Employment Agreement between LabOne, Inc. and Bert H. Hood, dated August 5, 1993 and amended November 9, 1993. **

    10.23 * Employment Agreement between LabOne, Inc. and Kenneth A. Stelzer dated August 19, 1993 and amended November 12, 1993. **

    10.24 Agreement, dated June 29, 1992, among Registrant, Generali-Assicurazioni Generali, S.p.A., Business Men's Assurance Company of America (BMA) and other parties relating to an assumption of pension liabilities, the sale by Registrant of BMA stock and the cancellation of a guarantee respecting certain of BMA's mortgage loans (filed as Exhibit 10(w) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16946) and incorporated herein by reference).


    13 Annual Report to Shareholders for the year ended December 31, 1993 - To be filed.

    16.1 * Response Technologies, Inc. approval of KPMG Peat Marwick as Independent Auditors.

    16.2 * Response Technologies, Inc. Form 8-K concerning a change of independent auditors, including comment letter from previous auditors, dated April 19, 1993.

    16.3 * Independent Auditors' Report of Response Technologies, Inc. for the years ended 1992 and 1991.

    21      Subsidiaries of Registrant (reference is made to Item 1 hereof).

    23    * Consents of KPMG Peat Marwick with respect to Forms S-8.

    99 Proxy Statement for Annual Shareholders meeting to be held May 11, 1994 - To be filed.

   * These documents may be obtained by stockholders of Registrant upon written request to: Seafield Capital Corporation, P.0. Box 410949, Kansas City, Missouri 64141.

  ** Management Compensatory Plan

 *** Non-Management Director Compensatory Plan

(d)  Not Applicable.



                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SEAFIELD CAPITAL CORPORATION
                                     By:    /s/  W. Thomas Grant II
                                         -----------------------------
                                            W. Thomas Grant II
                                     Title: Chairman and Chief Executive
                                            Officer and Director
                                     Date:  March 18, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons who serve Registrant in the capacities and on the dates indicated.


By:    /s/  P. Anthony Jacobs        By:    /s James R. Seward
    -----------------------------        -----------------------------
       P. Anthony Jacobs                    James R. Seward
Title: President and Chief           Title: Executive Vice President,
       Operating Officer                    Chief Financial Officer
       and Director                         and Director
Date:  March 18, 1994                Date:  March 18, 1994


By:    /s/ Steven K. Fitzwater              /s/  W. D. Grant
    -----------------------------        -----------------------------
       Steven K. Fitzwater                  W. D. Grant
Title: Vice President, Chief         Title: Director
       Accounting Officer and
       Secretary
Date:  March 18, 1994                Date:  March 18, 1994


By:    /s/ John H. Robinson, Jr.     By:    /s/  David Kemper
    -----------------------------        -----------------------------
       John H. Robinson, Jr.                David Kemper
Title: Director                      Title: Director
Date:  March 18, 1994                Date:  March 18, 1994



INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Seafield Capital Corporation:

We have audited the consolidated financial statements of Seafield Capital Corporation and subsidiaries as listed in Item 14(a)(1). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in Item 14(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. We did not audit the financial statements of Response Technologies, Inc., a 59% owned subsidiary, which statements reflect total assets constituting 6% of consolidated assets in 1992 and total revenues constituting 25% and 3% of consolidated revenues in 1992 and 1991, respectively.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seafield Capital Corporation and subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" in 1992.




                                          KPMG Peat Marwick

Kansas City, Missouri
February 4, 1994



SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
- ------------------------------------------------------------------------------
December 31,                                                1993         1992
- ------------------------------------------------------------------------------
                                                              (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                             $  15,491        2,246
  Short-term investments                                   80,069       64,054
  Accounts and notes receivable                            32,296       36,177
  Current income tax receivable                             1,325        2,773
  Deferred income tax assets                                1,621          680
  Other current assets                                      8,924        5,482
  Current assets of discontinued real estate
    operations - net                                          336        2,243
                                                          --------------------
      Total current assets                                140,062      113,655
Securities and indebtedness of affiliates                     310        2,320
Property, plant and equipment                              27,767       30,825
Investments:
  Securities                                                8,274       22,513
  Notes receivable                                          1,394        1,291
  Oil and gas                                               8,381       14,913
Intangible assets                                          33,178       32,020
Other assets                                                2,667           92
Non-current assets of discontinued real estate
  operations - net                                         52,260       62,885
                                                          --------------------
                                                        $ 274,293      280,514
                                                          ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $   6,746        5,469
  Notes payable                                             4,571       11,927
  Other current liabilities                                 9,552        6,860
                                                          --------------------
      Total current liabilities                            20,869       24,256
Notes payable                                                  18        1,013
Deferred income tax liabilities                               723        6,414
Other liabilities                                           4,197        3,082
                                                          --------------------
      Total liabilities                                    25,807       34,765
                                                          --------------------
Minority interests                                         22,816       17,743
                                                          --------------------

Stockholders' equity:
  Preferred stock of $1 par value.
    Authorized 3,000,000 shares; none issued                  --           --
  Common stock of $1 par value.
    Authorized 24,000,000 shares; issued
    7,500,000 shares (1992-8,804,420)                       7,500        8,804
  Paid-in capital                                           1,007          644
  Equity adjustment from foreign currency translation        (350)        (438)
  Retained earnings                                       235,583      275,944
                                                          --------------------
                                                          243,740      284,954
  Less cost of 766,755 shares of treasury stock
    (1992-2,098,255)                                       18,070       56,948
                                                          --------------------
      Total stockholders' equity                          225,670      228,006
                                                          --------------------
Commitments and contingencies
                                                          --------------------
                                                        $ 274,293      280,514
                                                          ====================

See accompanying notes to consolidated financial statements.



SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
- ------------------------------------------------------------------------------
Year ended December 31,                        1993         1992         1991
- ------------------------------------------------------------------------------
                                                    (in thousands except
                                                     per share amounts)
REVENUES
  Insurance services                     $    74,803       80,034       80,110
  Healthcare services                         40,882       27,870        2,655
  Other                                       14,182        3,428        2,475
                                           -----------------------------------
    Total revenues                           129,867      111,332       85,240

COSTS AND EXPENSES
  Insurance services                          33,728       38,422       40,359
  Healthcare services                         37,203       23,902        2,497
  Other                                       14,882        3,766        3,976
  Selling, general and administrative         36,923       36,252       31,247
                                           -----------------------------------
Earnings from operations                       7,131        8,990        7,161
  Investment income - net                     10,197        3,358       12,765
  Other income (expense)                      (2,242)         360        1,753
  Equity in losses of affiliates                (146)        (168)      (1,572)
                                           -----------------------------------
Earnings before income taxes                  14,940       12,540       20,107
                                           -----------------------------------
  Taxes on income (benefits):
    Current                                    9,373        6,708        8,472
    Deferred                                  (2,382)      (1,217)         946
                                           -----------------------------------
      Total                                    6,991        5,491        9,418
                                           -----------------------------------
Earnings before minority interests             7,949        7,049       10,689
  Minority interests                           2,331        2,881        2,780
                                           -----------------------------------
Earnings from continuing operations            5,618        4,168        7,909
  Loss from discontinued real
    estate operations                            --        (7,214)      (2,464)
  Gain on disposal of discontinued
    insurance operations                         --         4,265          --
  Cumulative effect to January 1, 1992
    of change in method of accounting
    for income taxes                             --         3,352          --
                                           -----------------------------------
NET EARNINGS                             $     5,618        4,571        5,445
                                           ===================================

Per share of common stock:
  Earnings from continuing operations    $       .82          .55          .94
  Loss from discontinued real
    estate operations                             --         (.95)        (.29)
  Gain on disposal of discontinued
   insurance operations                           --          .56           --
  Cumulative effect of accounting change          --          .44           --
                                           -----------------------------------
  NET EARNINGS                           $       .82          .60          .65
                                           ===================================

See accompanying notes to consolidated financial statements.



SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
- ------------------------------------------------------------------------------
Year ended December 31,                        1993         1992         1991
- ------------------------------------------------------------------------------
                                                       (in thousands)
Common stock:
  Balance, beginning of year             $     8,804        9,872        9,872
  Retirement of stock                         (1,304)      (1,068)         --
                                           -----------------------------------
  Balance, end of year                         7,500        8,804        9,872
                                           -----------------------------------
Paid-in capital:
  Balance, beginning of year                     644          438          438
  Exercise of stock options                      363          206          --
                                           -----------------------------------
  Balance, end of year                         1,007          644          438
                                           -----------------------------------
Foreign currency translation:
  Balance, beginning of year                    (438)         172          213
  Net change during year                          88         (610)         (41)
                                           -----------------------------------
  Balance, end of year                          (350)        (438)         172
                                           -----------------------------------
Retained earnings:
  Balance, beginning of year                 275,944      314,407      319,080
  Net earnings                                 5,618        4,571        5,445
  Dividends declared*                         (8,059)      (8,965)     (10,118)
  Retirement of stock                        (37,920)     (34,069)         --
                                           -----------------------------------
  Balance, end of year                       235,583      275,944      314,407
                                           -----------------------------------
Less treasury stock:
  Balance, beginning of year                  56,948       57,406       29,186
  Shares purchased (1993-80,537;
    1992-1,235,925; 1991-1,181,696)            2,998       40,460       28,220
  Shares issued (1993-107,617;
    1992-214,240)                             (2,652)      (5,781)         --
  Shares retired (1993-1,304,420;
    1992-1,068,062)                          (39,224)     (35,137)         --
                                           -----------------------------------
  Balance, end of year                        18,070       56,948       57,406
                                           -----------------------------------
STOCKHOLDERS' EQUITY                     $   225,670      228,006      267,483
                                           ===================================

*Dividends per share amounted to $1.20 in 1993, 1992 and 1991.



See accompanying notes to consolidated financial statements.



SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------------------
Year Ended December 31,                             1993       1992       1991
- -------------------------------------------------------------------------------
                                                         (in thousands)
OPERATING ACTIVITIES
Earnings from continuing operations              $  5,618      4,168      7,909
Adjustments to reconcile earnings from
 continuing operations to net cash provided
 by continuing operations:
  Depreciation and amortization                    19,621     18,325     15,644
  Equity in losses of affiliates                      146        168      1,572
  Earnings applicable to minority interests         2,331      2,881      2,780
  Change in accounts receivable                    (7,912)    (2,699)    (1,296)
  Change in accounts payable                        1,250      1,066       (409)
  Income taxes                                     (1,681)    (2,901)     1,912
  Other, net                                         (424)     1,894     (5,592)
                                                  --------   --------   --------
   Net cash provided by continuing operations      18,949     22,902     22,520
                                                  --------   --------   --------
INVESTING ACTIVITIES
Purchases of investments                          (17,604)   (13,799)   (24,606)
Sales or maturities of investments                 20,599     13,216      2,072
Proceeds of securitization                         19,000        --         --
Additions to property, plant and equipment, net    (5,689)    (6,959)    (2,915)
Oil and gas investments                               (55)    (2,007)    (3,470)
Short-term investments                            (11,025)    (3,737)    39,251
Purchase of stock in consolidated subsidiaries     (2,365)    (3,350)    (9,192)
Investments in affiliates                              89       (400)    (2,750)
Net cash provided from discontinued
 real estate operations                            10,520     22,029      6,793
Net proceeds from discontinued insurance
 operations                                           --      12,800        --
Other, net                                           (731)    (1,751)      (107)
                                                  --------   --------   --------
   Net cash provided by investing activities       12,739     16,042      5,076
                                                  --------   --------   --------
FINANCING ACTIVITIES
Borrowings (payments) under line of
 credit agreements, net                            (6,891)     5,615        743
Proceeds from long-term debt                          168        --       2,877
Payment of principal on long-term debt             (3,843)    (2,262)       (68)
Dividends paid                                     (8,059)    (8,965)   (10,118)
Purchase of treasury stock/tender offer               --     (35,137)   (28,220)
Issuance of common stock                               17        664        --
                                                  --------   --------   --------
   Net cash used by financing activities          (18,608)   (40,085)   (34,786)
                                                  --------   --------   --------
Effect of foreign currency translation                165       (570)       (18)
                                                  --------   --------   --------
Net increase (decrease) in cash and
  cash equivalents                                 13,245     (1,711)    (7,208)
Cash and cash equivalents at beginning of year      2,246      3,957     11,165
                                                  --------   --------   --------
Cash and cash equivalents at end of year         $ 15,491      2,246      3,957
                                                  ========   ========   ========
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
  Interest                                       $    539        685        652
                                                  ========   ========   ========
  Income taxes, net                              $  5,726      6,274      8,238
                                                  ========   ========   ========



SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1993, 1992 and 1991


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
The accompanying consolidated financial statements include the accounts of Seafield Capital Corporation (Seafield or the Company) and all majority-owned subsidiaries and joint ventures. Investments with ownerships of 20% to 50% are accounted for by the equity method. These equity investments are included in the Consolidated Balance Sheets under the asset caption "Securities and indebtedness of affiliates," and the equity in losses is included in the Consolidated Statements of Earnings under the caption "Equity in losses of affiliates."

Two publicly traded subsidiaries are included in the consolidated financial statements of Seafield. LabOne, Inc. (LabOne) was formerly Home Office Reference Laboratory, Inc. and is 82% owned. Response Technologies, Inc. (Response) is 59% owned. The financial results of Response have been consolidated in Seafield's financial statements since November 1, 1991.

All significant intercompany transactions have been eliminated in consolidation. Certain 1992 and 1991 amounts have been reclassified for comparative purposes with no effect on net earnings.

In 1992, Seafield's board of directors approved a plan for the discontinuance of real estate operations. See note 13 for additional information on discontinued real estate operations.

In 1992, Seafield finalized the sale of the remaining 5% interest in its former insurance subsidiary and received $12.8 million in cash. This resulted in an additional after-tax gain of $4.3 million. Insurance operations have been presented separately as discontinued operations in the consolidated financial statements. See Note 13 for additional information on discontinued insurance operations.


CASH AND CASH EQUIVALENTS
Cash and cash equivalents include demand deposits in banks and overnight investments that are stated at cost which approximates market value.


INVESTMENT SECURITIES
Investment securities are carried at approximate market value in 1993 and the lower of cost or market value in 1992. Investment securities consist of certificates of deposit, equity securities, debt securities and debt obligations of the U. S. government and state and political subdivisions. Short-term investments are securities with maturities of less than one year.


PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is recorded at cost with depreciation provided over its useful life. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the determination of net earnings. See Note 4 for additional information on depreciation.


OIL AND GAS INVESTMENTS
The Company's oil and gas investments are accounted for using the full cost method. All costs incurred in acquisition and development are capitalized. Depletion is computed on the units of production method based on all proved reserves. All general operating costs are expensed as incurred.


INTANGIBLE ASSETS
Goodwill, patents, antibodies, antigens and nicotine screening processes are recorded as intangible assets at their acquisition cost. These assets are amortized on a straight-line basis over their estimated remaining lives, except for patents which are amortized over 184 months at date of acquisition.


ACQUISITIONS
In December 1992, the Company acquired 51% of a radiopharmaceutical company. The balance sheet of this subsidiary was included in the Company's Consolidated Balance Sheets at December 31, 1992. On January 1, 1993, the Company increased its ownership of a property tax consulting subsidiary from 50% to 79%. Prior to 1993, this subsidiary was accounted for by the equity method. The proforma consolidated revenues, including these two subsidiaries, would have been $122 million for 1992 and $97 million for 1991. The results of operations for these subsidiaries are not material in relation to the Company's consolidated financial statements and additional proforma financial information has therefore not been presented.


FEDERAL INCOME TAXES
Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" required a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates was recognized in income in the period that includes the enactment date.

Effective January 1, 1992, the Company adopted Statement 109 and recognized the cumulative effect of the change in accounting method of $3.4 million as income in the Consolidated Statements of Earnings.


RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 106 "Accounting for Postretirement Benefits Other Than Pensions" was implemented in 1993. The adoption of this standard had no significant impact on the Company's financial position or results of operations.

Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" is required to be implemented for the year ending December 31, 1994. Earlier implementation is permitted as of the end of a fiscal year for which annual financial statements had not previously been issued. Therefore, the Company implemented this accounting standard as of December 31, 1993 with no significant impact on the Company's financial position or results of operations.

Statement of Financial Accounting Standards No. 112 "Employer's Accounting for Postemployment Benefits" is required to be implemented in the first quarter of 1994. This standard is not expected to have any significant impact on the Company's financial position or results of operations.


EARNINGS PER SHARE
Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding and the common share equivalents of dilutive stock options: 1993 - 6,847,559, 1992 - 7,589,043 and 1991 - 8,429,565.



NOTE 2 - BENEFIT PLANS

Effective January 1, 1991, Seafield and certain subsidiaries established a savings plan qualifying under Section 401(k) of the Internal Revenue Code and a money purchase pension plan. All full-time employees who have worked 500 hours within the first six months of employment are eligible to participate in the plans. After the first 12-month period, eligibility is measured on a plan-year basis.

Participants in the 401(k) plan may contribute 2% to 10% of annual compensation. Seafield and the participating subsidiaries contribute for each participant an amount equal to 50% of the participant's contribution. A participant is immediately fully vested with respect to the participant's contributions. A participant is 100% vested with respect to the companies' contributions after five years of service. Both the participants' and the companies' contributions are invested by the trustees of the plan at the direction of the participants in any one or more of six investment funds, one of which is a Seafield Stock Fund. The matching contributions made by Seafield and the participating subsidiaries amounted to $87,000 for 1993, $71,000 for 1992 and $65,000 for 1991.

The money purchase pension plan is a defined contribution plan under which Seafield and the participating subsidiaries contribute a percentage of a participant's annual compensation. The companies contribute an amount equal to 7% of base compensation up to the maximum social security wage base ($57,600 in 1993, $55,500 in 1992 and $53,400 in 1991) and 12.7% of earnings in excess of this amount up to an annual limit ($235,840 in 1993, $228,860 in 1992 and $222,220 in 1991). Participants become 100% vested after five years of service, normal retirement at age 65, or in the event of disability or death while employed by the companies. Contributions to this plan by Seafield and the participating subsidiaries were $190,000 for 1993, $139,000 for 1992 and $105,000 for 1991.

Seafield has a stock purchase plan which is open to all non-employee directors of the Company and employees of the Company and participating subsidiaries who are designated by the chairman of the board. The directors may contribute an amount equal to all or part of their directors compensation. The designated employees may contribute the lesser of 10% of their salary or $30,000. The Company matches each participant's contribution at a rate of 50%. Seafield common stock is purchased on the open market each month and each participant receives as many shares as the participant's contribution, plus the Company's matching contribution, will purchase. No employees are presently designated to participate. The matching contributions made by Seafield amounted to $44,000, $51,000 and $55,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

LabOne, Response and certain other subsidiaries maintain profit sharing plans qualifying under Section 401(k) of the Internal Revenue Code. LabOne also has a defined contribution plan. These subsidiaries contributed $1,702,000, $1,444,000 and $1,030,000 to the plans for the years ended December 31, 1993, 1992 and 1991, respectively.



NOTE 3 - COMMITMENTS AND CONTINGENCIES

Seafield received a notice during 1992 of proposed adjustments from the Internal Revenue Service (IRS) with respect to 1986-87 federal income taxes. The amount of additional taxes proposed by the IRS was approximately $17 million. Seafield filed a protest of the adjustments in 1992. The IRS has not yet responded to this protest. Seafield has also informally received proposed adjustments for 1988-1989 from the IRS. The amount of additional taxes proposed for these years is approximately $6 million. Seafield filed a carryback claim for 1990 taxable losses with the IRS. These losses were carried back to 1987, and the tax refund generated by this carryback is approximately $7.6 million. The refund, however, will not be acted on by the IRS until the IRS completes its review of the 1990 federal income taxes. This review began in late 1993, and will likely not be completed until 1995. Seafield believes it has meritorious defenses to many of the issues raised by the IRS and adequate accruals for income tax liabilities.

A lawsuit was initiated in 1986 by Seafield's former insurance subsidiary against an architectural and engineering firm and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the costs had been incurred prior to any discussions regarding a sale of the insurance company, Seafield negotiated with the buyer for an assignment of the cause of action from the insurance company. Thus, any recovery will be for the benefit of Seafield and all costs incurred in connection with the litigation will be paid by Seafield. Any ultimate recovery will be recognized as income when received and would be subject to income taxes. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgement granted in 1992 in favor of Seafield. Trial counsel was authorized to seek a rehearing by the Court of Appeals, and failing that, a review by the Missouri Supreme Court. The Court of Appeals notified counsel in November 1993 that it would rehear the case without oral arguments or further briefs.

In 1990, the former insurance subsidiary was joined in an existing lawsuit by the Federal Deposit Insurance Corporation (FDIC) as successor to Sunbelt
Service Corporation. The FDIC alleged that the insurance subsidiary was obligated under a repurchase agreement in the approximate amount of $6 million. At a mediation proceeding in January 1994, the FDIC agreed to dismiss its claims against Seafield with prejudice.

In 1988, a lawsuit was initiated against the former insurance subsidiary by its former partners in the Quail Run real estate project in Santa Fe, New Mexico. The plaintiffs seek approximately $11 million in actual damages and unspecified punitive damages based upon alleged breaches of contract and fiduciary duty and economic compulsion, all arising out of the purchase of the plaintiffs' interest in the project. In November 1993, the Appeals Court overturned a partial summary judgement granted in favor of Seafield in 1992. Thus, all issues in the case will be presented at trial which has been set for July 1994.

Because the Quail Run project was retained by Seafield in connection with the sale of its former insurance subsidiary, Seafield is defending the lawsuit under an indemnification arrangement with the purchaser of the former subsidiary; all costs incurred and any judgements rendered in favor of the plaintiff in connection with this litigation will be for the account of Seafield.

In the opinion of management, after consultation with legal counsel and based upon current available information, none of these lawsuits is expected to have a significant impact on the consolidated financial statements of Seafield.



NOTE 4 - PROPERTY, PLANT AND EQUIPMENT AND ACCOUNTS AND NOTES RECEIVABLE

A summary of property, plant and equipment is as follows:
                                               Rate of          December 31,
                                            Depreciation       1993     1992
                                           ------------------------------------
                                                               (In thousands)
Property, plant and equipment                  5% - 33%     $  65,083   61,168
Less accumulated depreciation                                  37,316   30,343
                                            -----------------------------------
                                                            $  27,767   30,825
                                            ===================================

A summary of accounts and notes receivable is as follows:
                                                                December 31,
                                                               1993     1992
                                                            -------------------
                                                               (In thousands)
Accounts receivable                                         $  36,694   37,163
Notes receivable                                                1,585    2,690
Allowance for doubtful accounts                                (4,589)  (2,385)
                                                            -------------------
                                                               33,690   37,468
Less current portion                                           32,296   36,177
                                                            -------------------
                                                            $   1,394    1,291
                                                            ===================

Interest rates on notes receivable were 5% to 9% in 1993 and 1992. Seafield has made a loan in the amount of $500,000 to an officer of Response. The note, with an interest rate of 6.74%, is due in 1996.



NOTE 5 - SECURITIZATION OF RECEIVABLES

In July 1993, a 95% owned subsidiary of Seafield entered into an extendable two-year agreement whereby it can sell undivided interests in a designated pool of accounts receivable on an ongoing basis. The maximum allowable amount of receivables to be sold is $22 million, subject to voluntary reduction by the purchaser to a minimum of $12 million. As collections reduce accounts receivable in the pool, the purchaser permits the subsidiary to apply such collections to additional purchases up to the maximum. As of December 31, 1993, the subsidiary had securitized receivables of $19 million. The net cash proceeds are reported as an investing activity in the accompanying Consolidated Statements of Cash Flows. The securitized receivables are reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets. The proceeds from the initial sale of receivable interests were used to retire bank debt and subordinated debts to Seafield and the subsidiary's chief executive officer.

The subsidiary did not record a gain or loss on the sales as the costs of receivables sold approximated the proceeds. At December 31, 1993, receivables of $2.3 million are subordinated to undivided interests sold in the event of defaults or delinquencies with respect to the underlying receivables. A default reserve is required for the greater of 12% of the accounts receivable sold or an amount set forth by a formula based on preceding months' default ratios. The subsidiary continues to service the securitized receivables for which it receives a servicing fee.



NOTE 6 - SEGMENT DATA

The following table shows segment information from continuing operations:

Year ended December 31,                        1993         1992         1991
- ------------------------------------------------------------------------------
                                                       (In thousands)
REVENUES:
  Insurance services                     $    74,803       80,034       80,110
  Healthcare services                         40,882       27,870        2,655
  Other                                       14,182        3,428        2,475
                                           -----------------------------------
    Total revenues                       $   129,867      111,332       85,240
                                           ===================================
OPERATING EARNINGS:
  Insurance services                     $    15,441       17,844       15,909
  Healthcare services                            158          255         (131)
  Other                                       (3,145)      (1,505)      (1,988)
  Investment and miscellaneous income          8,616        1,971       13,690
  Equity in losses of affiliates                (146)        (168)      (1,572)
  Corporate expense                           (5,738)      (5,643)      (5,463)
  Interest expense                              (246)        (214)        (338)
                                           -----------------------------------
  Earnings before income taxes
    and minority interests                    14,940       12,540       20,107
  Income taxes                                (6,991)      (5,491)      (9,418)
  Minority interests                          (2,331)      (2,881)      (2,780)
                                           -----------------------------------
    Earnings from continuing operations  $     5,618        4,168        7,909
                                           ===================================

IDENTIFIABLE ASSETS:
  Insurance services                     $   101,945      114,591      106,673
  Healthcare services                         41,067       28,418       21,567
  Net assets of discontinued operations       52,596       65,128      102,657
  Other                                       78,685       72,377       86,192
                                           -----------------------------------
    Total identifiable assets            $   274,293      280,514      317,089
                                           ===================================

Operating earnings are revenues less expenses other than corporate and interest expense, net of intersegment transactions. Depreciation and amortization amounts for 1993, 1992 and 1991 were $16,474,000, $15,484,000 and $13,863,000 respectively. Goodwill amortization for 1993, 1992 and 1991 was $3,147,000, $2,841,000 and $1,781,000, respectively. In January 1994, approximately $13 million of the $78.7 million other identifiable assets was used to purchase 382,350 shares of Seafield common stock from an institutional shareholder in a single transaction.

Capital expenditures, depreciation and amortization expense for the significant segments are as follows:
                                               1993         1992         1991
                                           -----------------------------------
Insurance services:
  Capital expenditures                   $     1,877        3,243        2,749
                                           ===================================
  Depreciation and amortization          $     9,255        9,899        9,378
                                           ===================================
Healthcare services:
  Capital expenditures                   $     3,606        2,477          636
                                           ===================================
  Depreciation and amortization          $     2,014        1,118           85
                                           ===================================



NOTE 7 - INCENTIVE STOCK OPTION PLAN

Seafield has three Stock Option Plans which provide for Qualified and Nonqualified Stock Options, Stock Appreciation Rights (SAR's) and restricted stock awards to key employees and directors. The plans entitle the grantee to purchase shares at prices ranging from 75% to 110% of the fair market value at date of grant during terms up to ten years. SAR's may be issued in tandem with stock options and entitle the holder to elect to receive the appreciated value in cash. Restricted stock awards are rights to receive or retain shares in payment of compensation earned or to be earned. During 1993, restricted stock awards of 5,701 shares became vested and were issued. Restricted stock awards totaled 102,602 shares at December 31, 1993. The following presents a summary of stock options activity for the three years ended December 31, 1993:

                                            Number of             Option
                                              Shares               Price
- ------------------------------------------------------------------------------
Outstanding December 31, 1990                834,050        $ 23.250 - 43.250
Granted                                      278,500          21.500 - 23.500
Terminated or forfeited                       27,597          21.500 - 31.000
                                           -----------------------------------
Outstanding December 31, 1991              1,084,953          21.500 - 43.250
Granted                                        4,500          29.000 - 29.000
Exercised                                    324,240          21.500 - 31.000
Terminated or forfeited                       11,500          21.500 - 31.000
                                           -----------------------------------
Outstanding December 31, 1992                753,713          21.500 - 43.250
Granted                                       33,500          32.000 - 34.875
Exercised                                    107,617          21.500 - 31.000
Terminated or forfeited                       46,335          21.500 - 43.250
                                           -----------------------------------
Outstanding December 31, 1993                633,261          21.500 - 34.875
                                           ===================================


Options for 477,155 shares were exercisable at December 31, 1993 and 143,335 shares were available to be awarded. The difference between the per share exercise price and the average cost per share of the treasury stock issued for stock options exercised increased paid-in capital by $363,000 in 1993 and $206,000 in 1992. Additionally, Seafield maintains a Stock Purchase Plan under which each participant's contribution is matched at a rate of 50%. Seafield common stock is purchased on the open market each month. Of the 100,000 shares registered under this plan, 72,794 shares were eligible for issuance at December 31, 1993.



NOTE 8 - LEASE COMMITMENTS

Seafield and subsidiaries lease office space, equipment, land and buildings under various, noncancelable leases expiring through 1999. Rental expense for these leases during 1993, 1992 and 1991 amounted to $3,063,000, $1,948,000 and $1,634,000, respectively.

Future minimum lease payments under these agreements as of December 31, 1993:

                               Year          Amount
                              -----------------------
                               1994       $ 3,160,000
                               1995         2,632,000
                               1996         2,119,000
                               1997         1,513,000
                               1998           902,000
                               Thereafter     876,000



NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and Cash Equivalents, Short-term Investments, Accounts Receivable and Accounts Payable:
The carrying amount approximates fair value because of the short maturity of these instruments.

Investment Securities:
The fair values of some investments are estimated based on quoted market prices for these or similar investments. It was not practicable to estimate the fair value of an investment representing 8% of the issued preferred stock of an untraded company.

Notes Receivable and Notes Payable:
The fair values of notes receivable and notes payable were calculated by discounting scheduled cash flows using estimated market discount rates.

The estimated fair values of the Company's financial instruments are summarized as follows:

December 31,                                1993                   1992
- --------------------------------------------------------------------------------
                                     Carrying  Estimated    Carrying  Estimated
                                      Amount   Fair Value    Amount   Fair Value
                                     --------------------   --------------------
                                                   (In thousands)

Cash and cash equivalents             15,491     15,491       2,246      2,246
Short-term investments                80,069     80,069      64,054     64,054
Accounts receivable                   32,155     32,155      34,800     34,800
Notes receivable                       1,535      1,690       2,668      2,717
Investment securities
  Practicable to estimate
    fair value                         7,259     10,634      21,498     31,043
  Not practicable to estimate
    fair value                         1,015       --         1,015       --
Accounts payable
  and other liabilities               20,495     20,060      15,411     14,893
Notes payable                          4,589      4,589      12,940     13,051

Seafield has investments in two majority-owned entities that are publicly traded. At December 31, 1993, based on the market prices of publicly traded shares of these two subsidiaries, pretax unrealized gains of approximately $140 million ($20.78 per share) on these investments were not reflected in either Seafield's book value or stockholders' equity.



NOTE 10 - INCOME TAXES

Seafield and those subsidiaries which are eligible, file a consolidated U.S. federal income tax return. Prior to consolidation in Seafield's federal income tax return, various subsidiaries generated taxable losses of approximately $6.5 million. These net operating loss carryforwards could only be utilized against future taxable income of the corporation which generated the loss. However, in 1992, $4.1 million of these losses were reattributed to Seafield upon the disposition of the stock of the former employee benefits consulting services subsidiary. In 1993, Seafield utilized approximately $1.6 million of these reattributed losses, thereby reducing income tax expense by $534,000. The remainder of these net operating loss carryforwards will begin to expire in the year 2004.

During 1993 and 1992, Response utilized approximately $1,374,000 and $1,156,000 of available federal net operating loss carryforwards resulting in a tax benefit of $522,000 and $439,000, respectively. Response is not included in Seafield's consolidated federal income tax return. Response has remaining federal net operating loss carryforwards of approximately $5.7 million which are limited by the Internal Revenue Code and are available to offset only $475,000 of taxable income per year. These limited federal net operating losses are available annually until 2005. Response also has approximately $885,000 of federal net operating loss carryforwards which are not limited as to their utilization. These begin to expire in 2005.

The components of the provision (benefit) for income taxes on income from continuing operations are as follows:

                                                   Liability          Deferred
                                                    Method             Method
                                              -------------------     --------
Year ended December 31,                        1993         1992         1991
- ------------------------------------------------------------------------------
                                                       (In thousands)
Current:
Federal                                  $     6,638        4,388        6,469
State                                          1,424        1,350        1,164
Foreign                                        1,311          970          839
                                           -----------------------------------
                                               9,373        6,708        8,472
                                           -----------------------------------
Deferred:
Federal                                       (1,867)        (944)       1,022
State                                           (426)        (180)          41
Foreign                                          (89)         (93)        (117)
                                           -----------------------------------
                                              (2,382)      (1,217)         946
                                           -----------------------------------
                                         $     6,991        5,491        9,418
                                           ===================================

Earnings before income taxes:
Domestic                                 $    12,281       10,410       18,575
Foreign                                        2,659        2,130        1,532
                                           -----------------------------------
                                         $    14,940       12,540       20,107
                                           ===================================


Deferred income taxes (benefits) under the liability method result from temporary differences between the bases of financial statement assets and liablilities and tax assets and liabilities. Under the deferred method, deferred income taxes (benefits) result from differences in the timing of recognition of income and expense for tax and financial statement purposes.

The components of the provision for deferred income taxes as provided under the deferred method for the year ended December 31, 1991 are as follows:

                                                                       Deferred
                                                                        Method
Year ended December 31,                                                  1991
- ------------------------------------------------------------------------------
Undistributed earnings of investments not consolidated for tax      $    1,407
Excess book depreciation                                                  (435)
Excess book oil and gas expenses                                          (203)
Expenses deducted for tax                                                  233
Other, net                                                                 (56)
                                                                     ---------
                                                                    $      946
                                                                     =========


The reconciliation of income tax attributable to continuing operations computed at federal statutory tax rates to income tax expense is:

                                                   Liability          Deferred
                                                    Method             Method
                                              ------------------      --------
Year ended December 31,                        1993         1992         1991
- ------------------------------------------------------------------------------
                                                       (In thousands)
Computed expected tax expense            $     5,079        4,264        6,836
State income taxes, net of
     federal benefit                             806          772          758
Goodwill amortization                          1,070          987          658
Tax exempt interest and dividends               (201)        (503)        (362)
Tax benefits not available for
     subsidiary losses                           156          282        1,156
Other, net                                       530         (262)         171
Utilization of federal net
     operating loss                             (768)        (201)          --
Foreign tax in excess of U.S. rate               319          152          201
                                             ---------------------------------
Actual income tax expense                $     6,991        5,491        9,418
                                             =================================

Effective rate                                   47%          44%          47%


Effective January 1, 1992, Seafield adopted FASB Statement No. 109,"Accounting For Income Taxes" (see also, Note 1 - "Federal Income Taxes"). This Statement requires the use of the liability method of accounting for income taxes. The cumulative effect of adopting FASB Statement No. 109 as of January 1, 1992 was to increase net earnings by $3.4 million. Prior years' consolidated financial statements were not restated.


The significant components of deferred income tax assets and liabilities as of December 31, 1993 and 1992 are as follows:

                                               Liability Method
                                 -----------------------------------------------
                                   Current    Non-current   Current  Non-current
Year ended December 31,              1993         1993        1992       1992
- --------------------------------------------------------------------------------
                                                  (In thousands)
Deferred income tax assets:
Valuation allowance on stock
     investments                 $     255          19           --         531
Allowance on accounts
     receivable                        994          --          715          --
Excess book expense accruals           629         326          402         185
Excess book accrued legal fees         572          27           --          --
Excess book amortization and
     depreciation                       --         682           --         125
Excess book partnership expenses        57         259          109         366
Excess book oil and gas expenses        --         561           --         236
Alternative minimum tax credit          --         127           --          --
Other                                   19         350           --         100
Federal net operating loss
     carryforwards                      --       3,868           --       5,284
State net operating loss
     carryforwards                      80       1,062           70         463
                                   ---------------------------------------------
Gross deferred income tax assets     2,606       7,281        1,296       7,290
Valuation allowance for deferred
     income tax assets                (802)     (5,058)        (616)     (5,714)
                                   ---------------------------------------------
Net deferred income tax assets       1,804       2,223          680       1,576
                                   ---------------------------------------------

Deferred income tax liabilities:
Excess tax depreciation                 --        (733)          --        (922)
Excess tax oil and gas expenses         --        (351)          --      (1,509)
Excess tax partnership expenses         --        (296)          --        (622)
Other, net                            (183)     (1,566)          --      (4,937)
                                   ---------------------------------------------
Total deferred income tax
     liabilities                      (183)     (2,946)          --      (7,990)
                                   ---------------------------------------------
Net deferred income tax
     assets (liabilities)        $    1,621        (723)         680     (6,414)
                                   =============================================

The valuation allowance as of January 1, 1992 was approximately $7,255,000.
The valuation allowance decreased by approximately $470,000 and $925,000 in 1993 and 1992, respectively.



NOTE 11 - INTANGIBLE ASSETS

The cost and accumulated amortization of intangible assets are as follows:

December 31,                                                 1993        1992
- -------------------------------------------------------------------------------
                                                               (In thousands)
Goodwill - excess of cost over fair value
    of net assets acquired                                 $ 43,191      37,698
Less accumulated amortization                                13,034       9,886
                                                          ---------------------
                                                             30,157      27,812
                                                          ---------------------
Laboratory patent, antibodies, antigens,
    and nicotine screens                                     11,845      11,845
Less accumulated amortization                                 9,541       8,416
                                                          ---------------------
                                                              2,304       3,429
                                                          ---------------------

Other intangible assets                                       2,328       1,738
Less accumulated amortization                                 1,611         959
                                                          ----------------------
                                                                717         779
                                                          ---------------------
Intangible assets, net of accumulated amortization         $ 33,178      32,020
                                                          =====================

Any excess of the cost over the fair value of the net assets purchased is being amortized on a straight line basis over 5 to 20 years. The laboratory patent process is being amortized over 184 months from date of acquisition while antibodies, antigens, and nicotine screens are being amortized over their estimated remaining useful lives.



NOTE 12 - NOTES PAYABLE

Notes payable are as follows:

December 31,                               1993                    1992
- --------------------------------------------------------------------------------
                                  Maturities  Maturities  Maturities  Maturities
                                  Due Within   Due After  Due Within   Due After
                                   One Year    One Year    One Year     One Year
                                  ----------------------------------------------
                                                 (In thousands)
Prime + 1% line of credit,
secured by accounts receivable
of $14,680,000                     $ 2,420        --           970          --
Prime line of credit, secured
by accounts receivable
of $2,061,000                        2,030        --            --          --
Prime + 1% term loans                  --         --         1,486         550
Prime revolving credit note            --         --         8,340          --
Prime + 3/4% term loans                --         --         1,018         454
Other                                  121        18           113           9
                                  ---------------------------------------------
                                   $ 4,571        18        11,927       1,013
                                  =============================================

Maturities of notes and mortgages payable at December 31, 1993, aggregate $4,571,000 in 1994 and $18,000 thereafter. Line of credit agreements totaled $11 million at December 31, 1993. Available borrowings under these agreements amounted to $4,450,000. Affiliates' debt at December 31, 1993 totaled $1,042,000, of which $475,000 was nonrecourse and $567,000 arose under lines of credit. Seafield's prorata share of affiliates' debt was $17,000 of nonrecourse debt and $19,000 under lines of credit. The Consolidated Statements of Earnings include interest expense totaling $527,000, $587,000, and $625,000 in 1993, 1992 and 1991, respectively.



NOTE 13 - DISCONTINUED OPERATIONS

Operations of Discontinued Real Estate Segment

In 1992, Seafield's board of directors approved a plan to discontinue real estate operations. The remaining real estate assets will be sold as soon as practicable. As a result of the decision to discontinue real estate, a $6 million after-tax loss provision for estimated write-downs and costs through final disposition was included in the discontinued real estate's 1992 loss.
The consolidated financial statements and notes thereto have been restated to reflect real estate as discontinued operations.

A summary of discontinued real estate operations follows:

Year ended December 31,                        1993         1992         1991
- ------------------------------------------------------------------------------
                                                       (In thousands)

Revenues                                 $    18,320       34,768       19,093
                                           ===================================
Loss                                     $       --       (10,808)      (3,765)
Income tax benefits                              --        (3,594)      (1,301)
                                           -----------------------------------
Net loss                                 $       --        (7,214)      (2,464)
                                           ===================================


Net Assets of Discontinued Real Estate Segment

A summary of the net assets of the discontinued real estate operations follows:

December 31,                                                1993         1992
- ------------------------------------------------------------------------------
                                                              (In thousands)
Assets
  Current assets                                        $     953        3,399
  Real estate                                              38,053       45,691
  Other non-current assets                                 15,360       18,357
                                                          --------------------
  Total assets                                             54,366       67,447
                                                          --------------------

Liabilities
  Current liabilities                                         617        1,156
  Non-current liabilities                                   1,153        1,163
                                                          --------------------
  Total liabilities                                         1,770        2,319
                                                          --------------------
Net Assets                                              $  52,596       65,128
                                                          ====================

At December 31, 1993, real estate debt, which is all associated with projects which are less than 50% owned, totaled $8.8 million, of which $6.5 million was recourse debt.


Operations of Discontinued Insurance Segment

Seafield finalized the sale of its remaining 5% interest in a former insurance subsidiary in June 1992 and received $12.8 million resulting in an after-tax gain of $4.3 million. The shares representing the 5% interest had been pledged to serve as collateral under the mortgage guaranty provision contained in a 1990 sales agreement for 95% of the subsidiary. Concurrent with the sale of the final 5% interest, Seafield was released from mortgage guarantees which originally totaled approximately $16 million.



NOTE 14 -  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized 1993 quarterly financial data is as follows:

                                      Mar. 31,   Jun. 30,   Sep. 30,   Dec. 31,
Quarter Ended                           1993       1993       1993       1993
- -------------------------------------------------------------------------------
                                       (In thousands except per share amounts)

Revenues                            $  31,106     32,342     33,651     32,768
                                      ========================================

Net earnings                        $     872        909      1,285      2,552
                                      ========================================

Net earnings per share              $     .13        .13        .19        .37
                                      ========================================

Dividends paid per share            $     .30        .30        .30        .30
                                      ========================================
Stock prices:
  High                              $  35 3/4     31 1/2     35 1/4     39 1/2
  Low                               $  29         29 3/4     30 1/2     33



Summarized 1992 quarterly financial data is as follows:

                                      Mar. 31,   Jun. 30,   Sep. 30,   Dec. 31,
Quarter Ended                           1992       1992       1992       1992
- -------------------------------------------------------------------------------
                                       (In thousands except per share amounts)

Revenues                            $  27,312     27,913     28,538     27,569
                                      ========================================

Earnings (loss) from
  continuing operations                 1,467      2,835       (202)        68
Discontinued operations (net of taxes):
Loss from discontinued real estate
  operations                             (744)    (6,470)        --         --
Gain on disposal of discontinued
  insurance operations                     --      4,265         --         --
Cumulative effect to January 1, 1992
  of change in method of accounting
  for income taxes                      3,352         --         --         --
                                      ----------------------------------------
Net earnings (loss)                 $   4,075        630        (202)       68
                                      ========================================

Per share:
Earnings (loss) from
  continuing operations             $     .18        .36        (.03)      .01
Discontinued operations (net of taxes):
Loss from discontinued real estate
  operations                             (.09)      (.82)         --        --
Gain on disposal of discontinued
  insurance operations                     --        .54          --        --
Cumulative effect of accounting change    .43         --          --        --
                                      ----------------------------------------
Net earnings (loss)                 $     .52        .08        (.03)      .01
                                      ========================================

Dividends paid per share            $     .30        .30         .30       .30
                                      ========================================

Stock prices:
  High                              $  32 1/4     29 1/2      32        35 1/4
  Low                               $  25 1/4     25 1/4      26 1/4    28


See Note 13 of Notes to Consolidated Financial Statements for a description of discontinued operations which affected the results of operations for the quarters shown above. Quarterly earnings per share amounts may not add to the annual earnings per share amounts due to the effect of common stock equivalents and the timing of treasury stock purchases and net earnings.



                 SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
                                  Schedule I
                   Marketable Securities - Other Investments

- -------------------------------------------------------------------------------
                                                                   Amount at
                                                       Market    Which Shown in
December 31, 1993                         Cost         Value     Balance Sheet
- -------------------------------------------------------------------------------
                                                  (In thousands)
U.S. government securities           $   29,883        29,878        29,880
States, municipalities and
  political subdivisions                 13,215        12,980        12,885
Canadian government notes                 2,230         2,230         2,230
Common stock (A)                          8,991        12,794        11,423
Oclassen Pharmaceuticals, Inc.            2,500         2,500         2,500
Norian Corporation                        1,015         1,015         1,015
Student Loan Marketing Assoc.             1,001         1,001         1,001
Money market instruments                 26,939        26,939        26,939
Real estate investment trust                453           470           470
                                      -----------------------------------------
                                     $   86,227        89,807        88,343
                                      =========================================

December 31, 1992
- -------------------------------------------------------------------------------
U.S. government securities           $   16,787        16,812        16,787
States, municipalities and
  political subdivisions                 16,271        16,123        16,158
Canadian government notes                 4,484         4,484         4,484
British investment trust                    138           147           138
Common stock (A)                         10,888        22,986        18,446
Oclassen Pharmaceuticals, Inc.            2,500         2,500         2,500
Physicians Computer Network, Inc.         2,000           501         1,250
Norian Corporation                        1,015         1,015         1,015
Money market instruments                 25,562        25,562        25,562
Real estate investment trust                227           224           227
                                      -----------------------------------------
                                     $   79,872        90,354        86,567
                                      =========================================


(A) Common stocks held in various portfolios with investment decisions made by the fund managers. No single issue exceeds 2% of total assets.



                 SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
                                 Schedule VIII
                 Valuation and Qualifying Accounts and Reserves

- -------------------------------------------------------------------------------
                                           Additions
                                       -----------------
                                       Charged   Charged
                           Balance at  to Costs to Other             Balance at
                            Beginning    and    Accounts-              End of
Description                 of Year    Expenses Describe  Deductions*   Year
- -------------------------------------------------------------------------------
                                           (In thousands)
Year ended December 31, 1993
Accounts and notes receivable -
    allowance for
    doubtful accounts         2,385    3,068      --           864      4,589

Year ended December 31, 1992
Accounts and notes receivable -
    allowance for
    doubtful accounts         1,493    3,695      --         2,803      2,385

Year ended December 31, 1991
Accounts and notes receivable -
    allowance for
    doubtful accounts         1,264    1,280       --        1,051      1,493


* Uncollectible accounts written-off



                 SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
                                 Schedule IX
                            Short-term Borrowings

- -------------------------------------------------------------------------------
                                          Notes Payable to Banks for Borrowings

December 31,                                  1993         1992         1991
- -------------------------------------------------------------------------------
                                                 (Dollars in thousands)

Balance at end of year                     $   4,479    $  12,911    $   7,162

Weighted average interest rate
 on balance at end of year                     6.57%        6.35%        7.36%

Maximum amount outstanding
 during the year                           $  18,669    $  15,499    $   8,828

Average amount outstanding
during the year                            $  11,963    $  10,934    $   5,955

Weighted average interest rate
during the year                                6.07%        6.66%        9.05%

Notes payable to banks represent obligations payable under several credit agreements to various banks. Borrowings are arranged on an as needed basis at various terms.

Average amount outstanding during the period is computed by dividing the total of daily outstanding principal balances by 365.

Average interest rate for the year is computed by dividing the actual short-term interest expense by the average short-term debt outstanding.



                  SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
                                   Schedule XI
                     Real Estate and Accumulated Depreciation
                                December 31, 1993
                                  (Page 1 of 2)


                                      Costs Capitalized       Gross Amount
                     Initial Cost         Subsequent        At Which Carried
                      to Company        to Acquisition     at Close of Period
                   -----------------  -----------------  -----------------------
                         Buildings &                           Buildings &
                          Improve-    Improve- Carrying          Improve-
Description        Land    ments       ments    Costs     Land    ments    Total
- -----------------------------------   -----------------  -----------------------
                                        (In thousands)
Land Investments/
Developments:
San Diego, CA  $   438       --        --         --        438      --     438
Houston, TX      6,158       49       983      1,548      4,613      --   4,613
Tulsa, OK          754       --        --                   754             754
Ft Worth, TX    11,501       --        91         --     11,587      --  11,587
Ft Worth, TX     3,886       --        --         --      3,886      --   3,886
Ft Worth, TX     2,770       --        --         42      2,812      --   2,812
Ft Worth, TX     4,633       --        --         --      4,633      --   4,633
Ft Worth, TX     1,000       --        --         --      1,000      --   1,000

Parking:
Reno, NV            --    5,277        19         --         --   5,296   5,296

Residential:
Juno Beach, FL   8,400       --    23,806      2,228      1,940   4,070   6,010
Juno Beach, FL   5,340       --     5,577        390        582      --     582
Santa Fe, NM     4,576       --    46,268     14,325      2,074  20,721  22,795
                ---------------------------------------------------------------
              $ 49,456    5,326    76,744     18,533    34,319   30,087  64,406
                =======================================================

Reserves                                                                (25,485)
                                                                        -------
Net real estate before depreciation                                      38,921
Accumulated depreciation                                                   (868)
                                                                        -------
Net real estate                                                        $ 38,053
                                                                        =======



                  SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
                                   Schedule XI
                     Real Estate and Accumulated Depreciation
                                December 31, 1993
                                  (Page 2 of 2)


                                                    Date
                                 Accum.    Tax       of        Date      Depr.
Description           Reserves    Depr.   Basis    Constr.   Acquired    Life
- ------------------------------------------------------------------------------
                                  (In thousands)
Land Investments/
Developments
San Diego, CA               --      --      438       --       1976       --
Houston, TX                890      --    4,168       --       1974       --
Tulsa, OK                  272      --      754       --       1980       --
Ft Worth, TX             3,367      --   11,249       --       1986       --
Ft Worth, TX             2,476      --    3,886       --       1986       --
Ft Worth, TX             2,212      --    1,932       --       1984       --
Ft Worth, TX             3,553      --    3,531       --       1989       --
Ft Worth, TX               750      --    1,000       --       1986       --

Parking:
Reno, NV                 1,500     868    4,931       --       1989    20 years

Residential:
Juno Beach, FL           4,100      --    3,368     1985       1983       --
Juno Beach, FL              --      --    1,251     1989       1983       --
Santa Fe, NM             6,365      --   16,615     1987       1985       --
                        -----------------------
                        25,485     868   53,123
                        =======================



                  SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
                                   Schedule XI
                     Real Estate and Accumulated Depreciation
                           Reconciliation Between Years



A) Reconciliations of total real estate carrying value for the three years ended December 31, 1993 are as follows:

                                               1993         1992         1991
- ------------------------------------------------------------------------------
                                                       (in thousands)
Balance at beginning of year             $    46,346       79,151       86,941

Additions during year:
  Improvements                                 7,014        4,444       10,520
                                           -----------------------------------
                                              53,360       83,595       97,461

Deductions during year:
  Value of real estate sold                   14,439       28,249       14,511
  Real estate exchanged for joint
    venture interests                            --           --         3,643
  Provision for loss on sale of
    real estate                                  --         9,000          --
  Other                                          --           --           156
                                           -----------------------------------
                                              14,439       37,249       18,310
         				   -----------------------------------
Balance at close of year                 $    38,921       46,346       79,151
                                           ===================================


B) Reconciliations of accumulated depreciation for the three years ended December 31, 1993 are as follows:

                                               1993         1992         1991
- ------------------------------------------------------------------------------
Balance at beginning of year             $       655        1,115          857

Additions during period - depreciation           213          257          258
                                           -----------------------------------
				                 868        1,372        1,115

Deductions during period - accumulated
 depreciation of real estate sold                --           717          --
                                           -----------------------------------
                                         $       868          655        1,115
                                           ===================================