Form 10-Q
period 1994-03-31
SEAFIELD CAPITAL CORP
filed 1994-05-13
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q



          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        -----              SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1994

        -----  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ____________ to ____________


                        Commission file number 0-16946


                            SEAFIELD CAPITAL CORPORATION
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)


                     Missouri                              43-1039532
           -------------------------------            ------------------
           (State or other jurisdiction of             (I.R.S. Employer
            incorporation or organization)            Identification No.)


                  P.O. Box 410949
             2600 Grand Ave., Suite 500
               Kansas City, Missouri                           64141
          --------------------------------              ----------------
             (Address of principal                          (Zipcode)
               executive offices)

       Registrant's telephone number, including area code (816) 842-7000
                                                          --------------

- - -------------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                      if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No
                                        ----          ----
Number of shares outstanding of only class of Registrant's common stock as of
May 6, 1994:   $1 par value common - 6,360,376



PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
- - -------------------------------------------------------------------------------
                                                    March 31,     December 31,
                                                      1994            1993
- - -------------------------------------------------------------------------------
                                                          (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                       $    3,544         15,491
  Short-term investments                              78,137         80,069
  Accounts and notes receivable                       34,101         32,296
  Current income tax receivable                          611          1,325
  Deferred income tax assets                           1,659          1,621
  Other current assets                                 9,523          8,924
  Current assets of discontinued real estate
    operations - net                                     112            336
                                                    ------------------------
      Total current assets                           127,687        140,062
Property, plant and equipment                         27,031         27,767
Investments:
  Securities                                           7,163          8,274
  Notes receivable                                     1,507          1,394
  Oil and gas                                          7,252          8,381
Intangible assets                                     31,915         33,178
Other assets                                           2,350          2,977
Non-current assets of discontinued real estate
  operations - net                                    53,063         52,260
                                                    ------------------------
                                                  $  257,968        274,293
                                                    ========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $    7,357          6,746
  Notes payable                                        3,190          4,571
  Other current liabilities                            9,004          9,552
                                                    ------------------------
      Total current liabilities                       19,551         20,869
Notes payable                                             16             18
Deferred income tax liabilities                          244            723
Other liabilities                                      4,319          4,197
                                                    ------------------------
      Total liabilities                               24,130         25,807
                                                    ------------------------
Minority interests                                    22,306         22,816
                                                    ------------------------

Stockholders' equity:
  Preferred stock of $1 par value.
    Authorized 3,000,000 shares; none issued             --             --
  Common stock of $1 par value.
    Authorized 24,000,000 shares; issued
    7,500,000 shares                                   7,500          7,500
  Paid-in capital                                      1,012          1,007
  Equity adjustment from foreign
    currency translation                                (514)          (350)
  Retained earnings                                  234,323        235,583
                                                    ------------------------
                                                     242,321        243,740
  Less cost of 1,139,624 shares of treasury stock
    (1993-766,755)                                    30,789         18,070
                                                    ------------------------
      Total stockholders' equity                     211,532        225,670
                                                    ------------------------
                                                  $  257,968        274,293
                                                    ========================


See accompanying notes and management's discussion and analysis of financial statements.



SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
- - -------------------------------------------------------------------------------
                                                  Three Months Ended March 31,
                                                      1994            1993
- - -------------------------------------------------------------------------------
                                                      (in thousands except
                                                        per share amounts)
REVENUES
  Insurance services                              $   16,766         19,192
  Healthcare services                                  9,770          8,762
  Other                                                3,014          3,152
                                                    ------------------------
    Total revenues                                    29,550         31,106

COSTS AND EXPENSES
  Insurance services                                   7,886          8,458
  Healthcare services                                  9,643          7,359
  Other                                                3,060          3,979
  Selling, general and administrative                  9,307          9,516
                                                    ------------------------
Earnings from operations                                (346)         1,794
  Investment income - net                              1,526          1,072
  Other income (expense)                                  79            (18)
                                                    ------------------------
Earnings before income taxes                           1,259          2,848
  Income taxes                                           687          1,390
                                                    ------------------------
Earnings before minority interests                       572          1,458
  Minority interests                                     (76)           586
                                                    ------------------------
Net earnings                                      $      648            872
                                                    ========================

Per share of common stock:
  Net earnings                                    $      .10            .13
  Dividends                                       $      .30            .30
  Book value                                      $    33.26          33.85

Average shares outstanding                         6,543,292      6,843,312
Shares outstanding end of period                   6,360,376      6,708,542


See accompanying notes and management's discussion and analysis of financial statements.



SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
- - ------------------------------------------------------------------------------
                                                Three Months Ended
                                                  March 31, 1994
- - ------------------------------------------------------------------------------
                                                  (in thousands)

Common stock:
  Balance, beginning of year		          $    7,500
                                                    ---------
  Balance, end of period               		       7,500
                                                    ---------
Paid-in capital:
  Balance, beginning of year	                       1,007
  Exercise of stock options                                5
                                                    ---------
  Balance, end of period                               1,012
                                                    ---------
Foreign currency translation:
  Balance, beginning of year                            (350)
  Net change during period                              (164)
                                                    ---------
  Balance, end of period                                (514)
                                                    ---------
Retained earnings:
  Balance, beginning of year                         235,583
  Net earnings                                           648
  Dividends paid                                      (1,908)
                                                    ---------
  Balance, end of period                             234,323
                                                    ---------
Less:
  Treasury stock:
  Balance, beginning of year                          18,070
  Exercise of stock options                             (233)
  Shares purchased (382,350 shares)                   12,952
                                                    ---------
  Balance, end of period                              30,789
                                                    ---------

Stockholders' Equity                              $  211,532
                                                    =========


See accompanying notes and management's discussion and analysis of financial statements.



SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
- - -------------------------------------------------------------------------------
                                                  Three months ended March 31,
                                                      1994            1993
- - -------------------------------------------------------------------------------
OPERATING ACTIVITIES
Earnings from operations                          $      648            872
Adjustments to reconcile earnings from operations
 to net cash provided (used) by operations:
  Depreciation and amortization                        4,365          5,579
  Earnings applicable to minority interests              (76)           586
  Change in short-term trading portfolio, net            (84)           --
  Change in accounts receivable                       (1,196)        (4,075)
  Change in accounts payable                             740           (300)
  Income taxes and other                                (624)        (3,111)
                                                    ------------------------
Net cash provided (used) by continuing operations      3,773           (449)
                                                    ------------------------
INVESTING ACTIVITIES
Purchases of investments                                (234)        (8,594)
Sales or maturities of investments                        87          2,229
Secruitization of receivables                           (200)           --
Additions to property, plant and equipment, net       (1,177)        (1,087)
Oil and gas investments                                  109           (161)
Short-term investments                                 2,921         14,450
Net cash used by discontinued real estate operations    (579)          (620)
Other, net                                              (382)          (318)
                                                    ------------------------
Net cash provided by investing activities                545          5,899
                                                    ------------------------
FINANCING ACTIVITIES
Borrowing (payments) under line of credit
  ageements, net                                      (1,272)          (581)
Proceeds from long-term debt                             --             500
Payment of principal on long-term debt                  (108)        (1,866)
Payment of capital lease                                (116)           --
Dividends paid                                        (1,907)        (2,013)
Purchase of treasury stock                           (12,952)           --
Issuance of common stock                                 238             21
                                                    ------------------------
Net cash used by financing activities                (16,117)        (3,939)
                                                    ------------------------
Effect of foreign currency translation                  (148)           208
                                                    ------------------------
Net increase (decrease) in cash
  and cash equivalents                               (11,947)         1,719
Cash and cash equivalents - beginning of period       15,491          2,246
                                                    ------------------------
Cash and cash equivalents - end of period         $    3,544          3,965
                                                    ========================
Cash paid during the period for:
  Interest (net of amount capitalized)            $       83            167
                                                    ========================
  Income taxes, net                               $      622          1,050
                                                    ========================


See accompanying notes and management's discussion and analysis of financial statements.



SEAFIELD CAPITAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 1994 and 1993

(1) The financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to fairly state the Company's financial position at March 31, 1994 and December 31, 1993 and the results of its operations and cash flows for the periods ended March 31, 1994 and 1993. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and therefore included in the financial statements are certain amounts based on management's informed estimates and judgments. The financial information herein is not necessarily representative of a full year's operations because levels of sales, interest rates and other factors fluctuate throughout the fiscal year. These same considerations apply to all year to year comparisons. Certain 1993 amounts have been reclassified for comparative purposes with no effect on net earnings. See the Company's Annual Report pursuant to Section 13 to the Securities Exchange Act of 1934 (Form 10-K) for additional information not required by this Quarter's Report (Form 10-Q).

(2) Cash and cash equivalents include demand deposits in banks and overnight investments.

(3) A lawsuit was initiated in 1986 by the Registrant's former insurance subsidiary against an architectural and engineering firm and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the costs had been incurred prior to any discussions regarding a sale of the insurance company, Registrant negotiated with the buyer for an assignment of the cause of action from the insurance company. Thus, any recovery will be for the benefit of the Registrant and all costs incurred in connection with the litigation will be paid by the Registrant. Any ultimate recovery will be recognized as income when received and would be subject to income taxes. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment granted in 1992 in favor of the Registrant. Trial counsel was authorized to seek a rehearing by the Court of Appeals, and failing that, a review by the Missouri Supreme Court. The Court of Appeals notified counsel in November 1993 that it would rehear the case without oral arguments or further briefs.

In 1990, the Registrant's former insurance subsidiary was joined in an existing lawsuit by the Federal Deposit Insurance Corporation (FDIC) as successor to Sunbelt Service Corporation. The FDIC alleged that the insurance subsidiary was obligated under a repurchase agreement in the approximate amount of $6 million. Following a mediation proceeding, all claims involving Seafield were dismissed with prejudice by order of the court signed February 1, 1994.

In February 1988, a lawsuit was initiated against the Registrant's former insurance subsidiary by its former partners in the Quail Run real estate project in Santa Fe, New Mexico. The case is pending in the United States District Court for the District of New Mexico. The plaintiffs allege that the project partnership agreement was improperly terminated, thus denying them an ongoing interest in the project, and that their exclusive real estate brokerage arrangement was improperly terminated, thus denying them commissions from sales of project units and adversely affecting their brokerage business generally. The plaintiffs seek approximately $11 million in actual damages and unspecified punitive damages based upon alleged breaches of contract and fiduciary duty and economic compulsion, all arising out of the purchase of the plaintiffs' interest in the project partnership. The case is set for trial in July 1994.

Because the Quail Run project was retained by Registrant in connection with the sale of its former insurance subsidiary, Registrant is defending the lawsuit under an indemnification arrangement with the purchaser of the former insurance subsidiary; all costs incurred and any judgments rendered in favor of the plaintiff in connection with this litigation will be for the account of the Registrant.

In the opinion of management, after consultation with legal counsel and based upon current available information, none of these lawsuits is expected to have a significant impact on the consolidated financial statements of the Registrant.

(4) Statement of Financial Accounting Standards No. 112 Employers Accounting for Postemployment Benefits was implemented in the first quarter of 1994. The adoption of this standard had no significant impact on the Company's financial position or results of operations.

(5) The weighted average shares include the common stock equivalents of stock options.



ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


                        RESULTS OF OPERATIONS

Selected financial data
                                         Three months ended March 31,
                                            1994              1993
                                         ----------------------------
Revenues                              $  29,550,000        31,106,000
Earnings (loss) from operations       $    (346,000)        1,794,000
Investment Income - net               $   1,526,000         1,072,000
Net earnings                          $     648,000           872,000


Per share:
  Net earnings                        $         .10               .13
  Dividends per share                 $         .30               .30
  Book value per share                $       33.26             33.85

Average shares outstanding                6,543,292         6,843,312
Shares outstanding end of period          6,360,376         6,708,542



Insurance Services Segment

The following businesses are considered to be in the insurance services segment: laboratory testing for the life, disability and health insurance industries, underwriting and policy administration services and insurance premium finance services.

LabOne, Inc. (LabOne), an 82% owned subsidiary of Seafield Capital Corporation (Seafield), is a publicly-traded company (NASDAQ-LABS). During the first quarter, LabOne was engaged primarily in a single line of business, laboratory testing of insurance policy applicants for insurance companies. The tests performed by LabOne are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on individual and group life insurance policy applicants. LabOne also provides testing services on individual and group medical and disability policies.

LabOne offers a core group of urine tests, controlled substance tests, insurance-oriented blood chemistry profiles and a series of AIDS-related tests. The following table summarizes LabOne's sales from such tests, and from other operations (primarily the sale of specimen kits):

                                      Three months ended March 31,
                                         1994             1993
                                     -----------------------------
            Urinalyses             $   2,421,000        2,616,000
            Controlled                 2,601,000        3,460,000
            Blood                      4,421,000        5,167,000
            AIDS                       3,143,000        3,924,000
            Other                      2,681,000        2,784,000
                                     -----------------------------
                                   $  15,267,000       17,951,000
                                     =============================

LabOne's decrease in revenue of $2.7 million in the first quarter of 1994 can be attributed primarily to a 9% decrease in the total number of applicants tested and an 8% decline in the average revenue per applicant. The total number of applicants tested decreased primarily due to a decline in the number of life and medical insurance applicants tested. The number of medical insurance applicants tested as a percentage of total applicants declined from 7% in the first quarter of 1993 to 5% in 1994. Average revenue per applicant declined due to certain price decreases as a result of continued competitive pressures.

LabOne's cost of sales decreased in the first quarter of 1994 by $547,000 as compared to the prior year. This was due primarily to decreases in depreciation and amortization expense, kit supplies and net postage expense. Despite the decrease in applicant volume, labor costs and laboratory supplies increased primarily due to working toward diversification into the clinical laboratory testing market. LabOne's selling, general and administrative expenses declined $400,000 in the first quarter of 1994 from the same period last year, primarily due to reductions in depreciation expense and legal expense.

The insurance premium finance services operations were profitable during the first quarters of 1994 and 1993. In the first quarter of 1994, this subsidiary booked $15.3 million of new business, compared to the $13.3 million for the same quarter in 1993. The number of contracts processed also continues to increase with 2,986 contracts during the first three months of 1994, compared to 2,278 contracts processed in 1993's first three months.

The underwriting and policy administration services business incurred losses during the first quarters of 1994 and 1993. New business development is
positive.   However, it will require a couple of quarters before production from new clients has a positive impact on earnings and cash flow.


Healthcare Services Segment

The following businesses are considered to be in the healthcare services segment: advanced cancer treatment services and radiopharmaceuticals and related services for nuclear medicine.

Response Technologies, Inc. (Response), a 59% owned subsidiary of Seafield, is a publicly-traded company (AMEX-RTK). Response is a leading provider of advanced cancer treatments and related services, principally on an outpatient basis, through treatment centers operated by Response. The Centers, known as IMPACT(registered trademark) (IMPlementing Advanced Cancer Treatments) Centers, are staffed by experienced oncology nurses, laboratory technologists, pharmacists and other support personnel to deliver outpatient services under the direction of private practicing oncologists. The primary therapies provided by the Centers involve high-dose chemotherapy coupled with support of the patient's immune system through the use of autologous peripheral blood stem cell (PBSC) reinfusion. The Centers also provide home pharmacy and outpatient infusional services for its patients.

As of March 31, 1994, Response had 29 IMPACT(registered trademark) Centers located in California, Colorado, Florida, Georgia, Indiana, Michigan, Minnesota, Missouri, New Mexico, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas and Virginia. Response anticipates continued nation-wide expansion over the next few years.

Response also intends to devote significant marketing effort to develop a new type of center based within client hospitals. Response will provide turnkey assistance to the hospital including protocols, data collection and analysis, employee training, reimbursement support and a nurse coordinator to manage the program. The hospital will bill insurers directly for patient services, with a per-patient management fee paid to Response. This arrangement will allow a hospital to gain greater utilization of its existing staff and facilities by offering high dose chemotherapy treatments without incurring additional overhead.

Response reported a net loss of $972,000 for the quarter ended March 31, 1994 on revenues of $8.5 million, compared to the prior year's first quarter net earnings of $221,000 on revenues of $8 million. Response's increase in revenue is attributable to the establishment of new IMPACT(registered trademark) Centers and the maturation of operations of the existing Centers.
A reduction in referrals of certain advanced breast cancer patients resulted in a decrease in net revenue from the fourth quarter of 1993. Response's maturing data indicated a subset of patients who would likely benefit from more aggressive treatment than Response's existing regimens, and the transition to new treatment plans for these patients contributed to a decrease in patient referrals and flattened revenues. Response believes that its introduction of a new, more aggressive treatment protocol during the quarter will result in a resumption of referrals for this subset of patients.
Response remains pleased with its positioning for the longer term.

Response's operating expenses increased $1.1 million or 17% between the quarters ended March 31, 1994 and 1993. These expenses consist of payroll costs, pharmaceutical and laboratory expenses, medical director fees, rent expense and other operational expenses. Operating expenses display a high degree of variability in proportion to IMPACT(registered trademark) Center revenue. The increase in operating expenses is attributable to the opening of additional Centers and maturation of the existing Centers. Operating expenses as a percent of net revenue were 86% in 1994's first quarter compared to 78% for the same period of 1993. This is primarily attributable to lower than expected revenues for the quarter.

Response's general and administrative costs increased $418,000 or 68% between the quarters ended March 31, 1994 and 1993. This increase is primarily attributable to increases in administrative payroll and related costs. As a percentage of net revenue, general and administrative costs were 12% in 1994's first quarter compared to 8% for the same period of 1993. Most of the increased payroll costs are attributable to Response's actions to bolster its medical and scientific management to support future growth, including the addition of an oncologist to serve as scientific director.

Response's provision for doubtful accounts increased $77,000 or 15% between the quarters ended March 31, 1994 and 1993. The increase is attributable to the increase in net revenue over the comparable prior year period. The provision as a percentage of net revenue was 7% for the quarters ending March 31, 1994 and 1993. Pre-approval procedures have improved the provision compared to prior years by providing important clarification of reimbursement expectations. The provision for the first quarter of 1993 benefited from significant bad debt recoveries.

Response's increases in operating and general and administrative costs attributable to rapid growth over the past several years makes Response's operations very sensitive to revenue shortfalls. Response's management expects a return to profitability as revenues return to expected levels.

Seafield's second healthcare operating subsidiary, Pyramid Diagnostic Services, Inc. (Pyramid), reported a slight loss in the first quarter of 1994 compared to a small profit in last year's first quarter. Start-up costs associated with two new pharmacies, which opened in late 1993, negatively impacted operating results during 1994's first quarter. Pyramid has also added staffing at the corporate level to offer clinical trials and healthcare physics services to its customers. Currently, four pharmacies distribute radiopharmaceuticals and related services to nuclear medicine departments. Pyramid anticipates opening approximately four new pharmacies annually.


Other Operating Results

Seafield's oil and gas subsidiary contributed revenues of $1 million in the first three months of 1994, compared to $1.8 million in 1993's first three months. The revenue decrease reflects a reduction in oil and gas prices. Operating losses for this subsidiary resulted from oil and gas expense amortizations exceeding revenues. Seafield's cash flow from oil and gas investments in the first quarter of 1994 totaled approximately $500,000. On January 1, 1993, Seafield increased its ownership position from 50% to 79% in a real estate, personal property, sales and use taxes consulting firm. Other revenues in 1994's first quarter included $1.9 million from the tax consulting firm, compared to $1.3 million in 1993's first quarter.

Other investments contributing earnings include venture capital and liquidity investments. The return on short-term investments is included in the investment income line in the consolidated statements of earnings. Investment income totaled $1.5 million in 1994's first quarter compared to $1.1 million in last year's first quarter. The increase during 1994 in investment income resulted from gains on marketable securities exceeding decreases in values of marketable securities held. In 1994, the consolidated effective tax rate increased primarily on the percentage relationship of non-deductible goodwill to pre-tax earnings.

Seafield has investments in two majority-owned entities that are publicly traded. At March 31, 1994, based on the market prices of publicly-traded shares of these two subsidiaries, pretax unrealized gains of approximately $167 million on these investments were not reflected in either Seafield's book value or stockholders' equity.


Real Estate-discontinued operations

In June 1992, Seafield's board of directors approved a plan for the discontinuance of real estate operations. After reviewing sales activity and appraisals in 1992, Seafield believed it was an appropriate time to discontinue real estate operations and sell the remaining real estate assets as soon as practicable. Seafield holds real estate through a wholly-owned subsidiary, Scout Development Corporation. The real estate holdings are diverse in location and include residential land, undeveloped land, single-family housing, multi-family housing and commercial structures.

As a result of the decision to discontinue real estate, a $6 million after-tax provision for estimated write-downs and costs through final disposition was included in 1992's financial statements. Real estate revenues were $1.8 million during 1994's first quarter compared to $2.9 million in last year's first quarter. The 1994 sales include 2 residential lots in Texas and 7 residential lots and units in Florida and New Mexico. Real estate sales in 1993's first quarter consisted of 6 residential lots in Texas and 13 residential units in Florida and New Mexico.


LIQUIDITY AND CAPITAL RESOURCES

On March 31, 1994 at the holding company level, Seafield had available for operations approximately $34.4 million in cash and short-term investments with an additional $6.7 million in long-term securities. On a consolidated basis, Seafield and its subsidiaries (primarily LabOne with $43.1 million) had $81.7 million in cash and short-term investments and $7.2 million in long-term securities. Current assets totaled approximately $127.7 million while current liabilities totaled $19.6 million. Net cash provided by consolidated operations in 1994's first quarter was $3.8 million compared to net cash used of $449,000 in last year's first quarter which resulted primarily from increases in accounts receivable at both LabOne and the insurance premium finance services subsidiary.

In August 1990, Seafield's board of directors rescinded a previous authorization and passed a new authorization of up to $70 million for the acquisition of Seafield and LabOne common stock. Up to $20 million of this authorization could be utilized to purchase LabOne stock.

At December 31, 1993, Seafield had $4.6 million remaining of the $50 million authorization for Seafield common stock. In January 1994, Seafield's board of directors approved an additional $8.4 million authorization necessary to complete an acquisition of 382,350 shares for approximately $13 million. During 1994's first quarter, 9,481 shares were issued for exercised options.

Additionally, Seafield has acquired a total of 1,418,000 shares of LabOne's stock under the board authorization at a cost of $16.6 million. In 1993, Seafield's board of directors approved an additional $5 million for the purchase of LabOne's stock resulting in a remaining aggregate authorization of $8.4 million at March 31, 1994. During the first quarter of 1994, Seafield did not purchase any LabOne stock.

Seafield is primarily a holding company. Sources of cash are investment income and sales (including real estate), borrowings and dividends from subsidiaries. The dividend-paying capabilities of subsidiaries may be restricted as to their transfer to the parent company. The primary uses of cash for Seafield are investments, stock purchases and dividends to shareholders

Seafield received a notice during 1992 of proposed adjustments from the Internal Revenue Service (IRS) with respect to 1986-87 federal income taxes. The amount of additional taxes proposed by the IRS was approximately $17 million. Seafield filed a protest of the adjustments in 1992. The IRS has not yet responded to this protest. Seafield has also informally received proposed adjustments for 1988-1989 from the IRS. The amount of additional taxes proposed for these years is approximately $6 million. Seafield filed a carryback claim for 1990 taxable losses with the IRS. These losses were carried back to 1987, and the tax refund generated by this carryback is approximately $7.6 million. The refund, however, will not be acted on by the IRS until the IRS completes its review of the 1990 federal income taxes. This review began in late 1993, and will likely not be completed until 1995. Seafield believes it has meritorious defenses to many of the issues raised by the IRS and adequate accruals for income tax liabilities.

In 1988, LabOne's board of directors authorized up to $25 million to enter the market from time to time for the purpose of acquiring shares of LabOne's common stock. As of March 31, 1994, LabOne had acquired 2,099,235 shares at a total cost of $22.7 million. There were no shares purchased during 1994.

LabOne's first quarterly dividend was paid on December 30, 1991 with subsequent quarterly dividends paid since then. As an 82% owner, Seafield received $1.9 million as a cash dividend from LabOne during the first quarter of 1994. LabOne's working capital position increased to $49.8 million at March 31, 1994 from $48.6 million at December 31, 1993. This increase is the result of cash provided by operations exceeding the amount LabOne invested in capital asset additions and dividends paid. LabOne expects to fund working capital needs, capital additions, dividend payments and further treasury stock purchases, if any, from a combination of cash reserves, cash flow from operations and short-term borrowings. LabOne has had no short-term borrowings during 1994 and did not utilize an unsecured $1 million line of credit that is available for general corporate purposes.

During 1994's first quarter, LabOne invested $700,000 in additional property, plant, and equipment while 1993's first quarter investment totaled $500,000. Of the $700,000 spent in 1994, approximately $200,000 was for the diversification into the clinical testing market.

Response's working capital at March 31, 1994 was $12.6 million with current assets of $18.8 million and current liabilities of $6.2 million. Cash and cash equivalents and short-term investments represent $1.9 million of Response's current assets. Response has a $5 million revolving bank line of credit secured by accounts receivable with $1.3 million borrowed under this line of credit at March 31, 1994.

Response's management believes that their cash and capital resources, together with available credit facilities, will be sufficient to finance current operations and expansion of the network of IMPACT(registered trademark) Centers.



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         A lawsuit was initiated in 1986 by the Registrant's former insurance subsidiary against an architectural and engineering firm and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the costs had been incurred prior to any discussions regarding a sale of the insurance company, Registrant negotiated with the buyer for an assignment of the cause of action from the insurance company. Thus, any recovery will be for the benefit of the Registrant and all costs incurred in connection with the litigation will be paid by the Registrant. Any ultimate recovery will be recognized as income when received and would be subject to income taxes. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment granted in 1992 in favor of the Registrant. Trial counsel was authorized to seek a rehearing by the Court of Appeals, and failing that, a review by the Missouri Supreme Court. The Court of Appeals notified counsel in November 1993 that it would rehear the case without oral arguments or further briefs.

In 1990, the Registrant's former insurance subsidiary was joined in an existing lawsuit by the Federal Deposit Insurance Corporation (FDIC) as successor to Sunbelt Service Corporation. The FDIC alleged that the insurance subsidiary was obligated under a repurchase agreement in the approximate amount of $6 million. Following a mediation proceeding, all claims involving Seafield were dismissed with prejudice by order of the court signed February 1, 1994.

In February 1988, a lawsuit was initiated against the Registrant's former insurance subsidiary by its former partners in the Quail Run real estate project in Santa Fe, New Mexico. The case is pending in the United States District Court for the District of New Mexico. The plaintiffs allege that the project partnership agreement was improperly terminated, thus denying them an ongoing interest in the project, and that their exclusive real estate brokerage arrangement was improperly terminated, thus denying them commissions from sales of project units and adversely affecting their brokerage business generally. The plaintiffs seek approximately $11 million in actual damages and unspecified punitive damages based upon alleged breaches of contract and fiduciary duty and economic compulsion, all arising out of the purchase of the plaintiffs' interest in the project partnership. The case is set for trial in July 1994.

Because the Quail Run project was retained by Registrant in connection with the sale of its former insurance subsidiary, Registrant is defending the lawsuit under an indemnification arrangement with the purchaser of the former insurance subsidiary; all costs incurred and any judgments rendered in favor of the plaintiff in connection with this litigation will be for the account of the Registrant.

In the opinion of management, after consultation with legal counsel and based upon current available information, none of these lawsuits is expected to have a significant impact on the consolidated financial statements of the Registrant.

Item 2.  Changes in Securities
         (a)  Changes in Securities:  None

         (b) Under the Missouri General Corporation Law, no dividends to stockholders may be declared or paid at a time when the net assets of the corporation are less than its stated capital or when the payment thereof would reduce the net assets of the corporation below its stated capital. At March 31, 1994 the net assets of Seafield Capital Corporation exceeded its stated capital by $204,032,000.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Securities Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits:  None

         (b)  Reports on Form 8-K
              A current report on Form 8-K was filed with the Commission on January 13, 1994. This Form 8-K reported the purchase of 382,350 shares of the Registrant's common stock at a price of $33.875 per share from an institutional shareholder in a single transaction. The total amount of the purchase was $12,952,106.25.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Seafield Capital Corporation

Date May 13, 1994                    By  /s/  James R. Seward
                                        ----------------------------
                                        James R. Seward
                                        Executive Vice President
                                        and Chief Financial Officer


Date May 13, 1994                    By  /s/  Steven K. Fitzwater
                                        ----------------------------
                                        Steven K. Fitzwater
                                        Vice President, Chief Accounting
                                        Officer and Secretary