Form 10-Q
period 1994-06-30
SEAFIELD CAPITAL CORP
filed 1994-08-12
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q



          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        -----              SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1994

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
Number of shares outstanding of only class of Registrant's common stock as of
August 8, 1994:   $1 par value common - 6,361,021


PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
- - -------------------------------------------------------------------------------
                                                     June 30,     December 31,
                                                      1994            1993
- - -------------------------------------------------------------------------------
                                                          (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                       $    4,634         15,491
  Short-term investments                              74,571         80,069
  Accounts and notes receivable                       33,637         32,296
  Current income tax receivable                        1,162          1,325
  Deferred income tax assets                           1,812          1,621
  Other current assets                                 9,168          8,924
  Current assets of discontinued real estate
    operations - net                                     114            336
                                                    ------------------------
      Total current assets                           125,098        140,062
Property, plant and equipment                         26,200         27,767
Investments:
  Securities                                           9,173          8,274
  Notes receivable                                     1,507          1,394
  Oil and gas                                          7,353          8,381
Intangible assets                                     30,833         33,178
Other assets                                           3,237          2,977
Non-current assets of discontinued real estate
  operations - net                                    52,455         52,260
                                                    ------------------------
                                                  $  255,856        274,293
                                                    ========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $    7,947          6,746
  Notes payable                                        2,649          4,571
  Other current liabilities                            8,526          9,552
                                                    ------------------------
      Total current liabilities                       19,122         20,869
Notes payable                                             16             18
Deferred income tax liabilities                         (185)           723
Other liabilities                                      4,907          4,197
                                                    ------------------------
      Total liabilities                               23,860         25,807
                                                    ------------------------
Minority interests                                    22,321         22,816
                                                    ------------------------

Stockholders' equity:
  Preferred stock of $1 par value.
    Authorized 3,000,000 shares; none issued             --             --
  Common stock of $1 par value.
    Authorized 24,000,000 shares; issued
    7,500,000 shares                                   7,500          7,500
  Paid-in capital                                      1,003          1,007
  Equity adjustment from foreign
    currency translation                                (510)          (350)
  Retained earnings                                  232,462        235,583
                                                    ------------------------
                                                     240,455        243,740
  Less cost of 1,138,979 shares of treasury stock
    (1993-766,755)                                    30,780         18,070
                                                    ------------------------
      Total stockholders' equity                     209,675        225,670
                                                    ------------------------
                                                  $  255,856        274,293
                                                    ========================

See accompanying notes and management's discussion and analysis of financial statements.


SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
- - -------------------------------------------------------------------------------
                                  Three Months Ended        Six Months Ended
                                       June 30,                  June 30,
                                  1994         1993         1994         1993
- - -------------------------------------------------------------------------------
                                    (in thousands except per share amounts)
REVENUES
  Insurance services         $   17,442       19,542       34,208       38,734
  Healthcare services            10,783        9,807       20,553       18,569
  Other                           2,709        2,993        5,723        6,145
                               ----------------------    ----------------------
    Total revenues               30,934       32,342       60,484       63,448

COSTS AND EXPENSES
  Insurance services              8,611        8,692       16,497       17,045
  Healthcare services            10,038        9,364       19,681       16,723
  Other                           2,544        2,912        5,604        6,891
  Selling, general
    and administrative            9,864        8,674       19,171       18,295
                               ---------------------     ----------------------
Earnings (loss) from operations    (123)       2,700         (469)       4,494
  Investment income - net           749          582        2,275        1,654
  Other income (expense)             43          (25)         122          (43)
                               ---------------------     ----------------------
Earnings before income taxes        669        3,257        1,928        6,105
  Income taxes                      464        1,649        1,151        3,039
                               ----------------------    ----------------------
Earnings before
    minority interests              205        1,608          777        3,066
  Minority interests                158          699           82        1,285
                               ----------------------    ----------------------
Net earnings                  $      47          909          695        1,781
                               ======================    ======================

Per share of common stock:
  Net earnings                $     .01          .13          .11          .26
  Dividends                   $     .30          .30          .60          .60
  Book value                  $                             32.96        33.68

Average shares outstanding    6,508,044    6,823,391    6,525,668    6,833,352

Shares outstanding end of period                        6,361,021    6,708,542


See accompanying notes and management's discussion and analysis of financial statements.


SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
- - ------------------------------------------------------------------------------
                                                 Six Months Ended
                                                  June 30, 1994
- - ------------------------------------------------------------------------------
                                                  (in thousands)

Common stock:
  Balance, beginning of year                      $    7,500
                                                    ---------
  Balance, end of period                               7,500
                                                    ---------
Paid-in capital:
  Balance, beginning of year                           1,007
  Exercise of stock options                               (4)
                                                    ---------
  Balance, end of period                               1,003
                                                    ---------
Foreign currency translation:
  Balance, beginning of year                            (350)
  Net change during period                              (160)
                                                    ---------
  Balance, end of period                                (510)
                                                    ---------
Retained earnings:
  Balance, beginning of year                         235,583
  Net earnings                                           695
  Dividends paid                                      (3,816)
                                                    ---------
  Balance, end of period                             232,462
                                                    ---------
Less:
  Treasury stock:
  Balance, beginning of year                          18,070
  Exercise of stock options                             (242)
  Shares purchased (382,350 shares)                   12,952
                                                    ---------
  Balance, end of period                              30,780
                                                    ---------

Stockholders' Equity                              $  209,675
                                                    =========

See accompanying notes and management's discussion and analysis of financial statements.


SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
- - -------------------------------------------------------------------------------
                                                   Six months ended June 30,
                                                      1994           1993
- - -------------------------------------------------------------------------------
OPERATING ACTIVITIES
Earnings from operations                          $      695          1,781
Adjustments to reconcile earnings from operations
 to net cash provided (used) by operations:
  Depreciation and amortization                        7,494          9,192
  Earnings applicable to minority interests               82          1,285
  Change in short-term trading portfolio, net            762           --
  Change in accounts receivable                          939         (1,672)
  Change in accounts payable                           1,222         (1,468)
  Income taxes and other                                (604)        (5,256)
                                                    ------------------------
Net cash provided by continuing operations            10,590          3,862
                                                    ------------------------
INVESTING ACTIVITIES
Purchases of investments                              (2,207)        (8,682)
Sales or maturities of investments                       242          5,101
Secruitization of receivables                          2,300           --
Additions to property, plant and equipment, net       (2,683)        (2,008)
Oil and gas investments                                 (666)          (318)
Short-term investments                                   957          4,292
Net cash used by discontinued real estate operations      27          6,701
Other, net                                              (604)           231
                                                    ------------------------
Net cash provided (used) by investing activities      (2,634)         5,317
                                                    ------------------------
FINANCING ACTIVITIES
Payments under line of credit ageements, net          (1,870)          (433)
Proceeds from long-term debt                             --             500
Payment of principal on long-term debt                   (57)          (904)
Payment of capital lease                                (210)           --
Dividends paid                                        (3,816)        (4,025)
Purchase of treasury stock                           (12,952)           --
Issuance of common stock                                 238             21
                                                    ------------------------
Net cash used by financing activities                (18,667)        (4,841)
                                                    ------------------------
Effect of foreign currency translation                  (146)           213
                                                    ------------------------
Net increase (decrease) in cash
  and cash equivalents                               (10,857)         4,551
Cash and cash equivalents - beginning of period       15,491          2,246
                                                    ------------------------
Cash and cash equivalents - end of period         $    4,634          6,797
                                                    ========================
Cash paid during the period for:
  Interest (net of amount capitalized)            $      160            332
                                                    ========================
  Income taxes, net                               $      583          3,899
                                                    ========================

See accompanying notes and management's discussion and analysis of financial statements.


SEAFIELD CAPITAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 1994 and 1993

(1) The financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to fairly state the Registrant's financial position at June 30, 1994 and December 31, 1993 and the results of its operations and cash flows for the periods ended June 30, 1994 and 1993. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and therefore included in the financial statements are certain amounts based on management's informed estimates and judgments. The financial information herein is not necessarily representative of a full year's operations because levels of sales, interest rates and other factors fluctuate throughout the fiscal year. These same considerations apply to all year to year comparisons. Certain 1993 amounts have been reclassified for comparative purposes with no effect on net earnings. See the Registrant's Annual Report pursuant to Section 13 to the Securities Exchange Act of 1934 (Form 10-K) for additional information not required by this Quarter's Report (Form 10-Q).

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

In 1990, the Registrant's former insurance subsidiary was joined in an existing lawsuit by the Federal Deposit Insurance Corporation (FDIC) as successor to Sunbelt Service Corporation. The FDIC alleged that the insurance subsidiary was obligated under a repurchase agreement in the approximate amount of $6 million. Following a mediation proceeding, all claims involving Seafield were dismissed with prejudice by order of the court signed in February 1994.

In February 1988, a lawsuit was initiated against the Registrant's former insurance subsidiary by its former partners in the Quail Run real estate project in Santa Fe, New Mexico. The plaintiffs alleged that the project partnership agreement was improperly terminated, thus denying them an ongoing interest in the project, and that their exclusive real estate brokerage arrangement was improperly terminated, thus denying them commissions from sales of project units and adversely affecting their brokerage business generally. The plaintiffs were seeking approximately $11 million in actual damages and unspecified punitive damages based upon alleged breaches of contract and fiduciary duty and economic compulsion, all arising out of the purchase of the plaintiffs' interest in the project partnership. After a four-week trial in July 1994, the jury returned a verdict absolving Registrant of any liability. The verdict is subject to appeal.

Because the Quail Run project was retained by Registrant in connection with the sale of its former insurance subsidiary, Registrant defended the lawsuit under an indemnification arrangement with the purchaser of the former insurance subsidiary; all costs incurred have been paid by the Registrant. In addition, in the event of an appeal of the recent verdict, all costs incurred will be for the account of the Registrant.

In the opinion of management, after consultation with legal counsel and based upon current available information, none of these lawsuits is expected to have a significant impact on the consolidated financial position of the Registrant.

(4) Statement of Financial Accounting Standards No. 112 Employer's Accounting for Postemployment Benefits was implemented in the first quarter of 1994. The adoption of this standard had no significant impact on the Registrant's financial position or results of operations.

(5) Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding and the common share equivalents of dilutive stock options.


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


                                RESULTS OF OPERATIONS

Selected financial data
                             Three months ended             Six months ended
                                  June 30,                       June 30,
                         ------------------------      ------------------------
                             1994          1993            1994          1993
                         ----------    ----------      ----------    ----------

Revenues               $ 30,934,000    32,342,000      60,484,000    63,448,000
Earnings (loss)
  from operations      $   (123,000)    2,700,000        (469,000)    4,494,000
Investment
  Income - Net         $    749,000       582,000       2,275,000     1,654,000
Net earnings           $     47,000       909,000         695,000     1,781,000


Per share:
  Net earnings         $        .01           .13             .11           .26
  Dividends per share  $        .30           .30             .60           .60
  Book value per share $                                    32.96         33.68

Average shares
  outstanding             6,508,044     6,823,391       6,525,668     6,833,352
Shares outstanding
  end of period                                         6,361,021     6,708,542


Insurance Services Segment

The following businesses are considered to be in the insurance services segment: laboratory testing for the life, disability and health insurance industries, underwriting and policy administration services and insurance premium finance services.

LabOne, Inc. (LabOne), an 82% owned subsidiary of Seafield Capital Corporation (Seafield), is a publicly-traded company (NASDAQ-LABS). LabOne currently generates revenue primarily from laboratory testing of insurance policy applicants for insurance companies. The tests performed by LabOne are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on individual and group life insurance policy applicants. LabOne also provides testing services on individual and group medical and disability policies.

LabOne offers a core group of urine tests, controlled substance tests, insurance-oriented blood chemistry profiles and a series of AIDS-related tests. The following table summarizes LabOne's sales from such tests, and from other operations (primarily the sale of specimen kits):

                   Three months ended June 30,       Six months ended June 30,
                        1994          1993                1994          1993
                  ----------------------------      ---------------------------
  Urinalyses     $   2,464,000     2,657,000           4,884,000     5,273,000
  Controlled
    substances       2,591,000     3,401,000           5,192,000     6,861,000
  Blood chemistry
    profile          4,357,000     5,182,000           8,779,000    10,348,000
  AIDS-related
    tests            3,157,000     3,901,000           6,300,000     7,826,000
  Other              3,012,000     3,074,000           5,693,000     5,858,000
                  --------------------------        --------------------------
                 $  15,581,000    18,215,000          30,848,000    36,166,000
                  ==========================        ==========================

LabOne's reported net earnings of $1.9 million for the second quarter of 1994 on revenues of $15.6 million, compared to the prior year's second quarter net earnings of $3 million on revenues of $18.2 million. For the six months ended June 30, 1994, LabOne's reported net earnings of $3.9 million on revenues of $30.8 million, compared to the prior year's six months net earnings of $6 million on revenues of $36.2 million

LabOne's decrease in revenue of $2.6 million in the second quarter of 1994 can be attributed to an 11% decrease in the total number of applicants tested and a 7% decline in the average revenue per applicant. Insurance industry reports indicate that the number of policies written in 1994 is significantly less than during the same period in 1993. The decline in the total number of applicants tested can be attributed primarily to the reduction in the number of policy applications written. Average revenue per applicant declined due to certain price decreases as a result of continued competitive pressures. LabOne's revenue decrease in the first six months of $5.4 million or 15% can be attributed primarily to a 10% decrease in the total number of applicants tested and an 8% decrease in the average revenue per applicant. These decreases were partially offset by increases in ancillary blood and urine test revenue.

LabOne's cost of sales decreased in the second quarter of 1994 by $246,000 as compared to the prior year's second quarter. This decrease is due primarily to the decrease in testing volume and unit cost reductions for specimen kits and net freight expenses. The second quarter expense reductions were partially offset by an increase in expenses incurred due to the expansion into clinical laboratory testing of approximately $400,000. Cost of sales declined $794,000 in the six month period ended June 30, 1994 as compared to the prior year's period. This decrease is due primarily to decreases in testing volume, a decrease in depreciation and amortization expenses and unit cost reductions for specimen kits and net freight expenses. These expense reductions were partially offset by an increase in expenses related to the clinical diversification.

LabOne's selling, general and administrative expenses increased $68,000 in the second quarter 1994 from the same period last year, primarily due to increased expenses related to the clinical diversification of approximately $500,000. The second quarter increases were partially offset by an approximate $200,000 reduction in depreciation expense due to certain equipment being retired or fully depreciated and by a decrease of approximately $200,000 in commissions and bonus expense. LabOne's selling, general and administrative expenses decreased $361,000 in the first six months of 1994 due primarily to lower depreciation expense, commissions and bonus expense which were partially offset by an increase in expenses related to the clinical diversification.

In August 1993, LabOne announced a plan to diversify into the clinical testing market. Clinical testing became operational on April 15, 1994. In May 1994, LabOne announced the signing of an agreement with PCS Health Systems to market an integrated and fully managed system of laboratory testing and administration services for payers and health plans throughout the United States.

In June 1994, LabOne announced that it had received SAMHSA (formerly NIDA) certification by the United States Department of Health and Human Services. This certification allows LabOne to perform laboratory testing to detect drugs of abuse in Federal employees and in workers governed by federal regulations, such as the Department of Transportation. Many major companies with drug testing programs also require their laboratories to be SAMHSA certified.

In July 1994, LabOne announced that it and PCS Health Systems have signed an agreement with Principal Mutual Life Insurance Company to provide a managed clinical laboratory testing program to Principal Mutual. Principal Mutual provides health coverage to over 3 million people in the United States. Initially, services will be offered in three metropolitan areas, involving 200,000 covered lives. It is expected that patient service centers will be opened later in 1994 to provide phlebotomy services and laboratory testing for Principal Mutual.

The insurance premium finance services operations were profitable during the second quarters and first six months of 1994 and 1993. In the second quarter of 1994, this subsidiary originated $20 million of new premium finance contracts, compared to $16.9 million for the same quarter in 1993. The number of contracts processed also continues to increase with 3,709 contracts processed during the second quarter of 1994, compared to 2,891 contracts in 1993's second quarter.

The underwriting and policy administration services revenue increased 108% in 1994's second quarter and 72% in the first six months as compared to the prior year's periods. While new business development is positive, this subsidiary incurred losses during the second quarter and first six months. A couple of quarters are required before production from new clients has a positive impact on earnings and cash flow.


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

As of June 30, 1994, Response had 29 IMPACT(registered trademark) Centers or hospital affiliates located in California, Colorado, Florida, Georgia, Indiana, Massachusetts, Michigan, Minnesota, Missouri, New Mexico, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas and Virginia. Response anticipates continued expansion through a combination of corporate-owned and hospital-based centers over the next few years.

Response is devoting significant marketing effort to the development of additional centers based within client hospitals. Response will provide turnkey assistance to the hospital including protocols, data collection and analysis, employee training, reimbursement support and a nurse coordinator to manage the program. This arrangement will allow a hospital to gain greater utilization of its existing staff and facilities by offering high-dose chemotherapy treatments without incurring additional overhead. These hospital-based centers may entail a joint venture relationship or a management agreement.

Response continues to undertake significant efforts to establish provider relationships to redirect patients to its Centers and to establish contractual pricing arrangements. During the second quarter, national provider contracts were consummated with U.S. Healthcare of Blue Bell, Pennsylvania, Hines & Associates, Inc. of Elgin, Illinois and several other insurance or managed care companies. U.S. Healthcare is an HMO with over 1.6 million members in eight states and Washington, D.C. Hines & Associates is a managed care company providing precertification, utilization review and case management services throughout the United States. The agreements allow all IMPACT(registered trademark) Centers to deliver high-dose chemotherapy with peripheral blood stem cell (PBSC) support and other advanced cancer treatments at a reduced rate.

Subsequent to the quarter ended June 30, 1994, Response opened an advanced cancer treatment center in a cooperative arrangement with DeKalb Medical Center in Atlanta, Georgia (the Hospital). Through an agreement with the Hospital, Response will provide technical and administrative services, including treatment protocols and data management, employee training and reimbursement support. Patient care and laboratory services will be provided and billed to third parties by the Hospital, with a management fee paid to Response. The center represents a transition of Response's wholly-owned and operated IMPACT(registered trademark) Center which was established in Atlanta in December 1991 to a cooperative center with the Hospital.

Response reported a net loss of $546,000 for the second quarter of 1994 on revenues of $9.3 million, compared to the prior year's second quarter net earnings of $50,000 on revenues of $9 million. For the six months ended June 30, 1994, Response incurred a net loss of $l.5 million on revenues of $17.8 million, compared to the prior year's six months net earnings of $270,000 on revenues of $17 million. A new treatment regimen has been introduced into Response's IMPACT(registered trademark) Center network based upon its promising results in advanced breast cancer. This regimen is more intensive by design and may help achieve durable remission for a greater proportion of breast cancer patients. Close attention to patient safety has required some slowing of patient accrual as physician directors have been appropriately selective and deliberate in deploying this new regimen. Improved results over the prior quarter reflect a gradual recovery of patient volume during this transition period.

Response's 1994 second quarter operating expenses increased $241,000 or 3% when compared to the quarter ended June 30, 1993. Operating expenses for the six months ended June 30, 1994 increased $1.3 million or 10% when compared to the six months ended June 30, 1993. These expenses consist of payroll costs, pharmaceutical and laboratory expenses, rent expense and other operational expenses. Operating expenses display a high degree of variability in proportion to IMPACT(registered trademark) Center revenue. The increase in operating expenses is primarily attributable to the opening of five additional Centers from the comparable prior year period and the maturation of the existing Centers. Operating expenses as a percent of net revenue were 81% for the quarters and 83% and 79% for the six month periods ended June 30, 1994 and 1993, respectively. This is primarily attributable to lower than expected revenues for the quarter and six months ended June 30, 1994.

Response's general and administrative costs for the quarter ended June 30, 1994 increased $409,000 or 57% when compared to the quarter ended June 30, 1993. These expenses increased $828,000 or 62% for the six months ended June 30, 1994 when compared to the six months ended June 30, 1993. The increase is primarily attributable to payroll and relocation costs related to Response's actions to bolster its medical and scientific management to support future growth, including the addition of an oncologist to serve as scientific director. In addition, professional fees were paid during the quarter and six months ended June 30, 1994 for quality review of Response's clinical data and for public relations. Increased legal expenses were incurred during the quarter and six months ended June 30, 1994 related to treatment preauthorization appeals and Response's appeal of state regulatory issues in Ohio. As a percentage of net revenue, general and administrative costs were 12% for the quarter and six months ended June 30, 1994 compared to 8% for the quarter and six months ended June 30, 1993.

Response's provision for doubtful accounts increased $141,000 or 28% and $218,000 or 21% between the quarters and for the six months periods ended June 30, 1994 and 1993, respectively. The provision as a percentage of net revenue was 7% and 6% for the quarters and for the six months periods ending June 30, 1994 and 1993. The provision for the second quarter and six months ended June 30, 1993 benefited from significant bad debt recoveries.

Seafield's second healthcare operating subsidiary, Pyramid Diagnostic Services, Inc. (Pyramid), reported a small loss in the second quarter and first six months of 1994 compared to a small profit in last year's periods. While start-up costs associated with two new pharmacies, which opened in late 1993, negatively impacted operating results during 1994's first six months, these two pharmacies have both achieved profitability. Pyramid has also added staffing at the corporate level to offer clinical trials and healthcare physics services to its customers. Currently, four pharmacies distribute radiopharmaceuticals and related services to nuclear medicine departments in hospitals and clinics. Pyramid anticipates opening two new pharmacies in each of the third and fourth quarters of 1994.


Other Operating Results

Seafield's oil and gas subsidiary produced a small profit in the first six months of 1994, compared to a loss during 1993's first six months. Seafield's pre-tax cash flow from oil and gas investments in the first six months of 1994 totaled approximately $1.5 million. On January 1, 1993, Seafield increased its ownership position from 50% to 79% in a real estate, personal property, sales and use taxes consulting firm. Other revenues in 1994's second quarter included $2.8 million from the tax consulting firm, compared to $3.1 million in 1993's second quarter.

Other investments contributing earnings include venture capital and liquidity investments. The return on short-term investments is included in the investment income line in the consolidated statements of earnings. Investment income totaled $2.3 million in 1994's first six months compared to $1.7 million in last year's first six months. The increase during 1994 in investment income resulted from gains on marketable securities exceeding decreases in values of marketable securities held. In 1994, the consolidated effective tax rate increased primarily due to a change in the percentage relationship of non-deductible goodwill to pre-tax earnings.

Seafield has investments in two majority-owned entities that are publicly traded. At June 30, 1994, based on the market prices of publicly-traded shares of these two subsidiaries, pretax unrealized gains of approximately $168 million on these investments were not reflected in either Seafield's book value or stockholders' equity.


Real Estate-discontinued operations

In 1992, Seafield's board of directors approved a plan for the discontinuance of real estate operations. After reviewing sales activity and appraisals in 1992, Seafield believed it was an appropriate time to discontinue real estate operations and sell the remaining real estate assets as soon as practicable. Seafield holds real estate through a wholly-owned subsidiary, Scout Development Corporation. The real estate holdings are diverse in location and include residential land, undeveloped land, single-family housing, and commercial structures.

As a result of the decision to discontinue real estate, a $6 million after-tax provision for estimated write-downs and costs through final disposition was included in 1992's financial statements. Real estate revenues were $4.4 million during 1994's first six months compared to $10.7 million in last year's first six months. The 1994 sales include 2 residential lots in Texas and 15 residential lots and units in Florida and New Mexico. Real estate sales in 1993's first six months consisted of 7 residential lots in Texas and 42 residential units in Florida and New Mexico.


LIQUIDITY AND CAPITAL RESOURCES

On June 30, 1994 at the holding company level, Seafield had available for operations approximately $35.5 million in cash, cash equivalents and marketable common stocks with an additional $6.6 million in long-term securities. On a consolidated basis, Seafield and its subsidiaries had $79.2 million (primarily LabOne with $40.7 million) in cash and short-term investments and $9.2 million in long-term securities. Current assets totaled approximately $125.1 million while current liabilities totaled $19.1 million. Net cash provided by consolidated operations in 1994's first six months was $10.6 million compared to net cash provided of $3.9 million in last year's first six months which resulted primarily from changes in accounts receivable, accounts payable and income taxes.

In August 1990, Seafield's board of directors authorized $70 million for the acquisition of Seafield and LabOne common stock. Up to $20 million of this authorization could be utilized to purchase LabOne stock. At December 31, 1993, Seafield had $4.6 million remaining of the $50 million authorization for Seafield common stock. In January 1994, Seafield's board of directors approved an additional $8.4 million authorization necessary to complete an acquisition of 382,350 Seafield shares for approximately $13 million. This completed Seafield's treasury share repurchase program. During 1994's first six months, 10,126 Seafield shares were issued for exercised options.

Additionally, Seafield has acquired a total of 1,418,000 shares of LabOne's stock under the board authorization at a cost of $16.6 million. In 1993, Seafield's board of directors approved an additional $5 million for the purchase of LabOne's stock resulting in a remaining aggregate authorization of $8.4 million at June 30, 1994. During the first six months of 1994, Seafield did not purchase any LabOne stock.

Seafield is primarily a holding company. Sources of cash are investment income and sales (including real estate), borrowings and dividends from subsidiaries. The dividend-paying capabilities of subsidiaries may be restricted. The primary uses of cash for Seafield are investments, stock purchases and dividends to shareholders.

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

In 1988, LabOne's board of directors authorized up to $25 million to enter the market from time to time for the purpose of acquiring shares of LabOne's common stock. As of June 30, 1994, LabOne had acquired 2,099,235 shares at a total cost of $22.7 million. There were no shares purchased during 1994.

LabOne began paying quarterly dividends in December 1991. As an 82% owner, Seafield received $3.8 million as a cash dividend from LabOne during the six months of 1994. LabOne's working capital position decreased slightly to $47.9 million at June 30, 1994 from $48.6 million at December 31, 1993. This decrease is the result of capital additions, dividends paid and increases in long-term investments exceeding cash provided by operations after changes in working capital. LabOne expects to fund working capital needs, capital additions, dividend payments and further treasury stock purchases, if any, from a combination of cash reserves, cash flow from operations and short-term borrowings. LabOne has had no short-term borrowings during 1994 and did not utilize an unsecured $1 million line of credit that is available for general corporate purposes. During 1994's second quarter, LabOne invested $1.1 million in additional property, plant, and equipment while 1993's second quarter investment totaled $500,000.

Response's working capital at June 30, 1994 was $12.5 million with current assets of $18.2 million and current liabilities of $5.7 million. Cash and cash equivalents and short-term investments represent $2.5 million of Response's current assets. Response has a $5 million revolving bank line of credit secured by accounts receivable with $731,000 borrowed under this line of credit at June 30, 1994.

Response's management believes that their cash and capital resources, together with available credit facilities, will be sufficient to finance current operations and anticipated expansion.


Trends

Historically, the number of insurance applications in the third quarter are less than the second quarter. The seasonal fluctuation will likely result in the total unit volume of tests performed by LabOne in the third quarter 1994 being less than the second quarter 1994. Accordingly, LabOne's revenues and net earnings in the third quarter 1994 will likely decrease from the level achieved in the second quarter 1994.

The diversification into the clinical testing market has resulted in approximately $900,000 of incremental expenses incurred during the second quarter 1994. LabOne's management expects that the incremental expenses associated with clinical diversification for the third quarter 1994 will likely exceed the amount spent during the second quarter 1994.

Clinical testing revenue incurred during the second quarter was insignificant. LabOne's management expects clinical testing revenue to increase during the third and fourth quarters of 1994, but does not expect the increases to offset the clinical expenses incurred during the same time period.


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

In 1990, the Registrant's former insurance subsidiary was joined in an existing lawsuit by the Federal Deposit Insurance Corporation (FDIC) as successor to Sunbelt Service Corporation. The FDIC alleged that the insurance subsidiary was obligated under a repurchase agreement in the approximate amount of $6 million. Following a mediation proceeding, all claims involving Seafield were dismissed with prejudice by order of the court signed in February 1994.

In February 1988, a lawsuit was initiated against the Registrant's former insurance subsidiary by its former partners in the Quail Run real estate project in Santa Fe, New Mexico. The plaintiffs alleged that the project partnership agreement was improperly terminated, thus denying them an ongoing interest in the project, and that their exclusive real estate brokerage arrangement was improperly terminated, thus denying them commissions from sales of project units and adversely affecting their brokerage business generally. The plaintiffs were seeking approximately $11 million in actual damages and unspecified punitive damages based upon alleged breaches of contract and fiduciary duty and economic compulsion, all arising out of the purchase of the plaintiffs' interest in the project partnership. The case was heard in the United States District Court for the District of New Mexico. After a four-week trial in July 1994, the jury returned a verdict absolving Registrant of any liability. The verdict is subject to appeal.

Because the Quail Run project was retained by Registrant in connection with the sale of its former insurance subsidiary, Registrant defended the lawsuit under an indemnification arrangement with the purchaser of the former insurance subsidiary; all costs incurred have been paid by the Registrant. In addition, in the event of an appeal of the recent verdict, all costs incurred will be for the account of the Registrant.

In the opinion of management, after consultation with legal counsel and based upon current available information, none of these lawsuits is expected to have a significant impact on the consolidated financial position of the Registrant.

Item 2.  Changes in Securities
         (a)  Changes in Securities:  None

         (b) Under the Missouri General Corporation Law, no dividends to stockholders may be declared or paid at a time when the net assets of the corporation are less than its stated capital or when the payment thereof would reduce the net assets of the corporation below its stated capital. At June 30, 1994 the net assets of Seafield Capital Corporation exceeded its stated capital by $202,175,000.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Securities Holders
         (a) The annual meeting of shareholders was held on May 11, 1994. Holders of 6,360,371 shares were eligible to vote and 4,745,282 shares were represented at the meeting either in person or by proxy.

         (c) Each of the following persons was elected as a director of the Company to serve until the 1997 annual meeting of shareholders and until his successor is duly elected and qualified (the number of votes in favor are indicated after the names): W. T. Grant II - 4,736,420; P. Anthony Jacobs - 4,736,449; David W. Kemper - 4,736,449; Dennis R. Stephen - 4,735,249.

              The shareholders approved the appointment of KPMG Peat Marwick as independent auditors for the year ending December 31, 1994 with 4,730,904 shares voted for, 3,206 shares voted against and 11,172 shares abstained.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits:  None

         (b)  Reports on Form 8-K:  None


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Seafield Capital Corporation

Date August 10, 1994                 By  /s/  James R. Seward
                                        ----------------------------
                                        James R. Seward
                                        Executive Vice President
                                        and Chief Financial Officer


Date August 10, 1994                 By  /s/  Steven K. Fitzwater
                                        ----------------------------
                                        Steven K. Fitzwater
                                        Vice President, Chief Accounting
                                        Officer and Secretary