Form 10-Q
period 1994-09-30
SEAFIELD CAPITAL CORP
filed 1994-11-14
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q



          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        -----              SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended September 30, 1994

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
Number of shares outstanding of only class of Registrant's common stock as of
November 8, 1994:   $1 par value common - 6,361,021


PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
- - -------------------------------------------------------------------------------
                                                  September 30,    December 31,
                                                      1994            1993
- - -------------------------------------------------------------------------------
                                                          (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                       $    4,586         15,491
  Short-term investments                              71,448         80,069
  Accounts and notes receivable                       32,390         32,296
  Current income tax receivable                        2,397          1,325
  Deferred income tax assets                           1,389          1,621
  Other current assets                                10,107          8,924
  Current assets of discontinued real estate
    operations - net                                    (493)           336
                                                    ------------------------
      Total current assets                           121,824        140,062
Property, plant and equipment                         25,469         27,767
Investments:
  Securities                                           8,984          8,274
  Notes receivable                                     1,507          1,394
  Oil and gas                                          6,530          8,381
Intangible assets                                     29,853         33,178
Other assets                                           2,063          2,977
Non-current assets of discontinued real estate
  operations - net                                    54,196         52,260
                                                    ------------------------
                                                  $  250,426        274,293
                                                    ========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $    6,830          6,746
  Notes payable                                        2,565          4,571
  Other current liabilities                            8,886          9,552
                                                    ------------------------
      Total current liabilities                       18,281         20,869
Notes payable                                             10             18
Deferred income tax liabilities                         (862)           723
Other liabilities                                      4,868          4,197
                                                    ------------------------
      Total liabilities                               22,297         25,807
                                                    ------------------------
Minority interests                                    21,975         22,816
                                                    ------------------------

Stockholders' equity:
  Preferred stock of $1 par value.
    Authorized 3,000,000 shares; none issued             --             --
  Common stock of $1 par value.
    Authorized 24,000,000 shares; issued
    7,500,000 shares                                   7,500          7,500
  Paid-in capital                                      1,003          1,007
  Equity adjustment from foreign
    currency translation                                (378)          (350)
  Retained earnings                                  228,809        235,583
                                                    ------------------------
                                                     236,934        243,740
  Less cost of 1,138,979 shares of treasury stock
    (1993-766,755)                                    30,780         18,070
                                                    ------------------------
      Total stockholders' equity                     206,154        225,670
                                                    ------------------------
                                                  $  250,426        274,293
                                                    ========================

See accompanying notes and management's discussion and analysis of financial statements.


SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
- - -------------------------------------------------------------------------------
                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                  1994         1993         1994         1993
- - -------------------------------------------------------------------------------
                                    (in thousands except per share amounts)
REVENUES
  Insurance services         $   16,039       17,708       50,247       56,442
  Healthcare services            12,547       11,253       33,100       29,822
  Other                           2,971        4,690        8,694       10,835
                               ----------------------    ----------------------
    Total revenues               31,557       33,651       92,041       97,099

COSTS AND EXPENSES
  Insurance services              8,090        8,132       24,587       25,177
  Healthcare services            11,544       10,121       31,225       26,844
  Other                           3,319        4,601        8,923       11,492
  Selling, general
    and administrative           11,593        9,033       30,764       27,328
                               ---------------------     ----------------------
Earnings (loss) from operations  (2,989)       1,764       (3,458)       6,258
  Investment income - net           828        2,021        3,103        3,675
  Other expense                    (133)        (197)         (11)        (240)
                               ---------------------     ----------------------
Earnings (loss) before
    income taxes                 (2,294)       3,588         (366)       9,693
  Income taxes                     (392)       1,713          759        4,752
                               ----------------------    ----------------------
Earnings (loss) before
    minority interests           (1,902)       1,875       (1,125)       4,941
  Minority interests               (157)         590          (75)       1,875
                               ----------------------    ----------------------
Net earnings (loss)           $  (1,745)       1,285       (1,050)       3,066
                               ======================    ======================

Per share of common stock:
  Net earnings (loss)         $    (.27)         .19         (.16)         .45
  Dividends                   $     .30          .30          .90          .90
  Book value                  $                             32.41        33.53

Average shares outstanding    6,361,021    6,855,083    6,374,920    6,840,595

Shares outstanding end of period                        6,361,021    6,712,932


See accompanying notes and management's discussion and analysis of financial statements.


SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
- - ------------------------------------------------------------------------------
                                                Nine Months Ended
                                                September 30, 1994
- - ------------------------------------------------------------------------------
                                                  (in thousands)

Common stock:
  Balance, beginning of year		          $    7,500
                                                    ---------
  Balance, end of period               		       7,500
                                                    ---------
Paid-in capital:
  Balance, beginning of year	                       1,007
  Exercise of stock options                               (4)
                                                    ---------
  Balance, end of period                               1,003
                                                    ---------
Foreign currency translation:
  Balance, beginning of year                            (350)
  Net change during period                               (28)
                                                    ---------
  Balance, end of period                                (378)
                                                    ---------
Retained earnings:
  Balance, beginning of year                         235,583
  Net earnings                                        (1,050)
  Dividends paid                                      (5,724)
                                                    ---------
  Balance, end of period                             228,809
                                                    ---------
Less:
  Treasury stock:
  Balance, beginning of year                          18,070
  Exercise of stock options                             (242)
  Shares purchased (382,350 shares)                   12,952
                                                    ---------
  Balance, end of period                              30,780
                                                    ---------

Stockholders' Equity                              $  206,154
                                                    =========

See accompanying notes and management's discussion and analysis of financial statements.


SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
- - -------------------------------------------------------------------------------
                                                Nine months ended September 30,
                                                      1994           1993
- - -------------------------------------------------------------------------------
OPERATING ACTIVITIES
Earnings (loss) from operations                   $   (1,050)         3,066
Adjustments to reconcile earnings from operations
 to net cash provided by operations:
  Depreciation and amortization                       12,528         14,457
  Earnings (loss) applicable to minority interests       (75)         1,875
  Change in short-term trading portfolio, net          2,232           --
  Change in accounts receivable                        1,944         (5,728)
  Change in accounts payable                             251         (1,604)
  Income taxes and other                              (2,142)        (3,311)
                                                    ------------------------
Net cash provided by continuing operations            13,688          8,755
                                                    ------------------------
INVESTING ACTIVITIES
Purchases of investments                              (2,206)        (9,388)
Sales or maturities of investments                     1,542          9,206
Secruitization of receivables                          4,800         17,000
Additions to property, plant and equipment, net       (3,942)        (2,781)
Oil and gas investments                                 (773)            93
Short-term investments                                (1,115)        (9,596)
Net cash provided (used) by discontinued
  real estate operations                              (1,107)         6,234
Other, net                                              (901)        (1,680)
                                                    ------------------------
Net cash provided (used) by investing activities      (3,702)         9,088
                                                    ------------------------
FINANCING ACTIVITIES
Payments under line of credit ageements, net          (2,097)          (818)
Payment of principal on long-term debt                   (42)       (12,018)
Payment of capital lease                                (297)           --
Dividends paid                                        (5,724)        (6,039)
Purchase of treasury stock                           (12,952)           --
Issuance of common stock                                 238             19
                                                    ------------------------
Net cash used by financing activities                (20,874)       (18,856)
                                                    ------------------------
Effect of foreign currency translation                   (17)           117
                                                    ------------------------
Net decrease in cash and cash equivalents            (10,905)          (896)
Cash and cash equivalents - beginning of period       15,491          2,246
                                                    ------------------------
Cash and cash equivalents - end of period         $    4,586          1,350
                                                    ========================
Cash paid during the period for:
  Interest (net of amount capitalized)            $      248            472
                                                    ========================
  Income taxes, net                               $    2,291          5,384
                                                    ========================

See accompanying notes and management's discussion and analysis of financial statements.


SEAFIELD CAPITAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 1994 and 1993

(1) The financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to fairly state the Registrant's financial position at September 30, 1994 and December 31, 1993 and the results of its operations and cash flows for the periods ended September 30, 1994 and 1993. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and therefore included in the financial statements are certain amounts based on management's informed estimates and judgments. The financial information herein is not necessarily representative of a full year's operations because levels of sales, interest rates and other factors fluctuate throughout the fiscal year. These same considerations apply to all year to year comparisons. Certain 1993 amounts have been reclassified for comparative purposes with no effect on net earnings. See the Registrant's Annual Report pursuant to Section 13 to the Securities Exchange Act of 1934 (Form 10-K) for additional information not required by this Quarter's Report (Form 10-Q).

(2) Cash and cash equivalents include demand deposits in banks and overnight investments.

(3) A lawsuit was initiated in 1986 by the Registrant's former insurance subsidiary against an architectural and engineering firm and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the costs had been incurred prior to any discussions regarding a sale of the insurance subsidiary, Registrant negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. Thus, any recovery will be for the benefit of the Registrant and all costs incurred in connection with the litigation will be paid by the Registrant. Any ultimate recovery will be recognized as income when received and would be subject to income taxes. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment granted in 1992 in favor of the Registrant; shortly thereafter, the Appeals court informed the parties that it would reconsider the case. On November 8, 1994, the Court of Appeals remanded the case to the trial court for a jury trial limited to the question of whether or not the applicable statute of limitations barred the claim. The Appeals Court also set aside $1.7 million of the judgment originally granted in 1992; it affirmed the judgment to the extent of $4 million, but subject to a jury's determination, in a new trial, respecting the statute of limitations question.

In 1990, the Registrant's former insurance subsidiary was joined in an existing lawsuit by the Federal Deposit Insurance Corporation (FDIC) as successor to Sunbelt Service Corporation. The FDIC alleged that the insurance subsidiary was obligated under a repurchase agreement in the approximate amount of $6 million. Following a mediation proceeding, all claims involving the Registrant were dismissed with prejudice by order of the court signed in February 1994.

In February 1988, a lawsuit was initiated against the Registrant's former insurance subsidiary by its former partners in the Quail Run real estate project in Santa Fe, New Mexico. The plaintiffs alleged that the project partnership agreement was improperly terminated, thus denying them an ongoing interest in the project, and that their exclusive real estate brokerage arrangement was improperly terminated, thus denying them commissions from sales of project units and adversely affecting their brokerage business generally. The plaintiffs were seeking approximately $11 million in actual damages and unspecified punitive damages based upon alleged breaches of contract and fiduciary duty and economic compulsion, all arising out of the purchase of the plaintiffs' interest in the project partnership. After a four-week trial in July 1994, the jury returned a verdict absolving Registrant of any liability. Subsequent to the trial, the judge awarded Registrant $176,000 for marketing expenses which the plaintiffs were to have repaid. Registrant has filed motions seeking pre-judgment interest on the $176,000 and reimbursement of certain litigation costs.

Plaintiffs have appealed all judgments against them and have contested the claims for pre-judgment interest and litigation costs. The appeal will likely be heard sometime in 1995.

Because the Quail Run project was retained by Registrant in connection with the sale of its former insurance subsidiary, Registrant defended the lawsuit under an indemnification arrangement with the purchaser of the former insurance subsidiary; all costs incurred and any judgments rendered in favor of the plaintiff will be for the account of the Registrant.

In the opinion of management, after consultation with legal counsel and based upon current available information, none of these lawsuits is expected to have a significant impact on the consolidated financial position of the Registrant.

(4) Statement of Financial Accounting Standards No. 112 "Employer's Accounting for Postemployment Benefits" was implemented in the first quarter of 1994. The adoption of this standard had no significant impact on the Registrant's financial position or results of operations.

(5) Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding and the common share equivalents of dilutive stock options.



ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


                                RESULTS OF OPERATIONS

Selected financial data
                             Three months ended             Nine months ended
                                September 30,                  September 30,
                         ------------------------      ------------------------
                             1994          1993            1994          1993
                         ----------    ----------      ----------    ----------

Revenues               $ 31,557,000    33,651,000      92,041,000    97,099,000
Earnings (loss)
  from operations      $ (2,989,000)    1,764,000      (3,458,000)    6,258,000
Investment
  Income - Net         $    828,000     2,021,000       3,103,000     3,675,000
Net earnings (loss)    $ (1,745,000)    1,285,000      (1,050,000)    3,066,000


Per share:
  Net earnings (loss)  $       (.27)          .19            (.16)          .45
  Dividends per share  $        .30           .30             .90           .90
  Book value per share $                                    32.41         33.53

Average shares
  outstanding             6,361,021     6,855,083       6,374,920     6,840,595
Shares outstanding
  end of period                                         6,361,021     6,712,932


Insurance Services Segment

The following businesses are considered to be in the insurance services segment: laboratory testing for the life, disability and health insurance industries, underwriting and policy administration services and insurance premium finance services.

LabOne, Inc. (LabOne), an 82% owned subsidiary of Seafield Capital Corporation (Seafield), is a publicly-traded company (NASDAQ-LABS). LabOne currently generates revenue primarily from laboratory testing of insurance policy applicants for insurance companies. The tests performed by LabOne are specifically designed to assist insurance companies in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on individual and group life insurance policy applicants. LabOne also provides testing services on individual and group medical and disability policies.

LabOne offers a core group of urine tests, controlled substance tests, insurance-oriented blood chemistry profiles and a series of AIDS-related tests. The following table summarizes LabOne's sales from such tests, and from other operations (primarily the sale of specimen kits):

                   Three months ended Sept 30,       Nine months ended Sept 30,
                        1994          1993                1994          1993
                  ----------------------------      ---------------------------
  Urinalyses     $   2,320,000     2,421,000           7,204,000     7,695,000
  Controlled
    substances       2,465,000     2,940,000           7,656,000     9,801,000
  Blood chemistry
    profile          4,175,000     4,669,000          12,954,000    15,017,000
  AIDS-related
    tests            2,950,000     3,394,000           9,250,000    11,229,000
  Other              2,557,000     2,933,000           8,250,000     8,781,000
                  --------------------------        --------------------------
                 $  14,467,000    16,357,000          45,314,000    52,523,000
                  ==========================        ==========================

LabOne's reported net earnings of $281,000 for the third quarter of 1994 on revenues of $14.5 million, compared to the prior year's third quarter net earnings of $2.2 million on revenues of $16.4 million. For the nine months ended September 30, 1994, LabOne's reported net earnings of $4.2 million on revenues of $45.3 million, compared to the prior year's nine months net earnings of $8.3 million on revenues of $52.5 million.

LabOne's decrease in revenue of $1.9 million in the third quarter of 1994 can be attributed to an 6% decrease in the total number of applicants tested and a 7% decline in the average revenue per applicant. Insurance industry reports indicate that the number of policies written in 1994 is significantly less than during the same period in 1993. The decline in the total number of applicants tested can be attributed primarily to the reduction in the number of policy applications written. Average revenue per applicant declined due to certain price decreases as a result of continued competitive pressures. LabOne's revenue decrease in the first nine months of $7.2 million or 14% can be attributed primarily to a 9% decrease in the total number of applicants tested and an 7% decrease in the average revenue per applicant.

LabOne's cost of sales decreased in the third quarter of 1994 by $305,000 as compared to the prior year's third quarter. This decrease is due primarily to specimen kit cost reductions, lower depreciation and amortization and net freight expenses. The third quarter 1994 cost of sales included approximately $600,000 in expenses incurred related to the expansion into clinical laboratory testing. Cost of sales declined $1.1 million in the nine month period ended September 30, 1994 as compared to the prior year's period. This decrease is due primarily to the decrease in testing volume, unit cost reductions for specimen kits, a decrease in depreciation and amortization expenses and net freight expenses. These expense reductions were net of expenses incurred related to the expansion into clinical laboratory testing.

LabOne's selling, general and administrative expenses increased $2.1 million in the third quarter 1994 from the same period last year, primarily due to a one time restructuring charge of $1.6 million. The insurance testing operations were restructured by consolidating its Canadian laboratory testing operation with the Lenexa, Kansas facility. It also eliminated several insurance testing administrative positions during the third quarter. LabOne's management expects to save approximately $1.7 million annually from the restructuring. Selling, general and administrative expenses related to the clinical diversification were approximately $800,000 in the third quarter. LabOne's selling, general and administrative expenses increased $1.7 million in the first nine months of 1994 due primarily to the one time restructuring charge of $1.6 million and an increase in payroll expenses. These increases are partially offset by lower depreciation expense.

In October 1994, LabOne announced that it has agreed to provide clinical laboratory testing services to several regions of the Foundation of the
California Coast.   The Foundation is a coalition of preferred provider
organizations with more than 8,000 physician providers and over 450,000 eligible members. Approximately 45 percent of these members are members of Principal Mutual Life Insurance Company, for whom LabOne agreed to provide laboratory testing services under a contract announced in July 1994.

The diversification into the clinical testing market has resulted in approximately $1.4 million of incremental expenses incurred during the third quarter 1994. LabOne management expects that the incremental expenses associated with clinical diversification for the fourth quarter 1994 will exceed the amount spent during the third quarter 1994.

Clinical testing revenue during the third quarter was insignificant. LabOne's management expects clinical revenue to increase during the fourth quarter 1994, but does not expect the increase to offset the clinical expenses incurred during the same time period.

The insurance premium finance services operations were profitable during the third quarters and first nine months of 1994 and 1993. In first nine months of 1994, this subsidiary originated $55.8 million of new premium finance contracts, compared to approximately $44 million for the same period in 1993. The number of contracts processed increased 32% to 10,277 contracts in the first nine months of 1994. During 1994's third quarter, this subsidiary increased its securitization program to a $30 million receivables sales facility with a bank. Receivables sold totaled $23 million at September 30, 1994.

The underwriting and policy administration services revenue increased 20% in 1994's third quarter and 53% in the first nine months as compared to the prior year's periods. While new business development is positive, this subsidiary incurred losses during the third quarter and first nine months. Additional staffing costs were incurred in anticipation of production from new clients.

Healthcare Services Segment

The following businesses are considered to be in the healthcare services segment: advanced cancer treatment services and radiopharmaceuticals and related services for nuclear medicine.

Response Technologies, Inc. (Response), a 59% owned subsidiary of Seafield, is a publicly-traded company (AMEX-RTK). Response is a leading provider of advanced cancer treatments and related services, principally on an outpatient basis, through treatment centers owned or managed by Response.

The corporate-owned centers, known as IMPACT(registered trademark) (IMPlementing Advanced Cancer Treatments) Centers, are staffed by experienced oncology nurses, laboratory technologists and other support personnel to deliver outpatient services under the direction of private practicing oncologists. The primary treatments provided by the Centers involve high-dose chemotherapy coupled with support of the patient's immune system through the use of autologous peripheral blood stem cell reinfusion. The Centers also provide home pharmacy and outpatient infusional services for its patients.

Response is devoting significant marketing effort to the development of additional centers based within client hospitals. Response will provide technical and administrative services, including treatment protocols, data management, employee training, and reimbursement. Patient care and laboratory services will be provided by and billed to third parties by the client hospital. This arrangement will allow a hospital to gain greater utilization of its existing staff and facilities by offering high-dose chemotherapy treatments without incurring additional overhead. These centers may entail a joint ownership relationship or a management agreement.

As of September 30, 1994, Response had a network of 27 owned and 5 managed treatment centers located in California, Colorado, Florida, Georgia, Indiana, Louisiana, Massachusetts, Michigan, Minnesota, Missouri, New Mexico, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia. Response anticipates continued nationwide expansion through a combination of corporate-owned and managed centers over the next few years.

During the quarter ended September 30, 1994, Response opened an advanced cancer treatment center in a cooperative arrangement with DeKalb Medical Center in Atlanta, Georgia ("the Hospital"). The center represents a transition from Response's wholly-owned and operated IMPACT (registered trademark) Center which was established in Atlanta in December, 1991 to a cooperative center with the Hospital.

Response previously reported that its IMPACT (registered trademark) Center in Dayton, Ohio was being reviewed for possible noncompliance with state certificate of need ("CON") regulations. Response had disputed the applicability of the CON regulations to its operation in Dayton. Due to an adverse ruling whereby applicability of the regulations were upheld, the Dayton IMPACT (registered trademark) Center was closed during the quarter ended September 30, 1994. Response faced similar regulations in the State of Michigan, but received a favorable ruling whereby it was determined that Response's operations were not in conflict with CON regulations.

Response continues to undertake significant efforts to establish provider relationships to redirect patients to its Centers and to establish contractual pricing arrangements. Response has been successful in establishing many relationships with insurance plans, and the majority of its patients are now covered by a contractual pricing arrangement.

Response reported a net loss of $138,000 for the third quarter of 1994 on revenues of $10.8 million, compared to the prior year's third quarter net earnings of $323,000 on revenues of $10.5 million. For the nine months ended September 30, 1994, Response incurred a net loss of $l.7 million on revenues of $28.6 million, compared to the prior year's nine months net earnings of $593,000 on revenues of $27.5 million.

Response's 1994 third quarter operating expenses increased $583,000 or 7% when compared to the quarter ended September 30, 1993. Operating expenses for the nine months ended September 30, 1994 increased $1.8 million or 8% when compared to the nine months ended September 30, 1993. These expenses consist of payroll costs, pharmaceutical and laboratory expenses, rent expense and other operational expenses. Operating expenses display a high degree of variability in proportion to center revenue. Operating expenses as a percent of net revenue were 81% and 78% for the quarters and 82% and 79% for the nine month periods ended September 30, 1994 and 1993, respectively. The increase is primarily attributable to an increase in lower margin revenue from pharmaceutical sales to physicians.

Response's general and administrative costs for the quarter ended September 30, 1994 increased $283,000 or 37% when compared to the quarter ended September 30, 1993. These expenses increased $1.2 million or 57% for the nine months ended September 30, 1994 when compared to the nine months ended September 30, 1993. The increase is primarily attributable to payroll, travel and relocation costs related to Response's actions to bolster its medical and scientific management to support future growth, including the addition of an oncologist to serve as scientific director. In addition, fees were paid during the nine months ended September 30, 1994 for quality review of Response's clinical data and for public relations. Response's increased legal expenses were related to treatment pre-authorization appeals and the appeal of state regulatory issues in Ohio. As a percentage of net revenue, general and administrative costs were 10% and 7% for the quarters and 11% and 7% for the nine months ended September 30, 1994 and 1993, respectively.

Response's provision for doubtful accounts decreased $126,000 or 17% and $92,000 or 5% between the quarters and the nine months periods ended September 30, 1994 and 1993, respectively. The provision as a percentage of net revenue was 6% and 7% for the quarters and was 7% for the nine months periods ending September 30, 1994 and 1993. The 1993 provision benefited from significant bad debt recoveries.

Response believes that there are significant development opportunities in the field of oncology which are being brought about by broader acceptance and utilization of peripheral blood stem cell-supported treatments and the demand for more effective management by physicians of the entire spectrum of oncological services. During the quarter, the Office of Personnel Management of the United States Government ("the OPM") announced its plans to require those insurance plans under its jurisdiction to provide coverage for high-dose chemotherapy with immune system support in the treatment of breast cancer, ovarian cancer and multiple myeloma. Response views this announcement as further endorsement of the types of treatments which it began offering in 1989.

Concurrently, growing data has helped Response refine patient selection criteria so that patients who are not likely to benefit by a particular high-dose chemotherapy regimen may be directed to an alternate high-dose regimen or to palliative care. The year's revenue growth has been slowed, in part, by such redirection of patients. Response also believes that it is crucial to continue to build the appropriate infrastructure to be able to benefit from the opportunities in cancer care. While slower revenue growth and increasing costs have resulted in losses from operations during the year, Response believes that it is appropriately positioned for longer term profitability and a commanding national presence in the field of oncology.

Seafield's second healthcare operating subsidiary, Pyramid Diagnostic Services, Inc. (Pyramid), reported a small loss in the third quarter and first nine months of 1994. Start-up costs associated with new pharmacy openings negatively impacted operating results during 1994. Currently, five pharmacies distribute radiopharmaceuticals and related services to nuclear medicine departments in hospitals and clinics. Pyramid anticipates opening three new pharmacies during 1994's fourth quarter.


Other Operating Results

Seafield's oil and gas subsidiary produced a small profit in the third quarter and first nine months of 1994, compared to losses during 1993's periods. Seafield's pre-tax cash flow from oil and gas investments in the first nine months of 1994 totaled approximately $2 million. On January 1, 1993, Seafield increased its ownership position from 50% to 79% in a real estate, personal property, sales and use taxes consulting firm. Other revenues in 1994's third quarter included $1.7 million from the tax consulting firm, compared to $3.1 million in 1993's third quarter.

Other investments impacting earnings include venture capital and liquidity investments. The return on short-term investments is included in the investment income line in the consolidated statements of earnings. Investment income totaled $828,000 in 1994's third quarter compared to $2 million in last year's third quarter. Investment income in 1994 was impacted by price fluctuations on marketable securities. In 1994, the consolidated effective tax rate reflects non-deductible goodwill and subsidiary losses not subject to tax benefits.

Seafield has investments in two majority-owned entities that are publicly traded. At September 30, 1994, based on the market prices of publicly-traded shares of these two subsidiaries, pretax unrealized gains of approximately $169 million on these investments were not reflected in either Seafield's book value or stockholders' equity.


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

As a result of the decision to discontinue real estate, a $6 million after-tax provision was established for estimated write-downs and costs through final disposition. Real estate revenues were $7.8 million during 1994's first nine months compared to $13.9 million in last year's first nine months. The 1994 sales include 2 residential lots in Texas and 35 residential lots and units in Florida and New Mexico. Real estate sales in 1993's first nine months consisted of 19 residential lots in Texas and 51 residential units in Florida and New Mexico.


                         LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1994 at the holding company level, Seafield had available for operations approximately $33.4 million in cash, cash equivalents and marketable common stocks with an additional $6.4 million in long-term securities. On a consolidated basis, Seafield and its subsidiaries had $76 million (primarily LabOne with $40.1 million) in cash and short-term investments and $9 million in long-term securities. Current assets totaled $121.8 million while current liabilities totaled $18.3 million. Net cash provided by consolidated operations in 1994's first nine months was $13.7 million compared to net cash provided of $8.8 million in last year's first nine months which resulted primarily from changes in accounts receivable, accounts payable and income taxes.

In August 1990, Seafield's board of directors authorized $70 million for the acquisition of Seafield and LabOne common stock. Up to $20 million of this authorization could be utilized to purchase LabOne stock. At December 31, 1993, Seafield had $4.6 million remaining of the $50 million authorization for Seafield common stock. In January 1994, Seafield's board of directors approved an additional $8.4 million authorization necessary to complete an acquisition of 382,350 Seafield shares for approximately $13 million. This completed Seafield's treasury share repurchase program. During 1994's first nine months, 10,126 Seafield shares were issued for exercised options.

Additionally, Seafield has acquired a total of 1,418,000 shares of LabOne's stock under the board authorization at a cost of $16.6 million. In 1993, Seafield's board of directors approved an additional $5 million for the purchase of LabOne's stock resulting in a remaining aggregate authorization of $8.4 million at September 30, 1994. During the first nine months of 1994, Seafield did not purchase any LabOne stock.

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

In 1988, LabOne's board of directors authorized up to $25 million to enter the market from time to time for the purpose of acquiring shares of LabOne's common stock. As of September 30, 1994, LabOne had acquired 2,099,235 shares at a total cost of $22.7 million. There were no shares purchased during 1994.

LabOne began paying quarterly dividends in December 1991. As an 82% owner, Seafield received $5.8 million as a cash dividend from LabOne during the first nine months of 1994. LabOne's working capital position decreased slightly to $46.5 million at September 30, 1994 from $48.6 million at December 31, 1993. This decrease is the result of capital additions, dividends paid and increases in long-term investments exceeding cash provided by operations after changes in working capital. LabOne expects to fund working capital needs, capital additions, dividend payments and further treasury stock purchases, if any, from a combination of cash reserves, cash flow from operations and short-term borrowings. LabOne has had no short-term borrowings during 1994 and did not utilize an unsecured $1 million line of credit that is available for general corporate purposes. During 1994's third quarter, LabOne invested $800,000 in additional property, plant, and equipment while 1993's third quarter investment totaled $500,000.

Response's working capital at September 30, 1994 was $12.8 million with current assets of $17.3 million and current liabilities of $4.5 million. Cash and cash equivalents and short-term investments represent $1.7 million of Response's current assets. Response maintains a $5 million revolving bank line of credit, secured by accounts receivable. There were no borrowings under this line of credit at September 30, 1994.

Response's management believes that their cash and capital resources, together with available credit facilities, will be sufficient to finance current operations and anticipated expansion.


NEW ACCOUNTING STANDARDS

Seafield plans to adopt Financial Accounting Standards Board Statement No. 118
- - - "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (an amendment of FASB Statement No. 114)" in the first quarter of 1995. The adoption of Statement No. 118 is not expected to have any significant impact on Seafield's financial position or results of operations.

Seafield plans to adopt Financial Accounting Standards Board Statement No. 119
- - - "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" for the fiscal year ending December 31, 1994. The adoption of Statement No. 119 is not expected to have any significant impact on Seafield's financial position or results of operations.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
A lawsuit was initiated in 1986 by the Registrant's former insurance subsidiary against an architectural and engineering firm and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the costs had been incurred prior to any discussions regarding a sale of the insurance subsidiary, Registrant negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. Thus, any recovery will be for the benefit of the Registrant and all costs incurred in connection with the litigation will be paid by the Registrant. Any ultimate recovery will be recognized as income when received and would be subject to income taxes. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment granted in 1992 in favor of the Registrant; shortly thereafter, the Appeals court informed the parties that it would reconsider the case. On November 8, 1994, the Court of Appeals remanded the case to the trial court for a jury trial limited to the question of whether or not the applicable statute of limitations barred the claim. The Appeals Court also set aside $1.7 million of the judgment originally granted in 1992; it affirmed the judgment to the extent of $4 million, but subject to a jury's determination, in a new trial, respecting the statute of limitations question.

In 1990, the Registrant's former insurance subsidiary was joined in an existing lawsuit by the Federal Deposit Insurance Corporation (FDIC) as successor to Sunbelt Service Corporation. The FDIC alleged that the insurance subsidiary was obligated under a repurchase agreement in the approximate amount of $6 million. Following a mediation proceeding, all claims involving the Registrant were dismissed with prejudice by order of the court signed in February 1994.

In February 1988, a lawsuit was initiated against the Registrant's former insurance subsidiary by its former partners in the Quail Run real estate project in Santa Fe, New Mexico. The plaintiffs alleged that the project partnership agreement was improperly terminated, thus denying them an ongoing interest in the project, and that their exclusive real estate brokerage arrangement was improperly terminated, thus denying them commissions from sales of project units and adversely affecting their brokerage business generally. The plaintiffs were seeking approximately $11 million in actual damages and unspecified punitive damages based upon alleged breaches of contract and fiduciary duty and economic compulsion, all arising out of the purchase of the plaintiffs' interest in the project partnership. The case was heard in the United States District Court for the District of New Mexico. After a four-week trial in July 1994, the jury returned a verdict absolving Registrant of any liability. Subsequent to the trial, the judge awarded Registrant $176,000 for marketing expenses which the plaintiffs were to have repaid. Registrant has filed motions seeking pre-judgment interest on the $176,000 and reimbursement of certain litigation costs.

The plaintiffs have appealed all judgments against them and have contested the claims for pre-judgment interest and litigation costs. The appeal will likely be heard sometime in 1995.

Because the Quail Run project was retained by Registrant in connection with the sale of its former insurance subsidiary, Registrant defended the lawsuit under an indemnification arrangement with the purchaser of the former insurance subsidiary; all costs incurred and any judgments rendered in favor of the plaintiff will be for the account of the Registrant.

In the opinion of management, after consultation with legal counsel and based upon current available information, none of these lawsuits is expected to have a significant impact on the consolidated financial position of the Registrant.

Item 2.  Changes in Securities
         (a)  Changes in Securities:  None

         (b) Under the Missouri General Corporation Law, no dividends to stockholders may be declared or paid at a time when the net assets of the corporation are less than its stated capital or when the payment thereof would reduce the net assets of the corporation below its stated capital. At September 30, 1994 the net assets of Seafield Capital Corporation exceeded its stated capital by $198,654,000.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Securities Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
              10.1   Severance Agreement between LabOne, Inc. and Kenneth
                     A. Stelzer dated August 25, 1994
              10.2   Promissory Note Agreement between LabOne, Inc. and
                     Bert H. Hood dated September 7, 1994
              27     Financial Data Schedule

         (b)  Reports on Form 8-K:
              None



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Seafield Capital Corporation

Date November 14, 1994               By  /s/  James R. Seward
                                        ----------------------------
                                        James R. Seward
                                        Executive Vice President
                                        and Chief Financial Officer


Date November 14, 1994               By  /s/  Steven K. Fitzwater
                                        ----------------------------
                                        Steven K. Fitzwater
                                        Vice President, Chief Accounting
                                        Officer and Secretary