Form 10-K
period 1994-12-31
SEAFIELD CAPITAL CORP
filed 1995-03-23
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-K
(Mark One)
    X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---------- EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1994

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

Registrant's telephone number, including area code: (816) 842-7000
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
        Title of each class                        on which registered
               None                                   Not Applicable
- ------------------------------------      -------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1 per share and common stock rights coupled therewith.
- -------------------------------------------------------------------------------
                               (Title of Class)
Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X        No
                                         -------        -------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
               -------
Approximate aggregate market value of voting stock held by non-affiliates of
Registrant:  $234,298,537 (based on closing price as of February 10, 1995)

Number of shares outstanding of only class of Registrant's common stock as of February 10, 1995: $1 par value common - 6,419,138

Documents incorporated by reference:
Portions of Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on May 17, 1995 is incorporated by reference into Part III of this report, to the extent set forth therein, if such Proxy Statement is filed with the Securities and Exchange Commission on or before April 30, 1995. If such Proxy Statement is not filed by such date, the information required to be presented in Part III will be filed as an amendment to this report. The exhibits for this Form 10-K are listed in Item 14.



                                   PART I.

ITEM 1. BUSINESS.

Seafield Capital Corporation (Seafield or the Registrant), a Missouri corporation, is a holding company whose subsidiaries operate primarily in the healthcare and insurance services areas. The Registrant implemented this new strategic business focus since insurance operations were discontinued during 1990. Various operating subsidiaries of Seafield provide insurance laboratory testing, insurance policy administration and underwriting services, insurance premium finance services, advanced cancer care, distribution of radiopharmaceuticals and related services for nuclear medicine. In addition, Seafield has investments in early-stage healthcare services companies. Seafield, either directly or through subsidiaries, also holds interests in real estate, energy investments, and marketable securities. See Item 7 and Note 6 of Notes to Consolidated Financial Statements for additional segment information. Seafield had 18 employees as of December 31, 1994. None of the employees is represented by a labor union and Seafield believes its relations with employees are good.


                              INSURANCE SERVICES

The following operating businesses are considered to be in the insurance services segment: LabOne, Inc., Agency Premium Resource, Inc. and International Underwriting Services, Inc.

LABONE, INC.

The Registrant's laboratory testing activities are conducted through LabOne, Inc. (LabOne), a subsidiary which was 82% owned by the Registrant and 18% publicly held at December 31, 1994. LabOne is a publicly-traded stock (NASDAQ-
LABS). LabOne, together with its wholly-owned subsidiary Head Office Reference Laboratory Limited (hereinafter collectively referred to as LabOne), is the largest provider of laboratory testing services to the insurance industry in the United States and Canada.

LabOne provides high-quality, low-cost laboratory and substance abuse testing services to insurance companies, physicians and employers nationwide.

LabOne's Home Office Reference Laboratory division continues to operate as a provider of risk-appraisal laboratory testing services to the insurance industry. The tests performed are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on individual life insurance policy applicants. Testing services are also provided on individual and group medical and disability policy applicants.

LabOne's clinical testing services (formerly marketed under the Center for Laboratory Services division) are provided to the healthcare industry to aid in the diagnosing and treatment of patients. LabOne has established a network of patient service centers and affiliations with other centers in Northern California, Des Moines and the Kansas City area for the collection of specimens for testing. This network became operational during the fourth quarter of 1994. Additionally, a courier fleet is maintained to retrieve specimens for transport to the laboratory.

In May 1994, LabOne announced that it had signed an agreement with PCS Health Systems (PCS), a subsidiary of Eli Lilly, to market an integrated and fully managed system of laboratory testing and administration services for payers and health plans throughout the United States. The result of this agreement is a new program called Lab Card(trademark), which became operational in December 1994. The Lab Card program will offer both payers and the covered population substantial cost savings on high-quality laboratory testing services. The program will utilize PCS' point of service, real-time eligibility verification system. The laboratory testing will be performed at LabOne's centralized testing facility in Kansas.

LabOne is certified by the Substance Abuse and Mental Health Services Administration (SAMHSA, formerly NIDA) to perform substance of abuse testing services for federally regulated employers and is currently marketing these services throughout the country to both regulated and non-regulated employers.


Services Provided by LabOne:

I.  Insurance Applicant Testing

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

Standardized laboratory testing can also be used to verify responses on a policy application to such questions as whether the applicant is a user of tobacco products, certain controlled substances or certain prescription drugs. Insurance companies generally offer a premium discount for nonsmokers and often rely on testing to determine whether an applicant is a user of tobacco products. Use of cocaine has been associated with increased risk of accidental death and cardiovascular disorders, and as a result of the increasing abuse in the United States and Canada, insurance companies are testing a greater number of policy applicants to detect its presence. Therapeutic drug testing also detects the presence of certain prescription drugs that are being used by an applicant to treat a life-threatening medical condition that may not be revealed by a physical examination.

LabOne's insurance testing services consist of certain specimen profiles that provide insurance companies with specific information that may indicate liver or kidney disorders, diabetes, the risk of cardiovascular disease, bacterial or viral infections and other health risks. LabOne also offers tests to detect the presence of antibodies to human immunodeficiency virus (HIV), nicotine, cocaine and certain medications associated with life-threatening medical conditions that may not be revealed by a routine physical examination.

Insurance specimens are normally collected from individual insurance applicants by independent paramedical personnel using LabOne's custom-designed collection kits and containers. These kits and containers are then delivered to LabOne's laboratory via overnight delivery services or mail, coded for identification and processed according to each client's specifications. Results are then generally transmitted to the insurance company's underwriting department that same evening.

II.  Clinical Patient Testing

Clinical laboratory tests are requested generally by physicians and other health care providers to diagnose and monitor diseases and other medical conditions through the detection of substances in blood and other specimens. Laboratory testing is generally categorized as either clinical testing, which is performed on bodily fluids including blood and urine, or anatomical pathology testing, which is performed on tissue and other samples. Clinical and anatomical pathology tests are frequently performed as part of regular physical examinations and hospital admissions in connection with the diagnosis and treatment of illnesses. The most frequently requested tests include blood chemistry analyses, blood cholesterol level tests, and urinalyses, blood cell counts, PAP smears, AIDS tests and alcohol and other substance abuse tests.


Clinical specimens are collected at LabOne's network of patient service centers, at an affiliated collection center or at the physician's office. LabOne's couriers pick up the specimens and deliver them to local airports for express transport to the Kansas laboratory. Specimens are coded for identification and processed. LabOne has significantly expanded its testing menu to include the majority of tests requested by its clients. Tests not performed in-house are sent to reference laboratories for testing and results are entered into LabOne's computer system along with all other completed results. LabOne provides many of its clinical clients with the necessary equipment to directly receive testing results via electronic transmission from LabOne. Results which cannot be delivered electronically are delivered by LabOne's couriers beginning the morning after the tests are performed.

III.  Substance Abuse Testing

LabOne has provided quality substance abuse testing results to the insurance industry for over 20 years. The recent certification by SAMHSA has enabled LabOne to begin offering these services to the entire market including federally regulated industries.

Substance abuse testing specimens are typically collected by independent agencies who use LabOne's forms and collection supplies. Specimens are sealed with tamper-evident tape, bar-coded and shipped overnight to LabOne. Automated systems monitor the specimens throughout the screening and confirmation process. Negative results are available immediately after testing is completed. Initial positive specimens are verified by the gas chromatography/mass spectrometry method and results are generally available within 24 hours. Results are then transmitted electronically to the client's secured computer, printer or fax machine. LabOne provides the necessary hardware and phone connections for these electronic transfers to many of its larger clients.

LabOne - Operations

The following table summarizes LabOne's revenues from laboratory testing and from other operations (primarily the sale of specimen collection kits):

   Year ended December 31,     1994       1993       1992       1991       1990
- -------------------------------------------------------------------------------
                                             (In thousands)
Blood chemistry profiles  $  17,370     19,853     21,470     22,411     26,804
AIDS-related tests           12,407     14,766     16,280     17,840     18,690
Urinalyses                    9,687     10,200     10,666     10,698     11,298
Controlled substance tests   10,326     12,702     14,359     13,649     13,685
Other                        10,936     11,857     11,662     11,141     10,292
                          -----------------------------------------------------
                          $  60,726     69,378     74,437     75,739     80,769
                          =====================================================

LabOne's operations are designed to facilitate the testing of a large number of specimens and to report the results to insurance company clients, generally within 24 hours of receipt of specimens. LabOne has an internally developed, custom-designed, laboratory processing system (the MEGA System). The MEGA System enables each client company to customize its own testing and reflex requirements by several parameters to satisfy its particular needs. It is a centralized network system that provides an automated link between LabOne's testing equipment, data processing equipment and the client's computer systems. This system offers LabOne's clients the ability to customize their testing activities to best meet their needs.

LabOne, as the result of the number of tests it has performed over the past several years, has compiled and maintains a large statistical database of test results. These summary statistics are useful to the actuarial and underwriting departments of an insurance client in comparing that client's test results to the results obtained by LabOne's entire client base. Company-specific and industry-wide reports are frequently distributed to clients on subjects such as coronary risk analysis, cholesterol and drugs of abuse. LabOne considers the confidentiality of its test results to be of primary importance and has established procedures to ensure that results of tests remain confidential as they are communicated to the client that requested the tests.

Substantially all of the reagents and materials used by LabOne in conducting its testing are commercially purchased and are readily available from multiple sources.

LabOne - Quality Assurance

The objective of the quality assurance department is to ensure that accurate and reliable test results are released to clients. This is accomplished by incorporating both internal and external quality assurance programs in each area of the laboratory. In addition, quality assurance specialists share the responsibility with all LabOne employees of an ongoing commitment to quality and safety in all laboratory operations. Internal quality and education programs are designed to identify opportunities for improvement in laboratory services and to meet all required safety training and education issues. These programs ensure reliable and confidential test results.

Procedure manuals in all areas of the laboratory help maintain uniformity and accuracy, and meet regulatory guidelines. Tests on control samples with known results are performed frequently to maintain and verify accuracy in the testing process. Complete documentation provides record keeping for employee reference and meets regulatory requirements. All employees are thoroughly trained to meet standards mandated by OSHA in order to maintain a safe work environment. Superblind(trademark) controls are used to challenge every aspect of service at LabOne. Specimens requiring special handling are evaluated and verified by control analysis personnel. A computer edit program is used to review and verify clinically abnormal results, and all positive HIV antibody and drugs of abuse records.

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

LabOne is accredited by the College of American Pathologists and is licensed under the Clinical Laboratory Improvement Amendments (CLIA) of 1988. LabOne has additional licenses for HIV and substance abuse testing from the State of Kansas and all other states where such licenses are required. LabOne's Drug Enforcement Agency license allows the laboratory to legally perform analytical research pertaining to drugs of abuse. LabOne is certified by SAMHSA (formerly
NIDA) to perform testing to detect drugs of abuse in federal employees and in workers governed by federal regulations.

LabOne - Technology Development

Among its many responsibilities, the technology development department evaluates many new commercially available tests and technologies and compares them to competing products in order to select the most accurate laboratory procedures. Total technology development expenditures are not considered significant to LabOne as a whole.

LabOne - Sales and Marketing

LabOne's client base currently consists primarily of insurance companies in the United States and Canada. LabOne believes that its ability to provide prompt and accurate results on a cost-effective basis and its responsiveness to customer needs have been important factors in maintaining existing business.

All of LabOne's sales representatives for the Home Office Reference Laboratory division have significant business experience in the insurance industry or clinical laboratory-related fields. These representatives call on major clients several times each year, usually meeting with a medical director or vice president of underwriting. An important part of LabOne's marketing effort is directed toward providing its existing clients and prospects with information pertaining to the actuarial benefits of, and trends in, laboratory testing. LabOne's sales representatives and its senior management also attend underwriters' and medical directors' meetings sponsored by the insurance industry.

The sales representatives for the healthcare industry are experienced in that market and currently work in field locations in the geographic areas which they represent. Marketing efforts are directed at physicians, health insurance companies and other payers of health benefits. Currently, efforts are focused primarily in Northern California, Des Moines and the Kansas City area.

Substance abuse marketing efforts are directed at regulated and non-regulated employers. LabOne's strategy is to offer the highest quality services at low rates.

LabOne - Legislation and Regulation

In the past, legislation was introduced in several states that, if enacted, may restrict or ban all AIDS-related testing for insurance purposes in those states. The introduction of legislation to restrict or ban all AIDS-related testing does not ensure its passage into law. There can be no assurance, however, that such legislation will not be enacted in the future.

A few states have enacted legislation or regulations which have had the effect of reducing or eliminating the volume of laboratory tests requested by medical insurers in those states. It is likely that the trend will continue as more states enact legislation relating to health care and medical insurance.

The Food and Drug Administration (FDA) may exert broader regulatory control over LabOne's business and all testing laboratories. The areas of increased control that could impact LabOne's business include (1) whether FDA premarket approval or clearance may be required for LabOne's continued commercial distribution and use of a blood and urine specimen collection kit, and (2) a draft FDA compliance policy guide stating that certain products routinely used by laboratories may require FDA approval or clearance. During December 1994, the FDA gave premarket approval to Epitope, Inc. with respect to its OraSure(registered trademark) specimen collection device.

LabOne - Competition

LabOne believes that the insurance laboratory testing market is approximately a $100 million industry. LabOne currently controls over half the market, with three other main competitors maintaining a majority of the remaining market. The insurance laboratory testing industry continues to be increasingly competitive. Most of the competition has come from privately or insurance company-owned or controlled laboratories that are primarily focused on the insurance industry. New competition has come from national or multi-regional clinical laboratories that have historically focused their efforts on servicing hospitals, physicians and other health care providers. The primary focus of the competition has been on pricing and service. This continued competition has resulted in a decrease in LabOne's average price per test. It is anticipated that prices will continue to decline in 1995.

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

The clinical laboratory testing market is a $40 billion industry which is highly fragmented and very competitive. LabOne faces competition from numerous independent clinical laboratories and hospital or physician owned laboratories. Many of LabOne's competitors are significantly larger and have substantially greater financial resources than LabOne. LabOne is currently working to establish a sound client base in this environment.

LabOne's business plan is to be the premier low-cost provider of high-quality laboratory testing services to the clinical market. LabOne feels that its superior quality and centralized, low-cost operating structure should enable it to compete effectively in this market.

LabOne - Foreign Markets

In 1977, LabOne opened Head Office Reference Laboratory Limited, a subsidiary, in Toronto, Canada. During 1994, LabOne consolidated all Canadian laboratory testing into the Kansas laboratory. Head Office will continue to market insurance testing services to Canadian clients, with laboratory testing to be performed in the United States.

In 1993, LabOne opened HORL(UK), Limited, a subsidiary, near London to provide laboratory testing services to insurance companies in the United Kingdom. This subsidiary ceased operations during 1994.

LabOne - Employees

As of March 2, 1995, LabOne had 558 full-time employees, representing an increase of 50 employees from the same time in 1994. None of LabOne's employees is represented by a labor union. LabOne believes its relations with employees are good.

AGENCY PREMIUM RESOURCE, INC.

Agency Premium Resource, Inc. (APR) is an insurance premium finance company serving independent insurance agents in 21 states. APR provides premium financing for the commercial customers of these independent insurance agents. The Registrant has a 95% ownership position in this subsidiary. APR experienced growth and profitability during 1994. Approximately $75 million in new premium finance business was booked during 1994 compared to $61.5 million in 1993 and $40 million in 1992. The number of contracts processed totaled 13,409 in 1994 compared to 10,277 in 1993 and 6,465 in 1992. APR's wholly-
owned subsidiary, Agency Services, Inc., is an information resource company which provides motor vehicle reports.

In July 1993, APR entered into an extendible two-year agreement whereby it can sell undivided interests in a designated pool of accounts receivable on an ongoing basis. As collections reduce accounts receivable in the pool, additional sales may be made up to the maximum. The maximum allowable amount of receivables to be sold was increased to $30 million from $22 million. APR had securitized receivables of $23 million at December 31, 1994 compared to $19 million at December 31, 1993. See Note 5 of Notes to Consolidated Financial Statements for additional information regarding securitization of receivables.

INTERNATIONAL UNDERWRITING SERVICES, INC.

International Underwriting Services, Inc. (IUS), a development-stage company, offers turnkey policyholder and underwriting services. The Registrant has an 80% ownership position in IUS. This subsidiary operates only within the life and health insurance industry and provides some or all of the following services to its customers: product design, underwriting of applicants, policy issue, policy service, premium collection and payment of commissions. These services are often referred to informally as the "back office services" of insurance companies.

This subsidiary has developed an underwriting service called Tele-Direct Underwriting. This service is a computer assisted, intelligent underwriting system where the customer deals directly by phone with the underwriter. As much of the work as possible is electronic, thus enabling IUS to be much more efficient than standard methodology allows.

                              HEALTHCARE SERVICES

The following operating businesses are considered to be in the healthcare services segment: Response Technologies, Inc. and Pyramid Diagnostic Services, Inc.

RESPONSE TECHNOLOGIES, INC.

The Registrant owns approximately 59% of Response Technologies, Inc. (Response). Response's common stock trades on the American Stock Exchange under the symbol RTK.

Response is a provider of advanced cancer treatments and related services, principally on an outpatient basis, through treatment centers owned or managed by Response. The owned centers are known as IMPACT (IMPlementing Advanced Cancer Treatments) Centers (IMPACT is a federally registered service mark).
The IMPACT Centers are staffed by experienced oncology nurses, pharmacists, laboratory technologists, and other support personnel to deliver outpatient services under the direction of practicing oncologists. The primary treatments involve intensive levels of chemotherapy supported by a combination of autologous peripheral blood stem cell products and bone marrow growth factors to support the patient's immune system. The IMPACT Centers also provide home pharmacy services, such as pain medications, antibiotics and nutritional support; outpatient infusional services; blood banking services; and specialized nursing and laboratory services for its patients.

During 1994, Response expanded its network through the development of additional treatment centers in affiliation with community hospitals. This type of center teams existing hospital staff and facilities with Response's protocols, databasing, and expertise.

For hospital-affiliated centers, Response offers two types of business structures. The first structure entails a management relationship with the hospital whereby a management fee is paid to Response. The second structure entails a joint ownership with the hospital of a newly created entity, whereby profits from the entity accrue to Response and the hospital.

Response evaluates, adapts and develops treatment programs for various types of cancer. The treatment programs, or protocols, are developed with input from physicians associated with Response and independent physician advisors, frequently based upon the results of clinical trials performed by various university and government programs. Response does not engage in basic research.

The protocols which Response provides involve very high-doses of chemotherapy. Intensification of chemotherapy doses can result in improved survival rates for patients suffering from certain types of cancer. One of the major side affects of this treatment is damage to the patient's bone marrow which then impairs the immune system. Currently, many providers of high-dose chemotherapy treatments support the immune system through autologous bone marrow transplantation. Rather than utilize standard bone marrow transplant procedures, Response's protocols involve support with stem cells collected from the peripheral blood of the patient prior to the administration of high-dose chemotherapy. The process of stem cell support begins by administering certain chemotherapy drugs and growth factors to promote the growth of bone marrow stem cells and their release into the peripheral bloodstream. The stem cells are then harvested by leukapheresis, a process involving the use of a blood cell separating machine, and cryopreserved. After the administration of high-dose chemotherapy, the stem cells are reinfused into the patient, whereby the cells reengraft into bone marrow and restore the production of infection-fighting white blood cells.

Response believes that its use of non-surgical stem cell support of the bone marrow in place of a standard marrow transplant provides several major advantages. Response's experience indicates that patients participating in its protocols will require a shortened hospital stay compared to conventional bone marrow transplant patients. Because a significant amount of patient preparation and treatment is accomplished in an outpatient setting, Response estimates the cost of its procedure, including hospitalization, to be approximately $80,000. Most references to the cost of this procedure by other providers places the cost in the range of $95,000 to $125,000. Response also believes, based upon statistical analysis of its clinical data, that the mortality rate associated with stem cell support is lower than with standard bone marrow support. Furthermore, Response believes that patients generally favor stem cell support since the majority of the treatment is outpatient, and the procedures are less invasive than a traditional bone marrow transplant. Response has noted a trend of more providers shifting their treatment approach away from bone marrow transplantation to stem cell support.

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

Response is currently participating in several projects with leading pharmaceutical manufacturers to furnish data in connection with FDA applications or for post-FDA approval marketing studies. The benefits to Response for participation in these projects are twofold. First, revenue from these contacts will help underwrite Response's clinical trials expenses. Secondly, such relationships with pharmaceutical companies may allow earlier access to drugs and therapies, which will further Response's role as a leader in oncological developments.

Response's target population is patients with diseases proven to be chemo-sensitive. Intensification of chemotherapy doses in many instances results in dramatic improved disease response and improved health outcomes for patients. Accordingly, while Response's treatment procedures are developmental by design, they are not regarded as experimental.

Response - Customers and Markets

The science involved in the treatment of cancer is undergoing significant advances, particularly as a result of continuing pharmaceutical developments. Because of significant existing demands on the private oncologist's time, it can be difficult for a practicing oncologist to stay abreast of advanced technology and develop the necessary support services to utilize the technology in an efficient, organized treatment program. Response hopes to fulfill the needs of leading oncology groups by identifying the most promising technologies and organizing delivery systems to treat patients with these technologies through its centers.

Each oncologist who agrees to become associated with Response enters into an agreement whereby the oncologist provides medical direction to Response's employees in the center, participates in a quality assurance program, assists in credentials review of potential participating oncologists, makes rounds on patients being treated in the center, and is available "on call" during treatment episodes. Response does not employ practicing oncologists.

Response does not market its services to patients or the general public, but relies on the medical directors and payors to refer suitable patients for treatment.

Response - Current Operations

A typical IMPACT Center maintains a licensed pharmacy, laboratory, blood bank and patient treatment facilities to provide the high-dose protocols and other support services to the private practicing oncologists. The centers are equipped to prepare and administer chemotherapy; mobilize, harvest, process and cryopreserve stem cells; reinfuse stem cells; transfuse blood products and administer IV fluids; and provide home pharmacy care. The staffing of the centers consists of registered nurses and pharmacists, pharmaceutical technicians and medical laboratory technologists. Each center occupies approximately 3,000 square feet. Response also operates a central reference laboratory in Memphis which evaluates stem cell harvests by flow cytometry and other assays.

During 1994 Response expanded its network through the development of additional treatment centers in affiliation with community hospitals. This type of center teams existing hospital staff and facilities with Response's protocols, databasing, and expertise.

For hospital-affiliated centers, Response offers two types of business structures. The first structure entails a management relationship with the hospital whereby a management fee is paid to Response. The second structure entails a joint ownership with the hospital of a newly created entity, whereby profits from the entity accrue to Response and the hospital.

Response developed and opened its first IMPACT Center in November 1989 in Memphis. As of February 27, 1995, Response has twenty-eight IMPACT Centers and seven managed, or hospital-based, centers located in nineteen states. Currently, Response has not established any jointly-owned hospital centers, although it expects to complete negotiations in several sites during 1995.

Negotiations are currently in process with many community based hospitals in other cities, and Response intends to aggressively pursue growth opportunities. Such further expansion as anticipated by management is dependent upon Response's ability to attract oncologists to serve as medical directors, find suitable employees, arrange adequate financing, and obtain proper licensure.

Response - Government Regulation

Response's services are subject to federal and state licensing requirements in each of the states in which it operates. In order to maintain such licensure, Response must comply with applicable regulations and is subject to periodic compliance inspections by healthcare regulators. Response is, to the best of management's knowledge, in compliance with applicable state and federal licensing requirements.

The law regulating healthcare providers varies among states. Accordingly, Response approaches its network expansion on a state by state basis in order to determine whether the institution and operation is feasible under the laws of the target state. Healthcare regulation is a rapidly evolving area of law. There can be no assurance that Response's ability to open or operate its treatment facilities will not be adversely affected by changes in applicable federal or state law (such as certificate of need laws) or by administrative interpretation of existing law.

Response previously reported that its IMPACT Centers in Dayton, Ohio and Grand Rapids, Michigan were being reviewed for noncompliance with state certificate of need (CON) regulations. Response had disputed the applicability of the CON regulations due to a "grandfathering" clause in each state's law. Due to an adverse ruling whereby applicability of the regulations was upheld, the Dayton IMPACT Center was closed during the year ended December 31, 1994. A favorable ruling was received in the State of Michigan whereby it was determined that Response's operations were not in conflict with CON regulations.

Some protocols which Response may desire to implement may be subject to regulatory approval by the FDA due to the drugs or combination of drugs used in the protocols. In most instances, such approval will be sought by manufacturers of the drugs; however, Response may occasionally participate in such an approval process.

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

Response - Competition

As a result of growing interest among oncologists and the more widely recognized efficacy of high-dose chemotherapy treatments, the competitive environment in the field is starting to heighten. Most community hospitals with a commitment to cancer treatment are evaluating their need to provide high-dose treatments, and other entities are competing with Response in providing high-dose services similar to those offered by Response.

Such competition has long been contemplated by Response, and is indicative of the evolution of this field. While Response believes that the demand for high-dose chemotherapy services is sufficiently large to support several significant providers of these services, it is subject to increasing competitive risks from these entities.

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

Response - Liability Exposure

Like all companies operating in the healthcare industry, Response faces an inherent risk of exposure to liability claims. While Response has taken what it believes to be appropriate precautions, there can be no assurance that it will avoid significant liability exposure. Response has obtained liability insurance, but there can be no assurance that it will be able to continue to obtain coverage at affordable rates or that such coverage will be adequate in the event of a successful liability claim. Since inception, Response has not incurred any professional or general liability claims or losses, and as of December 31, 1994, Response was not aware of any pending claims.

Response - Employees

As of February 27, 1995, Response employed 191 full-time employees. The employees are not covered by any collective bargaining agreements. Response believes that employee relations are good.

PYRAMID DIAGNOSTIC SERVICES, INC.

The Registrant acquired in 1992 its second investment in a healthcare operating subsidiary with the purchase of a majority-ownership position in Pyramid Diagnostic Services, Inc. (Pyramid). The original $4 million purchase price included newly-issued shares, thereby providing expansion financing to Pyramid. During 1993 and 1994, Seafield acquired additional ownership positions in Pyramid. Pyramid's nine pharmacies distribute radiopharmaceuticals and related services to nuclear medicine departments, clinics and hospitals. Pyramid's revenue increased 100% in 1994 reflecting a doubling in the number of pharmacies. Current plans are to concentrate on increasing revenues at existing pharmacies until profitability is achieved. Pyramid's long-term business plan is to continue to open pharmacies with a minimum objective of fifteen pharmacies. See Note 1 of Notes to Consolidated Financial Statements for additional information.


                                OTHER BUSINESSES

BMA RESOURCES, INC.

BMA Resources, Inc. (Resources) holds the Registrant's energy investments. No new energy investments are being made, and it has been the Registrant's intent to maximize cash flow from Resources to be deployed in healthcare and insurance services. The investments include oil and gas working interests, oil and gas partnerships and a stock investment in an unconsolidated affiliate. The oil and gas working interests primarily consist of interests in East Texas gas wells. East Texas activity will concentrate on production and development only, with no exploration activity. The partnership activity is focused on Gulf Coast offshore oil and gas exploration and development activity. Resources, through partnerships, has leasehold positions in the Gulf of Mexico, in addition to proven reserves. Resources has an approximate 30% equity interest in Syntroleum, Inc. which owns a patented process to convert natural gas into heavier hydrocarbons, including fuels and industrial waxes. With a completed proof of concept, Syntroleum is pursuing commercialization of the process.

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


                           DISCONTINUED OPERATIONS

REAL ESTATE

The Registrant holds real estate through a wholly-owned subsidiary, Scout Development Corporation. Real estate holdings as of December 31, 1994 consisted of approximately 1,500 acres of partially developed and undeveloped land in nine locations, three residential development projects, a multi-story parking garage, a community shopping center and commercial buildings. Real estate assets are located in the following states: Colorado, Florida, Kansas, Missouri, Nevada, New Mexico, Oklahoma, Texas, and Wyoming, all of which are listed for sale.

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

The Registrant finalized the sale of the remaining 5% interest in its former insurance subsidiary to an affiliate of the purchaser in 1992. The Registrant received $12.8 million cash resulting in a 1992 after-tax gain of $4.3 million which is included in the consolidated financial statements as gain on disposal of discontinued insurance operations. The sale of the remaining interest consisted of shares which had been pledged to serve as collateral under a mortgage guaranty provision contained in the 1990 Sales Agreement. Concurrent with the sale of the final 5% interest, the Registrant was released from mortgage guarantees which originally totaled approximately $16 million. See
Item 7 and Note 13 of Notes to Consolidated Financial Statements for additional information on discontinued insurance operations.


                         *             *             *

The following list shows the Registrant and each subsidiary corporation of which the Registrant owns a majority interest, together with the ownership percentage and state or country of incorporation.

SEAFIELD CAPITAL CORPORATION  (Missouri)
     LabOne, Inc.  (Delaware)                                           82%
         Head Office Reference Laboratory, Ltd.  (Canada)              100%
     Response Technologies, Inc.  (Tennessee)                           59%
     Agency Premium Resource, Inc.  (Kansas)                            95%
         Agency Services, Inc.  (Kansas)                               100%
     International Underwriting Services, Inc.  (Illinois)              80%
     Pyramid Diagnostic Services, Inc.  (Delaware)                      74%
     BMA Resources, Inc.  (Missouri)                                   100%
     Tenenbaum & Associates, Inc.  (Missouri)                           79%
     Scout Development Corporation  (Missouri)                         100%
         Scout Development Corporation of New Mexico  (Missouri)       100%
         Carousel Apartment Homes, Inc.  (Georgia)                     100%



ITEM 2.  PROPERTIES.

Properties of Registrant

Registrant has a long-term lease for approximately 13,674 square feet of office space at 2600 Grand at the Crown Center complex in Kansas City, Missouri. This lease is for a ten year term which began April 1, 1992. Registrant's real estate subsidiary holds diversified types of properties for sale or investment purposes in various geographical locations. In certain cases projects are developed on a joint venture basis with one or more joint venture partners. Title to property in such cases may be held jointly with such partners or in the name of the venture. Rights and obligations with respect to such properties are governed by the terms of the joint venture agreement. Registrant's real estate is described in greater detail in Item 1 and Schedule
III. The Registrant and subsidiaries lease office space, equipment, land and buildings under various noncancelable leases that expire over the next several years. See Note 8 of the Notes to Consolidated Financial Statements for additional information.


ITEM 3.  LEGAL PROCEEDINGS.

Seafield received a notice during 1992 of proposed adjustments from the Internal Revenue Service (IRS) with respect to 1986-87 federal income taxes. Later, the IRS determined to include 1988-90 as a part of its review. The original amount of additional taxes proposed by the IRS was approximately $17 million for the period 1986-87. In addition, during the 1988-89 closing conference, the IRS agreed to reverse some of the taxes for the 1986-87 years by way of adjustments to 1988-89 years. Based upon conference with the IRS, Seafield believes that the net amount of additional taxes to be assessed may be less than $17 million for the four-year period under audit. Resolution of these matters is not expected in 1995. The IRS has notified Seafield that a 1990 refund claim in the amount of $7.6 million will not be acted upon until all years currently under examination are closed. Seafield believes it has meritorious defenses to many of the issues raised by the IRS and adequate accruals for income tax liabilities.

A lawsuit was initiated in 1986 by Seafield's former insurance subsidiary against an architectural and engineering firm and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the costs had been incurred prior to any discussions regarding a sale of the insurance subsidiary, Seafield negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. Thus, any recovery will be for the benefit of Seafield and all costs incurred in connection with the litigation will be paid by Seafield. Any ultimate recovery will be recognized as income when received and would be subject to income taxes. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment granted in 1992 in favor of Seafield; the Court of Appeals remanded the case to the trial court for a jury trial limited to the question of whether or not the applicable statute of limitations barred the claim. The Appeals Court also set aside $1.7 million of the judgment originally granted in 1992. A new trial is not expected before late 1995.

In 1988, a lawsuit was initiated against Seafield's former insurance subsidiary by its former partners in the Quail Run real estate project in Santa Fe, New Mexico. The plaintiffs alleged that the project partnership agreement was improperly terminated, thus denying them an ongoing interest in the project, and the loss of their exclusive real estate brokerage arrangement. The plaintiffs were seeking approximately $11 million in actual damages and unspecified punitive damages based upon alleged breaches of contract and fiduciary duty and economic compulsion. After a trial in July 1994, the jury returned a verdict absolving Seafield of any liability. Subsequent to the trial, the judge awarded Seafield approximately $250,000 in connection with marketing expenses which the plaintiffs were to have repaid. Plaintiffs have appealed all judgments against them. The appeal will likely be heard by mid-1995. Because the Quail Run project was retained by Seafield in connection with the sale of its former insurance subsidiary, Seafield defended the lawsuit under an indemnification arrangement with the purchaser of the former insurance subsidiary; all costs incurred and any judgments rendered in favor of the plaintiff will be for the account of Seafield.

In 1990, Seafield's former insurance subsidiary was joined in an existing lawsuit by the Federal Deposit Insurance Corporation (FDIC) as successor to Sunbelt Service Corporation. The FDIC alleged that the insurance subsidiary was obligated under a repurchase agreement in the approximate amount of $6 million. Following a mediation proceeding, all claims involving Seafield were dismissed with prejudice by order of the court signed in February 1994.

In the opinion of management, after consultation with legal counsel and based upon current available information, none of these lawsuits is expected to have a material adverse impact on the consolidated financial position or results of operations of Seafield.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None.


         EXECUTIVE OFFICERS OF REGISTRANT.

Following is a list of all executive officers of Registrant as of March 1,
1995, together with certain related information. There are no arrangements or understandings among any such persons and any other persons pursuant to which any was selected as an officer.  All such persons serve at the discretion of the board of directors.
                                                            Served as Executive
                                                               Officer with
Name            Age        Position with Registrant           Registrant Since
- -------------------------------------------------------------------------------
S.K. Fitzwater   48   Vice President, Chief Accounting              1990
                      Officer and Secretary (see note 1 below)

W.T. Grant II    44   Chairman and Chief Executive Officer          1980
                      (see note 2 below)

P.A. Jacobs      53   President and Chief Operating Officer         1980
                      (see note 3 below)

J.R. Seward      42   Executive Vice President and                  1989
                      Chief Financial Officer (see note 4 below)

B. H. Hood       49   Chairman, President and                       1993
                      Chief Executive Officer of
                      LabOne, Inc. (see note 5 below)

W.H. West, M.D.  47   Chairman and Chief Executive Officer          1993
                      of Response Technologies, Inc.
                      (see note 6 below)

Except as noted below, each executive officer of Registrant has held the executive position noted with Registrant or similar positions with its former insurance subsidiary as his principal occupation for the last five years.

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

     5. LabOne, Inc. is 82% owned by the Registrant. The Registrant's board of directors has designated Mr. Hood as an Executive Officer of the Registrant because LabOne was determined to constitute a principal business unit of the Registrant. Mr. Hood is not a corporate officer of the Registrant. Mr. Hood has held his LabOne position since 1993. Mr. Hood was an independent consultant to major clinical testing laboratories from June 1992 to August 1993. From May 1990 to May 1992, Mr. Hood was President and Chief Executive Officer of Unilab Corporation d/b/a/ MetWest, Inc. From 1974 to 1988, Mr. Hood served in various management positions for International Clinical Laboratories (ICL), becoming a regional officer in 1980, a corporate officer in 1984, and a member of its board of directors in 1986.

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


                                   PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

Registrant's common stock is traded in the national over-the-counter market and is listed in the NASDAQ National Market System maintained by the National Association of Securities Dealers. As of February 10, 1995, the outstanding shares were held by 2,032 stockholders of record. High and low sales prices for each quarter of 1994 and 1993 are included in the table of quarterly financial data in Note 14 of the Notes to Consolidated Financial Statements. Also set forth in the table are quarterly dividends paid per share. Registrant's payment of future dividends will be at the discretion of its board of directors and can be expected to be dependent upon a number of factors, including future earnings, financial condition, cash needs and general business conditions. The dividend-paying capabilities of subsidiaries may be restricted as to their transfer to the parent company.



ITEM 6.  SELECTED FINANCIAL DATA

December 31,                     1994      1993      1992      1991      1990
- -------------------------------------------------------------------------------
                                       (In thousands except share amounts)

REVENUES                    $  124,278   129,867   111,332    85,240    85,009
                               ================================================

OPERATING EARNINGS
Earnings (loss) from
  continuing operations     $   (1,872)    5,618     4,168     7,909     6,657
Discontinued operations
 (net of taxes):
    Earnings (loss) from
    discontinued operations:
      Real estate               (2,904)      --     (7,214)   (2,464)  (27,946)
      Insurance                    --        --        --        --     11,872
    Gain on disposal of
    discontinued operations:
      Television                   --        --        --        --      6,262
      Insurance                    --        --      4,265       --     32,220
Cumulative effect to January 1,
  1992 of change in method of
  accounting for income taxes      --        --      3,352       --        --
                               ------------------------------------------------
Net earnings (loss)         $   (4,776)    5,618     4,571     5,445    29,065
                               ================================================

PER SHARE OF COMMON STOCK
Earnings (loss) from
  continuing operations     $     (.29)      .82       .55       .94       .71
Discontinued operations
  (net of taxes):
    Earnings (loss) from
    discontinued operations:
      Real estate                 (.46)       --      (.95)     (.29)    (2.96)
      Insurance                     --        --        --        --      1.26
    Gain on disposal of
    discontinued operations:
      Television                    --        --        --        --       .66
      Insurance                     --        --       .56        --      3.41
Cumulative effect of
  accounting change                 --        --       .44        --        --
                               ------------------------------------------------
Net earnings                $     (.75)      .82       .60       .65      3.08
                               ================================================
Cash dividends              $     1.20      1.20      1.20      1.20      4.90
Book value                  $    31.50     33.52     34.00     34.61     33.72

Average shares outstanding   6,374,952           7,589,043           9,443,438
  during the year                      6,847,559           8,429,565

Shares outstanding           6,378,261           6,706,165           8,909,546
  end of year                          6,733,245           7,727,850

Total assets                $  245,387   273,570   280,514   317,089   340,864
Long-term debt              $        8        18     1,013     2,902     1,054



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Introductory remarks about results of operations

Seafield Capital Corporation (Seafield or the Registrant) began a transformation process from an insurance company to a holding company with a new focus in late 1990. Seafield's principal assets consisted of a significant amount of cash, a holdover portfolio of real estate investments which could not be sold with the insurance company, interests in several venture capital investments, and a majority ownership of LabOne, Inc. The strategy of Seafield was deployment of resources into developing businesses that provide services to the healthcare and insurance industries. The sources of cash for these investments were the proceeds from the sale of the insurance company, gains on securities transactions, the discontinuance of the real estate operations and the sale of other assets that do not support the strategic focus.

Insurance - discontinued operations

Individual insurance, group insurance and reinsurance operations were discontinued in 1990, when Seafield sold 95% of the issued and outstanding shares of common stock of Seafield's wholly-owned life insurance subsidiary. Seafield finalized the sale of the remaining 5% interest in the former insurance subsidiary to an affiliate of the purchaser in 1992. Seafield received $12.8 million cash resulting in a 1992 after-tax gain of $4.3 million which was included in the consolidated financial statements as gain on disposal of discontinued insurance operations.

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

As a result of the decision to discontinue real estate, a $6 million after-tax provision for estimated write-downs and costs through final disposition was included in the 1992 financial statements as a loss from discontinued real estate operations. An additional $2.9 million after-tax loss provision was recorded in the fourth quarter of 1994 for a sales contract signed in January 1995 on 822 acres of Texas land. Real estate's net assets have decreased from approximately $80 million at discontinuance to $50 million at December 31, 1994. Net cash proceeds of approximately $27 million have been generated from real estate since its discontinuance at June 30, 1992. See Note 13 of Notes to Consolidated Financial Statements for additional information concerning discontinued real estate operations.

In 1994, real estate sales included the sale of: 47 residential units or lots in Florida, New Mexico, and Texas ($10.4 million), and land in California ($500,000). In 1993, real estate sales included the sale of: 84 residential units or lots in Florida, New Mexico, and Texas ($15.9 million), land in Tennessee ($360,000) and a partnership interest in an apartment complex in Georgia ($850,000). In 1992, real estate sales included the sale of: 30 acres of Texas land ($484,000), one commercial lot in Wyoming ($589,000), an interest in three acres of Hawaii land ($10.1 million), 122 residential units or lots in Florida, New Mexico, and Texas ($16.6 million) and three lots, one model home and one partially completed home at the ocean front property in Florida ($5.9 million).

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

LabOne, Inc. (LabOne), an 82% owned subsidiary of Seafield, is a publicly-traded company (NASDAQ-LABS). In 1993, LabOne announced its intentions to expand into the clinical laboratory testing market. LabOne changed its name from Home Office Reference Laboratory, Inc. in February 1994. LabOne provides high-quality, low-cost laboratory and substance abuse testing services to insurance companies, physicians and employers nationwide.

LabOne's Home Office Reference Laboratory division continues to operate as a provider of risk-appraisal laboratory testing services to the insurance industry. The tests performed are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on individual life insurance policy applicants. Testing services are also provided on individual and group medical and disability policy applicants.

LabOne's clinical testing services (formerly marketed under the Center for Laboratory Services division) are provided to the healthcare industry to aid in the diagnosing and treatment of patients. LabOne has established a network of patient service centers and affiliations with other centers in Northern California, Des Moines and the Kansas City area for the collection of specimens for testing. This network became operational during the fourth quarter of 1994. Additionally, a courier fleet is maintained to retrieve specimens for transport to the laboratory.

LabOne offers a core group of urine tests, controlled substance tests, insurance-oriented blood chemistry profiles, and a series of AIDS-related tests. LabOne's revenues decreased approximately 12% in 1994 to $60.7 million from $69.4 million in 1993 due to an 8% decrease in the number of applicants tested and a 7% decrease in the average revenue per applicant. Average revenue per applicant was lower primarily due to a decrease in prices as a result of continued competitive pressures. The total volume of applicants tested decreased primarily due to a decline in the number of life insurance applications written in the industry. Clinical and substance abuse laboratory testing generated revenues of approximately $500,000 during 1994.

LabOne's testing revenues were 7% lower in 1993 as the result of a 4% decrease in the number of applicants tested and a 5% decrease in the average revenue per applicant. Average revenue per applicant was lower primarily due to a decrease in prices as a result of continued competitive pressures. The total volume of applicants tested decreased primarily due to a decline in the number of medical insurance applicants tested. The number of medical insurance applicants tested as a percentage of total applicants tested declined from 9% in 1992 to 6% in 1993.

LabOne's cost of sales decreased 3% or $900,000 in 1994 from the prior year. This is primarily due to decreases in insurance kit expenses, depreciation and amortization expense, and net postage expense. Insurance kit expenses decreased due to the lower sales volumes. These decreases were partially offset by increases in payroll expenses and clinical expansion expenses. Cost of sales expenses related to the clinical expansion were $2.6 million during 1994.

LabOne's cost of sales decreased 5% in 1993. This is primarily due to lower depreciation, materials and supplies and product licensing expenses. Materials and supplies expense decreased as a result of fewer tests performed, lower costs of certain test supplies and fewer specimen collection kits sold. Selling, general and administrative expenses in 1993 were slightly lower than 1992.

Selling, general and administrative expenses for LabOne increased $2.1 million (9%) in 1994 due primarily to expenses related to the third quarter restructuring charge of $1.6 million, which includes charges for consolidating Canadian laboratory operations into the Kansas facility and for severance payments resulting from elimination of several insurance testing administrative positions. Selling, general and administrative expenses related to the clinical expansion were $2.3 million in 1994.

The insurance premium finance services operation experienced continued growth in both profitability and volume of premiums financed. New premium contracts financed totaled $74.8 million in 1994, $61.5 million in 1993 and $40 million in 1992. The number of contracts written in 1994 was 13,409 compared to 10,277 and 6,465 in 1993 and 1992, respectively. In July 1993, Seafield's 95% owned subsidiary entered into an extendible two-year agreement whereby it can sell undivided interests in a designated pool of accounts receivable on an ongoing basis. As collections reduce accounts receivable in the pool, additional sales may be made up to the maximum. During 1994, the maximum allowable amount of receivables to be sold was increased to $30 million from $22 million. At December 31, 1994, receivables sold totaled $23 million compared to $19 million at December 31, 1993. See Note 5 of Notes to Consolidated Financial Statements for additional information regarding securitization of receivables.

The underwriting and policy administration subsidiary's revenues increased by 63% in 1994. While new business development was positive, this subsidiary's 1994 loss approximated its 1993 loss. Additional staffing costs were incurred for business that did not develop as anticipated.

Healthcare Services Segment

Two businesses are included in the healthcare services segment. One provides advanced cancer treatment services, and the other distributes radiopharmaceuticals and performs related nuclear medicine services.

Response Technologies, Inc. (Response), a 59%-owned subsidiary of Seafield, is a publicly-traded company (AMEX-RTK). Response is a provider of advanced cancer treatments and related services, principally on an outpatient basis, through treatment centers owned or managed by Response. The owned centers, known as IMPACT (IMPlementing Advanced Cancer Treatments) Centers, are staffed by experienced oncology nurses, pharmacists, laboratory technologists and other support personnel to deliver outpatient services under the direction of private practicing oncologists. The primary treatments provided by the centers involve high-dose chemotherapy coupled with support of the patient's immune system through the use of autologous peripheral blood stem cell reinfusion. The centers also provide home pharmacy and out-patient infusional services for its patients. During 1994, Response expanded its network through the development of additional treatment centers in affiliation with community hospitals. This type of center teams existing hospital staff and facilities with Response's protocols, databasing, and expertise.

For hospital-affiliated centers, Response offers two types of business structures. The first structure entails a management relationship with the hospital whereby a management fee is paid to Response. The second structure entails a joint ownership with the hospital of a newly created entity, whereby profits from the entity accrue to Response and the hospital.

As of December 31, 1994, Response had twenty-seven IMPACT Centers and six managed, or hospital-based, centers located in nineteen states. Currently, Response has not established any jointly-owned hospital centers, although it expects to complete negotiations in several sites during 1995.

Response recorded net earnings (loss) of ($2,346,000), $700,000 and $591,000 for the years ended December 31, 1994, 1993 and 1992, respectively. Several specific factors contributed to Response's loss from operations in 1994. Response treated fewer candidates with metastatic breast cancer, many of whose clinical profiles indicated that they were not likely to sufficiently benefit from high-dose treatment. Metastatic breast cancer patients have historically comprised a significant portion of Response's patient base. Response believes that the use of its data to restrict high-dose treatments from these poor risk patients is unprecedented in the field and will lead to more favorable relationships with third party payors.

One of Response's most active centers experienced a temporary downturn in utilization during the first half of the year. Such undulations in activity among cancer practices are not uncommon, and the affected center's operations returned to normal levels during the latter part of the year.

Response also experienced losses from special situations at several centers which are not expected to recur. The IMPACT Center in Dayton, Ohio ceased operations due to an unfavorable Certificate of Need ruling by the state. The Dayton Center had a net loss from operations of approximately $280,000 during 1994. The IMPACT Center of Atlanta, Georgia was converted to a hospital managed center during 1994. The operating loss from this center was approximately $126,000 in 1994. Response also realized a loss of $168,000 during the development stage of a center in Seattle, Washington which will not be opened. The loss primarily related to payroll costs for a nurse coordinator and an operating lease for space. Newer centers which are expected to show profitable operations in 1995 yielded total losses of $91,000.

Response's revenues increased $555,000, or 1%, in 1994 and $9.8 million, or 35%, in 1993. Patient referrals in 1994 failed to increase in line with center capacity due to Response's decision to discontinue treatment for certain metastatic breast cancer patients, resulting in a marginal increase in revenue. The increase in revenues during 1993 was attributed to the establishment of new IMPACT Centers during 1993 and the maturation of operations of existing centers.

Response's operating expenses increased $2 million, or 7%, during 1994 and $9.5 million, or 47%, during 1993. Operating expenses consist primarily of payroll costs, pharmaceutical and laboratory expenses, medical director fees, rent expense and other operational costs. These expenses are expected to display a high degree of variability in proportion to IMPACT Center revenue. Operating expenses, as a percentage of Response's revenue, increased to 83% in 1994 from 79% in 1993 and 73% in 1992. Increases in 1994 and 1993 are primarily attributable to increases in pharmaceutical sales to physicians. Response provides a wholesaler service to physicians; therefore, revenue from these sales has a lower margin than IMPACT Center revenue. Physician sales were $6.5 million, $4.3 million and $2.1 million for the years ended December 31, 1994, 1993 and 1992, respectively. In 1993, operating expenses incurred by newer centers increased without a corresponding increase in net revenues as patient referrals at these centers were beginning to develop.

Response's laboratory and pharmacy expense, which represents the largest component of operating expenses, increased $1.8 million, or 12%, in 1994 and $5 million, or 48%, in 1993. The increases are primarily due to pharmaceutical supply expense related to physician sales in 1994 and 1993 and revenue growth through new maturing centers in 1993. In addition, increases in salaries and benefits from the hiring of center coordinators at hospital affiliate programs and other operational personnel also contributed to the increase in operating expenses in 1994. During 1993, expansion and maturation of the treatment network resulted in increased salaries and benefits, medical director fees and rent expense of approximately $4 million.

Response's general and administrative costs increased 48% in 1994 and 9% in 1993. Salaries and benefits represent the largest component of general and administrative expenses. General and administrative costs as a percentage of Response's revenues were 11% in 1994, 8% in 1993 and 9% in 1992. The increase in 1994 is due to greater investments in the corporate infrastructure, primarily medical and scientific management, during a period of minimal revenue growth. The decrease in 1993 was the result of fixed expenses being spread over a larger revenue base. Response believes that it has materially completed its enhancements to corporate infrastructure and that general and administrative costs as a percentage of net revenues will stabilize in 1995 and begin to decline as more centers are opened.

Response's provision for doubtful accounts increased $58,000 in 1994 but decreased $1.1 million during 1993. The provision as a percentage of net revenue was 7% for 1994 and 1993 and 13% for 1992. The 1993 decrease is attributable to insurance pre-approval procedures implemented during the fourth quarter of 1992. This change provides important clarification of reimbursement expectations for most patients prior to commencing their treatment.
Significant bad debt recoveries were also experienced during 1993. Response's collection experience in 1994 and 1993 may not be maintainable in future periods.

In 1992, Seafield acquired its second investment in a healthcare operating subsidiary with the December purchase of a majority-ownership position in Pyramid Diagnostic Services, Inc. (Pyramid). The original $4 million purchase price included newly-issued shares, thereby providing expansion financing to Pyramid. During 1993 and 1994, Seafield acquired additional ownership positions in Pyramid. Pyramid's nine pharmacies distribute radiopharmaceuticals and related services to nuclear medicine departments, clinics and hospitals. Pyramid's revenue increased 100% in 1994 reflecting a doubling in the number of pharmacies. Current plans are to concentrate on increasing revenues at existing pharmacies until profitability is achieved. Pyramid's long-term business plan is to continue to open pharmacies with a minimum objective of fifteen pharmacies. See Note 1 of Notes to Consolidated Financial Statements for additional information.

Other Segments

Seafield's oil and gas subsidiary contributed revenues of $3.1 million in 1994, as compared to $4.7 million in 1993 and $3.4 million in 1992. After debt retirements in 1993, Seafield's cash flow from oil and gas investments was $800,000 in 1993 and $1.7 million in 1994. On January 1, 1993, Seafield increased its ownership position from 50% to 79% in a real estate, personal property, sales and use taxes consulting firm. Other revenues in 1994 included $8.9 million by the tax consulting firm. Prior to 1993, this subsidiary was accounted for by the equity method. See Note 1 of Notes to Consolidated Financial Statements for additional information.

Other investments contributing earnings include venture capital and liquidity investments. The return on short-term investments is included in the investment income line in the consolidated statements of earnings. Investment income totaled $2.9 million in 1994, $10.2 million in 1993 and $3.4 million in 1992. Investment income was lower in 1994 as a result of substantial, nonrecurring capital gains recorded in 1993 on investment sales, and losses recorded in 1994 on investments that were impacted by interest rate changes. See Notes 1 and 9 of Notes to Consolidated Financial Statements for additional investment information. The consolidated effective tax rates were primarily impacted by tax benefits not available for subsidiary losses and goodwill amortization.

Seafield has investments in two majority-owned entities that are publicly-traded, LabOne and Response. At December 31, 1994, based on the market prices of publicly-traded shares of these two subsidiaries, pretax unrealized gains of approximately $116 million on these investments were not reflected in either Seafield's book value or stockholders' equity.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 1994 at the holding company level, Seafield had available for operations approximately $29.8 million in cash and short-term investments with an additional $6.2 million in long-term securities. Seafield utilized $13 million of its cash in January 1994 with the acquisition of 382,350 shares of Seafield common stock as treasury stock. On a consolidated basis, Seafield and its subsidiaries (primarily LabOne with $41 million) had $76.3 million in cash and short-term investments at December 31, 1994. Current assets totaled approximately $124.8 million while current liabilities totaled $19.8 million. Net cash provided by continuing operations totaled $18.2 million in 1994, $18.9 million in 1993 and $22.9 million in 1992. The decreases primarily reflect the reductions in LabOne's insurance testing revenues, as previously discussed.

During 1992, Seafield conducted a "Dutch Auction" tender offer to purchase up to two million shares of Seafield stock. A total of 1,068,062 shares, about 14% of Seafield's stock outstanding prior to the tender offer, were purchased and retired. Cash totaling $35.1 million was utilized to acquire the shares at a cost of $32.90 per share including expenses of the transaction.

In August 1990, Seafield's board of directors rescinded a previous authorization and passed a new authorization of up to $70 million for the acquisition of Seafield and LabOne common stock. Up to $20 million of this authorization could be utilized to purchase LabOne stock.

In January 1994, Seafield's board of directors approved an additional $8.4 million authorization necessary to complete an acquisition of 382,350 Seafield shares for $13 million. During 1994, treasury stock issued for exercised options totaled 56,998 shares. During 1993, Seafield retired 1,304,420 shares being held as treasury shares.

In 1993, Seafield's board of directors approved an additional $5 million for the purchase of LabOne's stock. In 1994, Seafield expended $722,000 to acquire 44,200 shares of LabOne stock resulting in a total of 1,462,200 shares of LabOne's stock acquired under the board authorizations at a cost of $17.3 million. At December 31, 1994, the remaining aggregate authorization totals $7.7 million.

Seafield is primarily a holding company. Sources of cash are investment income and sales, borrowings and dividends from subsidiaries. The dividend paying capabilities of subsidiaries may be restricted as to their transfer to the parent company. The primary uses of cash for Seafield are investments, subsidiary stock purchases and dividends to shareholders.

Seafield received a notice during 1992 of proposed adjustments from the Internal Revenue Service (IRS) with respect to 1986-87 federal income taxes. Later, the IRS determined to include 1988-90 as a part of its review. The original amount of additional taxes proposed by the IRS was approximately $17 million for the period 1986-87. In addition, during the 1988-89 closing conference, the IRS agreed to reverse some of the taxes for the 1986-87 years by way of adjustments to 1988-89 years. Based upon conference with the IRS, Seafield believes that the net amount of additional taxes to be assessed may be less than $17 million for the four-year period under audit. Resolution of these matters is not expected in 1995. The IRS has notified Seafield that a 1990 refund claim in the amount of $7.6 million will not be acted upon until all years currently under examination are closed. Seafield believes it has meritorious defenses to many of the issues raised by the IRS and adequate accruals for income tax liabilities.

In 1988, LabOne's board of directors authorized up to $25 million to enter the market from time to time for the purpose of acquiring shares of LabOne's common stock. As of December 31, 1994, LabOne had acquired 2,099,235 shares at a total cost of $22.7 million. There were no shares purchased during 1994.

LabOne paid quarterly dividends during 1994, 1993 and 1992. As an 82% owner, Seafield received $7.7 million of cash as dividends from LabOne in 1994. LabOne's working capital position remained steady at $48.6 million at year end 1994 and 1993. LabOne's cash and investments totaled $41 million at December 31, 1994 and LabOne expects to fund working capital needs, capital additions, dividend payments and further treasury stock purchases, if any, from a combination of cash reserves, cash flow and short-term borrowings. LabOne had no short-term borrowings during 1994 and an unsecured $1 million line of credit available for general corporate purposes with no debt restrictions.

During 1994, LabOne invested $3.4 million in additional property, plant, and equipment while 1993's investment totaled $3.7 million. Of the $3.4 million spent in 1994, approximately $1.8 million was for the diversification into the clinical testing market. Additional investments in property, plant and equipment in 1995 for general operating purposes and diversification into the clinical testing market are not expected to exceed the amount spent in 1994.

Response's working capital at December 31, 1994 was $12.3 million with current assets of $16.8 million and current liabilities of $4.5 million. Cash and cash equivalents and short-term investments represent $3 million of Response's current assets. As of December 31, 1994, Response has a $5 million revolving bank line of credit secured by eligible accounts receivable. Primarily as a result of enhanced collection of receivables, Response had no borrowings under its line of credit as of December 31, 1994. The maximum outstanding during 1994 was $3.6 million.

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

Response had no material commitments for capital expenditures at December 31, 1994. Capital expenditures of $586,000 during the year ended December 31, 1994 were primarily associated with the expansion of Response's network of IMPACT and hospital based centers. Response is committed to future minimum lease payments under operating leases totaling $4.3 million for administrative and operational facilities.

TRENDS

The following is LabOne's analysis of certain existing trends that have been identified as potentially affecting future financial results. Due to the potential for a rapid rate of change in any number of factors associated with the insurance and clinical laboratory testing industries, it is difficult to quantify with any degree of certainty LabOne's future volumes, sales or net earnings.

In the last several years there has been a decline in the number of life insurance policies issued. Additionally, a few states have enacted legislation or regulations that have had the effect of reducing or eliminating the volume of laboratory tests requested by medical insurers in those states. It is likely that the trend will continue as more states enact legislation relating to health care and medical insurance. If these trends continue, management anticipates a decline in the number of insurance applicants tested by LabOne in 1995 as compared to 1994.

The insurance laboratory testing industry continues to be increasingly competitive. The primary focus of the competition has been on pricing and service. LabOne continues to maintain its market leadership by providing quality products and services as competitive prices. During the fourth quarter 1994, LabOne initiated a price stabilization plan. The initial result of this action was a slight increase in the average revenue per applicant. However, management expects that prices may continue to decline during 1995 due to competitive pressures.

During December 1994, the FDA gave premarket approval to Epitope, Inc., with respect to its OraSure(registered trademark) specimen collection kit for oral fluid HIV-1 antibody testing, as to which device LabOne has a supply and distribution agreement with Epitope. This approval enables LabOne to resume oral fluid HIV-1 antibody testing. Due to the lower collection expense associated with the OraSure device, the potential exists for an expansion of the testing market. Conversely, the device also has the potential to cannibalize part of the existing blood and urine testing market. The net impact of the approval of the OraSure device cannot be determined at this time.

LabOne entered the clinical and SAMHSA-certified substance-abuse testing markets during 1994. LabOne continues to add new customers in both fields. A significant amount of resources has been committed to this expansion. During 1994 LabOne opened 42 Patient Service Centers (PSC), which resulted in additional operating expenses of approximately $0.8 million. Annual expenses for these PSCs are estimated to be approximately $2.5 million. Expenditures related to these fields are expected to increase during 1995. The expected increase in revenue to be generated from these PSCs cannot be determined at this time.

RECENT DEVELOPMENTS

Seafield announced on February 10, 1995 that it had retained Alex. Brown and Sons Incorporated as financial advisor to assist the Company in considering strategic alternatives to maximize shareholder value.

One alternative that the Company expects to pursue is a cash-option merger of Seafield into LabOne. In this regard, the Company has made an initial presentation to LabOne's board of directors. In such a merger, Seafield shareholders may have the option of receiving cash as well as shares of LabOne. Such a merger would likely be preceded by Seafield's distribution to shareholders, or other disposition by Seafield, of its Response stock and other assets. If a definitive agreement with LabOne is reached, it is anticipated that such a merger would not occur until the early part of 1996 because of the time required to complete anticipated asset sales as well as shareholder and other approvals.

Seafield's board of directors also will consider other business combination proposals that are presented to it. Seafield cautioned that there can be no assurances that either a merger with LabOne or any other business combination will occur.

NEW ACCOUNTING STANDARDS

Seafield adopted Financial Accounting Standards Board Statement No. 112 - "Employer's Accounting for Postemployment Benefits" in the first quarter of 1994. The adoption of Statement No. 112 had no significant impact on Seafield's financial position or results of operations.

Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" is required to be implemented for the year ending December 31, 1995. The adoption of this standard is not expected to have any significant impact on Seafield's financial position or results of operations.

Statement of Financial Accounting Standards No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" was implemented as of December 31, 1994 with no significant impact on Seafield's financial position or results of operations.

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

See Cross Reference Sheet, "Documents Incorporated by Reference."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See Cross Reference Sheet, "Documents Incorporated by Reference."

      Cross Reference Sheet To Documents Incorporated By Reference PART III

Item 10. Directors and Executive Proxy Statement relating to Annual Meeting of Officers of the Company Shareholders to be held May 17, 1995, under the caption "Election of Directors - Nominees and Directors whose terms expire in 1996 and 1997."

Item 11. Executive Compensation   Proxy Statement relating to Annual Meeting of
                                  Shareholders to be held May 17, 1995, under the captions "Election of Directors -
                                  Compensation of Executive Officers."

Item 12. Security Ownership of    Proxy Statement relating to Annual Meeting of
         Certain Beneficial       Shareholders to be held May 17, 1995, under
         Owners and Management    the captions "Election of Directors -
                                  Security Ownership of Management and Security
                                  Ownership of Certain Beneficial Owners."

Item 13. Certain Relationships    Proxy Statement relating to Annual Meeting of
         and Related              Shareholders to be held May 17, 1995, under
         Transactions             the caption "Election of Directors - Certain
                                  Transactions."



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements
         Independent Auditors' Report
         Consolidated Balance Sheets - December 31, 1994 and 1993
         Consolidated Statements of Operations -
           Years ended December 31, 1994, 1993 and 1992
         Consolidated Statements of Stockholders' Equity -
           Years ended December 31, 1994, 1993 and 1992
         Consolidated Statements of Cash Flows -
           Years ended December 31, 1994, 1993 and 1992
         Notes to Consolidated Financial Statements

   (2) Financial Statement Schedules*
         II.  Valuation and Qualifying Accounts and Reserves -
                Years ended December 31, 1994, 1993 and 1992
         III. Real Estate and Accumulated Depreciation - December 31, 1994

All other schedules are omitted because they are not applicable or the information is given in the financial statements or notes thereto.

 * Portions of Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on May 17, 1995 are incorporated by reference into Part III of this report, if such Proxy Statement is filed with the Securities and Exchange Commission on or before April 30, 1995. If such Proxy Statement is not filed by such date, the information required to be presented in Part III will be filed as an amendment to this report.

   (3) Exhibits required by Item 601 of Regulation S-K (see Index to Exhibits in paragraph (c) infra.)

(b) Reports on Form 8-K.
      A Form 8-K current report dated December 30, 1994 was filed with the Commission reporting under Other Events a news release regarding the Registrant's announcement that LabOne was notified by Epitope, Inc. that the FDA had approved the OraSure(registered trademark) oral specimen collection device for use in detecting HIV-1 antibodies.

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

    10.1    Registrant's 1984 Stock Option Incentive Plan, as amended (filed as
            Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-16946) and incorporated herein by reference).**

    10.2 Amendment to Registrant's 1984 Stock Option Incentive Plan, effective August 17, 1992 (filed as Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16946) and incorporated herein by reference).**

    10.3 Registrant's 1989 Stock Option and Incentive Plan (filed as Exhibit 28 to Registrant's Registration Statement on Form S-8 filed
            April 17, 1989 (File No. 33-28150) and incorporated herein by reference).**

    10.4 Amendment to Registrant's 1989 Stock Option and Incentive Plan, effective February 20, 1991 (filed as Exhibit 10(d) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-16946) and incorporated herein by reference).**

    10.5 * Amendment to Registrant's 1989 Stock Option and Incentive Plan, effective January 20, 1995.**

    10.6 Registrant's 1991 Non-Employee Directors' Stock Option Plan and form of Stock Option Agreement, effective May 15, 1991 (filed as
            Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-16946) and incorporated herein by reference).***

    10.7 Amendment No. 1 to Registrant's 1991 Non-Employee Directors' Stock Option Plan, dated November 10, 1993 (filed as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 File No. 0-16946) and incorporated herein by reference).***

    10.8 Registrant's Stock Purchase Plan, as amended (filed as Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-16946) and incorporated herein by reference).***

    10.9 Amendment to Registrant's Stock Purchase Plan, effective May 15, 1991 (filed as Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-16946) and incorporated herein by reference).***

    10.10 Amendment to Registrant's Stock Purchase Plan effective August 17, 1992 (filed as Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16946) and incorporated herein by reference).***

    10.11 Supplemental Retirement Agreement between the Registrant and P. Anthony Jacobs, President of Registrant (filed as Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16946) and incorporated herein by reference).**

    10.12 Consulting Agreement, dated as of August 1, 1990, First Amendment to Consulting Agreement, dated as of January 1, 1992, and Second Amendment to Consulting Agreement, dated as of January 1, 1993, each between the Registrant and W.D. Grant, director of the Registrant (filed as Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16946) and incorporated herein by reference).***

    10.13 Form of Supplemental Retirement Agreement between the Registrant and senior executive officers (filed as Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16946) and incorporated herein by reference).**

    10.14 Nonrecourse Promissory Note from William H. West, M.D., an executive officer of Registrant, to Registrant and related Stock Pledge Agreement, both dated July 21, 1992 (filed as Exhibit 10(l) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16946) and incorporated herein by reference).

    10.15 Form of Termination Compensation Agreement between the Registrant and senior executive officers (filed as Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-16946) and incorporated herein by reference).**

    10.16 * Form of Amendment No. 1 to Termination Compensation Agreement, dated January 20, 1995, between the Registrant and senior executive officers.**

    10.17 Form of Indemnification Agreement between Registrant and its directors and executive officers (filed as Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 0-16946) and incorporated herein by reference).

    10.18 Services Agreement, dated January 1, 1993, among Registrant and LabOne, Inc., relating to services and other matters among the parties (filed as Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-16946) and incorporated herein by reference).

    10.19 1985 Stock Option Plan of Response Technologies, Inc., as amended (filed as Exhibit 10(q) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16946) and incorporated herein by reference).**

    10.20 1990 Non-Qualified Stock Option Plan of Response Technologies, Inc. (filed as Exhibit 10(r) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16946) and incorporated herein by reference).**

    10.21 Employment Agreement between Response Technologies, Inc. and William H. West, MD, dated January 1, 1992 (filed as Exhibit
            10(s) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16946) and incorporated herein by reference).**

    10.22 Long-Term Incentive Plan of LabOne, Inc., approved May 16, 1991 with amendments adopted May 21, 1993 and November 9, 1993 (filed as
            Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-16946) and incorporated herein by reference).**

    10.23 * LabOne's Stock Plan for non-employee directors.***

    10.24 * LabOne's Annual Incentive Plan.**

    10.25 Employment Agreement between LabOne, Inc. and Bert H. Hood, dated August 5, 1993 and amended November 9, 1993 (filed as Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-16946) and incorporated herein by reference).**

    10.26 Promissory Note Agreement between LabOne, Inc. and Bert H. Hood dated September 7, 1994 (filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 0-16946) and incorporated herein by reference).

    10.27 * Amendment to Employment Agreement between LabOne, Inc. and Bert H. Hood, dated December 31, 1994.**

    11 Statement regarding computation of per share earnings - see Note l of Notes to Consolidated Financial Statements, "Earnings Per Share."

    13      Annual Report to Shareholders for the year ended December 31, 1994
            - To be furnished.

    21      Subsidiaries of Registrant (reference is made to Item 1 hereof).

    23    * Consents of KPMG Peat Marwick LLP with respect to Forms S-8.

    27 Financial Data Schedule - as filed electronically by the Registrant in conjunction with this 1994 Form 10-K.

    99 Proxy Statement for Annual Shareholders meeting to be held May 17, 1995 - To be furnished.

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

                                     SEAFIELD CAPITAL CORPORATION
                                     By:    /s/ W. Thomas Grant II
                                         -----------------------------
                                            W. Thomas Grant II
                                     Title: Chairman, Chief Executive
                                            Officer and Director
                                     Date:  March 17, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons who serve Registrant in the capacities and on the dates indicated.


By:    /s/ P. Anthony Jacobs         By:    /s/ James R. Seward
    -----------------------------        -----------------------------
       P. Anthony Jacobs                    James R. Seward
Title: President, Chief              Title: Executive Vice President,
       Operating Officer                    Chief Financial Officer
       and Director                         and Director
Date:  March 17, 1995                Date:  March 17, 1995


By:    /s/ Steven K. Fitzwater       By:    /s/ Michael E. Herman
    -----------------------------        -----------------------------
       Steven K. Fitzwater                  Michael E. Herman
Title: Vice President, Chief         Title: Director
       Accounting Officer and
       Secretary
Date:  March 17, 1995                Date:  March 17, 1995


By:    /s/ David Kemper              By:    /s/ W. D. Grant
    -----------------------------        -----------------------------
       David Kemper                         W. D. Grant
Title: Director                      Title: Director
Date:  March 17, 1995                Date:  March 17, 1995



INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Seafield Capital Corporation:

We have audited the consolidated financial statements of Seafield Capital Corporation and subsidiaries as listed in Item 14(a)(1). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in Item 14(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. We did not audit the 1992 financial statements of Response Technologies, Inc., a 59% owned subsidiary, which statements reflect revenues constituting 25% of Seafield's 1992 consolidated revenues.

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

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seafield Capital Corporation and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" in 1992.




KPMG Peat Marwick LLP

Kansas City, Missouri
February 17, 1995


SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
- ------------------------------------------------------------------------------
December 31,                                                1994         1993
- ------------------------------------------------------------------------------
                                                              (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                            $    8,626       15,491
  Short-term investments                                   67,631       80,069
  Accounts and notes receivable                            32,871       32,296
  Current income tax receivable                             2,311        1,325
  Deferred income taxes                                     1,766        1,621
  Other current assets                                     10,813        8,924
  Current assets of discontinued real
    estate operations                                         747          336
                                                         ---------------------
      Total current assets                                124,765      140,062
Property, plant and equipment                              24,981       27,767
Investments:
  Securities                                                6,725        8,274
  Notes receivable                                          1,298        1,394
  Oil and gas                                               5,998        8,381
Intangible assets                                          29,318       33,178
Deferred income taxes                                       1,715         (723)
Other assets                                                1,323        2,977
Non-current assets of discontinued real
  estate operations                                        49,264       52,260
                                                         ---------------------
                                                       $  245,387      273,570
                                                         =====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $    7,475        6,746
  Notes payable                                             2,823        4,571
  Other current liabilities                                 9,513        9,552
                                                         ---------------------
      Total current liabilities                            19,811       20,869
Notes payable                                                   8           18
Other liabilities                                           3,439        4,197
                                                         ---------------------
      Total liabilities                                    23,258       25,084
                                                         ---------------------
Minority interests                                         21,196       22,816
                                                         ---------------------
Stockholders' equity:
  Preferred stock of $1 par value.
    Authorized 3,000,000 shares; none issued                  --           --
  Common stock of $1 par value.
    Authorized 24,000,000 shares; issued 7,500,000 shares   7,500        7,500
  Paid-in capital                                           1,002        1,007
  Equity adjustment from foreign currency translation        (561)        (350)
  Retained earnings                                       223,169      235,583
                                                         ---------------------
                                                          231,110      243,740
  Less cost of 1,121,739 shares of treasury stock
    (1993-766,755)                                         30,177       18,070
                                                         ---------------------
      Total stockholders' equity                          200,933      225,670
                                                         ---------------------
Commitments and contingencies
                                                         ---------------------
                                                       $  245,387      273,570
                                                         =====================

See accompanying notes to consolidated financial statements.


SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
- ------------------------------------------------------------------------------
Year ended December 31,                        1994         1993         1992
- ------------------------------------------------------------------------------
                                                    (in thousands except
                                                     per share amounts)
REVENUES
  Insurance services                      $   67,199       74,803       80,034
  Healthcare services                         45,134       40,882       27,870
  Other                                       11,945       14,182        3,428
                                            ----------------------------------
    Total revenues                           124,278      129,867      111,332

COSTS AND EXPENSES
  Insurance services                          30,951       33,728       38,422
  Healthcare services                         45,073       37,203       23,902
  Other                                       11,780       14,882        3,766
  Selling, general and administrative         40,767       36,923       36,252
                                            ----------------------------------
Earnings (loss) from operations               (4,293)       7,131        8,990
  Investment income - net                      2,889       10,197        3,358
  Other income (expense)                          67       (2,388)         192
                                            ----------------------------------
Earnings (loss) before income taxes           (1,337)      14,940       12,540
                                            ----------------------------------
  Taxes on income (benefits):
    Current                                    2,486        9,373        6,708
    Deferred                                  (1,806)      (2,382)      (1,217)
                                            ----------------------------------
      Total                                      680        6,991        5,491
                                            ----------------------------------
Earnings (loss) before minority interests     (2,017)       7,949        7,049
  Minority interests                            (145)       2,331        2,881
                                            ----------------------------------
Earnings (loss) from continuing operations    (1,872)       5,618        4,168
  Loss from discontinued real
    estate operations                         (2,904)         --        (7,214)
  Gain on disposal of discontinued
    insurance operations                         --           --         4,265
  Cumulative effect to January 1, 1992
    of change in method of accounting
    for income taxes                             --           --         3,352
                                            ----------------------------------
NET EARNINGS (LOSS)                       $   (4,776)       5,618        4,571
                                            ==================================

Per share of common stock:
  Earnings (loss) from
    continuing operations                 $     (.29)         .82          .55
  Loss from discontinued real
    estate operations                           (.46)          --         (.95)
  Gain on disposal of discontinued
   insurance operations                           --           --          .56
  Cumulative effect of accounting change          --           --          .44
                                            ----------------------------------
  NET EARNINGS (LOSS)                     $     (.75)         .82          .60
                                            ==================================

See accompanying notes to consolidated financial statements.



SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
- ------------------------------------------------------------------------------
Year ended December 31,                        1994         1993         1992
- ------------------------------------------------------------------------------
                                                       (in thousands)
Common stock:
  Balance, beginning of year              $    7,500        8,804        9,872
  Retirement of stock                            --        (1,304)      (1,068)
                                            ----------------------------------
  Balance, end of year                         7,500        7,500        8,804
                                            ----------------------------------
Paid-in capital:
  Balance, beginning of year                   1,007          644          438
  Exercise of stock options                       (5)         363          206
                                            ----------------------------------
  Balance, end of year                         1,002        1,007          644
                                            ----------------------------------
Foreign currency translation:
  Balance, beginning of year                    (350)        (438)         172
  Net change during year                        (211)          88         (610)
                                            ----------------------------------
  Balance, end of year                          (561)        (350)        (438)
                                            ----------------------------------
Retained earnings:
  Balance, beginning of year                 235,583      275,944      314,407
  Net earnings (loss)                         (4,776)       5,618        4,571
  Dividends declared*                         (7,638)      (8,059)      (8,965)
  Retirement of stock                            --       (37,920)     (34,069)
                                            ----------------------------------
  Balance, end of year                       223,169      235,583      275,944
                                            ----------------------------------
Less treasury stock:
  Balance, beginning of year                  18,070       56,948       57,406
  Shares purchased (1994-411,982;
    1993-80,537; 1992-1,235,925)              14,047        2,998       40,460
  Shares issued (1994-56,998;
    1993-107,617; 1992-214,240)               (1,940)      (2,652)      (5,781)
  Shares retired (1993-1,304,420;
    1992-1,068,062)                              --       (39,224)     (35,137)
                                            ----------------------------------
  Balance, end of year                        30,177       18,070       56,948
                                            ----------------------------------
STOCKHOLDERS' EQUITY                      $  200,933      225,670      228,006
                                            ==================================

*Dividends per share amounted to $1.20 in 1994, 1993 and 1992.



See accompanying notes to consolidated financial statements.



SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------------------
Year Ended December 31,                             1994       1993       1992
- -------------------------------------------------------------------------------
                                                         (in thousands)
OPERATING ACTIVITIES
Earnings (loss) from continuing operations     $   (1,872)     5,618     4,168
Adjustments to reconcile earnings (loss) from
 continuing operations to net cash provided
 by continuing operations:
  Depreciation and amortization                    15,099     19,621    18,325
  Earnings applicable to minority interests          (145)     2,331     2,881
  Change in short-term trading portfolio, net       3,714        --        --
  Change in accounts receivable                     1,856     (7,912)   (2,699)
  Change in accounts payable                        1,643      1,250     1,066
  Income taxes and other, net                      (2,126)    (1,959)     (839)
                                                 -----------------------------
   Net cash provided by continuing operations      18,169     18,949    22,902
                                                 -----------------------------
INVESTING ACTIVITIES
Purchases of investments                           (2,206)   (17,604)  (13,799)
Sales or maturities of investments                  4,913     20,599    13,216
Proceeds of securitization                          4,000     19,000       --
Additions to property, plant and equipment, net    (5,445)    (5,689)   (6,959)
Oil and gas investments                              (914)       (55)   (2,007)
Short-term investments                                515    (11,025)   (3,737)
Purchase of stock in consolidated subsidiaries       (722)    (2,365)   (3,350)
Net cash provided (used) by discontinued
 real estate operations                            (2,023)    10,520    22,029
Net proceeds from discontinued insurance
 operations                                           --         --     12,800
Other, net                                         (1,085)      (642)   (2,151)
                                                 -----------------------------
   Net cash provided (used) by
    investing activities                           (2,967)    12,739    16,042
                                                 -----------------------------
FINANCING ACTIVITIES
Borrowings (payments) under line of
 credit agreements, net                            (1,725)    (6,891)    5,615
Proceeds from long-term debt                           59        168       --
Payment of principal on long-term debt                (98)    (3,843)   (2,262)
Payment of capital lease                             (367)       --        --
Dividends paid                                     (7,638)    (8,059)   (8,965)
Purchase of treasury stock/tender offer           (12,952)       --    (35,137)
Issuance of common stock                              840         17       664
                                                 -----------------------------
   Net cash used by financing activities          (21,881)   (18,608)  (40,085)
                                                 -----------------------------
Effect of foreign currency translation               (186)       165      (570)
                                                 -----------------------------
Net increase (decrease) in cash and
  cash equivalents                                 (6,865)    13,245    (1,711)
Cash and cash equivalents at beginning of year     15,491      2,246     3,957
                                                 -----------------------------
Cash and cash equivalents at end of year       $    8,626     15,491     2,246
                                                 =============================
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
  Interest                                     $      273        539       685
                                                 =============================
  Income taxes, net                            $    1,965      5,726     6,274
                                                 =============================



SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1994, 1993 and 1992

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
The accompanying consolidated financial statements include the accounts of Seafield Capital Corporation (Seafield or the Company) and all majority-owned subsidiaries and joint ventures. Investments with ownerships of 20% to 50% are accounted for by the equity method.

Two publicly-traded subsidiaries are included in the consolidated financial statements of Seafield. LabOne, Inc. (LabOne) was formerly Home Office Reference Laboratory, Inc. and is 82% owned. Response Technologies, Inc. (Response) is 59% owned.

All significant intercompany transactions have been eliminated in consolidation. Certain 1993 and 1992 amounts have been reclassified for comparative purposes with no effect on net earnings.

In 1992, Seafield's board of directors approved a plan for the discontinuance of real estate operations. In 1994, an additional after-tax loss of $2.9 million was recorded for a sales contract signed in January 1995. See Note 13 for additional information on discontinued real estate operations.

In 1992, Seafield finalized the sale of the remaining interest in its former insurance subsidiary. Insurance operations have been presented separately as discontinued operations in the consolidated financial statements. See Note 13 for additional information on discontinued insurance operations.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include demand deposits in banks and overnight investments that are stated at cost which approximates market value.

INVESTMENT SECURITIES
Investment securities consist of certificates of deposit, equity securities, debt securities and debt obligations of the U. S. government and state and political subdivisions. Short-term investments are securities with maturities of less than one year.

The classification of debt and equity securities as trading, available for sale or held to maturity is made at the time of purchase. Trading securities are stated at fair value and unrealized holding gains and losses are included in income. Securities which are classified as available for sale are stated at market value. Securities which the Company has the intent and ability to hold to maturity are stated at cost.

The Company calculates the fair value of financial instruments using appropriate market information and valuation methodologies. The additional fair value information is included in the notes to the financial statements when it is different than the stated value of those financial instruments. When the fair value approximates the stated value, no additional disclosure is made.

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

INTANGIBLE ASSETS
Patents, antibodies, antigens and nicotine screening processes are recorded as intangible assets at their acquisition cost. These assets are amortized on a straight-line basis over their estimated remaining lives, except for patents which are amortized over 184 months at date of acquisition.

Goodwill is recorded at acquisition as the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over appropriate periods up to twenty years. The amortization may be accelerated if it becomes reasonably evident that the cost of the goodwill will not be fully recovered.

ACQUISITIONS
In December 1992, the Company acquired 51% of a radiopharmaceutical company. The balance sheet of this subsidiary was included in the Company's Consolidated Balance Sheet at December 31, 1992. On January 1, 1993, the Company increased its ownership of a property tax consulting subsidiary from 50% to 79%. Prior to 1993, this subsidiary was accounted for by the equity method. The proforma consolidated revenues, including these two subsidiaries, would have been $122 million for 1992. The results of operations for these subsidiaries are not material in relation to the Company's consolidated financial statements and additional proforma financial information has therefore not been presented.

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

Effective January 1, 1992, the Company adopted Statement 109 and recognized the cumulative effect of the change in accounting method of $3.4 million as income in the Consolidated Statement of Operations.

RECENTLY ISSUED ACCOUNTING STANDARDS
Statement of Financial Accounting Standards No. 112 "Employer's Accounting for Postemployment Benefits" was implemented in 1994. The adoption of this standard had no significant impact on the Company's financial position or results of operations.

Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" is required to be implemented for the year ending December 31, 1995. The adoption of this standard is not expected to have any significant impact on the Company's financial position or results of operations.

Statement of Financial Accounting Standards No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" was implemented as of December 31, 1994 with no significant impact on the Company's financial position or results of operations.

EARNINGS PER SHARE
Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding and the common share equivalents of dilutive stock options: 1994 - 6,374,952, 1993 - 6,847,559, and 1992 - 7,589,043.



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

Participants in the 401(k) plan may contribute 2% to 10% of annual compensation. Seafield and the participating subsidiaries contribute for each participant an amount equal to 50% of the participant's contribution. A participant is immediately fully vested with respect to the participant's contributions. A participant is 100% vested with respect to the companies' contributions after five years of service. Both the participants' and the companies' contributions are invested by the trustees of the plan at the direction of the participants in any one or more of six investment funds, one of which is a Seafield Stock Fund. The matching contributions made by Seafield and the participating subsidiaries amounted to $91,000 for 1994, $87,000 for 1993 and $71,000 for 1992.

The money purchase pension plan is a defined contribution plan under which Seafield and the participating subsidiaries contribute a percentage of a participant's annual compensation. The companies contribute an amount equal to 7% of base compensation up to the maximum social security wage base ($60,600 in 1994, $57,600 in 1993 and $55,500 in 1992) and 12.7% of earnings in excess of this amount up to an annual limit ($150,000 in 1994, $235,840 in 1993 and $228,860 in 1992). Participants become 100% vested after five years of service, normal retirement at age 65, or in the event of disability or death while employed by the companies. Contributions to this plan by Seafield and the participating subsidiaries are estimated to be $252,000 for 1994, and were $225,000 for 1993 and $139,000 for 1992.

Seafield has a stock purchase plan which is open to all non-employee directors of the Company, employees of the Company and participating subsidiaries who are designated by the chairman of the board. The directors may contribute an amount equal to all or part of their directors' compensation. The designated employees may contribute the lesser of 10% of their salary or $30,000. The Company matches each participant's contribution at a rate of 50%. Seafield common stock is purchased on the open market each month and each participant receives as many shares as the participant's contribution, plus the Company's matching contribution, will purchase. No employees are presently designated to participate. The matching contributions made by Seafield amounted to $40,000, $44,000 and $51,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

LabOne, Response and certain other subsidiaries maintain profit sharing plans qualifying under Section 401(k) of the Internal Revenue Code. LabOne also has a defined contribution plan. These subsidiaries contributed $1,666,000, $1,702,000 and $1,444,000 to the plans for the years ended December 31, 1994, 1993 and 1992, respectively.



NOTE 3 - COMMITMENTS AND CONTINGENCIES

Seafield received a notice during 1992 of proposed adjustments from the Internal Revenue Service (IRS) with respect to 1986-87 federal income taxes. Later, the IRS determined to include 1988-90 as a part of its review. The original amount of additional taxes proposed by the IRS was approximately $17 million for the period 1986-87. In addition, during the 1988-89 closing conference, the IRS agreed to reverse some of the taxes for the 1986-87 years by way of adjustments to 1988-89 years. Based upon conference with the IRS, Seafield believes that the net amount of additional taxes to be assessed may be less than $17 million for the four-year period under audit. Resolution of these matters is not expected in 1995. The IRS has notified Seafield that a 1990 refund claim in the amount of $7.6 million will not be acted upon until all years currently under examination are closed. Seafield believes it has meritorious defenses to many of the issues raised by the IRS and adequate accruals for income tax liabilities.

A lawsuit was initiated in 1986 by Seafield's former insurance subsidiary against an architectural and engineering firm and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the costs had been incurred prior to any discussions regarding a sale of the insurance subsidiary, Seafield negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. Thus, any recovery will be for the benefit of Seafield and all costs incurred in connection with the litigation will be paid by Seafield. Any ultimate recovery will be recognized as income when received and would be subject to income taxes. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment granted in 1992 in favor of Seafield; the Court of Appeals remanded the case to the trial court for a jury trial limited to the question of whether or not the applicable statute of limitations barred the claim. The Appeals Court also set aside $1.7 million of the judgment originally granted in 1992. A new trial is not expected before late 1995.

In 1988, a lawsuit was initiated against Seafield's former insurance subsidiary by its former partners in the Quail Run real estate project in Santa Fe, New Mexico. The plaintiffs alleged that the project partnership agreement was improperly terminated, thus denying them an ongoing interest in the project, and the loss of their exclusive real estate brokerage arrangement. The plaintiffs were seeking approximately $11 million in actual damages and unspecified punitive damages based upon alleged breaches of contract and fiduciary duty and economic compulsion. After a trial in July 1994, the jury returned a verdict absolving Seafield of any liability. Subsequent to the trial, the judge awarded Seafield approximately $250,000 in connection with marketing expenses which the plaintiffs were to have repaid. Plaintiffs have appealed all judgments against them. The appeal will likely be heard by mid-1995. Because the Quail Run project was retained by Seafield in connection with the sale of its former insurance subsidiary, Seafield defended the lawsuit under an indemnification arrangement with the purchaser of the former insurance subsidiary; all costs incurred and any judgments rendered in favor of the plaintiff will be for the account of Seafield.

In 1990, Seafield's former insurance subsidiary was joined in an existing lawsuit by the Federal Deposit Insurance Corporation (FDIC) as successor to Sunbelt Service Corporation. The FDIC alleged that the insurance subsidiary was obligated under a repurchase agreement in the approximate amount of $6 million. Following a mediation proceeding, all claims involving Seafield were dismissed with prejudice by order of the court signed in February 1994.

In the opinion of management, after consultation with legal counsel and based upon current available information, none of these lawsuits is expected to have a material adverse impact on the consolidated financial position or results of operations of Seafield.



NOTE 4 - PROPERTY, PLANT AND EQUIPMENT AND ACCOUNTS AND NOTES RECEIVABLE

A summary of property, plant and equipment is as follows:
                                               Rate of          December 31,
                                            Depreciation       1994     1993
                                           ------------------------------------
                                                               (In thousands)
Property, plant and equipment                  5% - 33%    $   67,930   65,083
Less accumulated depreciation                                  42,949   37,316
                                                             -----------------
                                                           $   24,981   27,767
                                                             =================

A summary of accounts and notes receivable is as follows:
                                                                December 31,
                                                               1994     1993
                                                             -----------------
                                                               (In thousands)
Accounts receivable                                        $   37,228   36,694
Notes receivable                                                1,578    1,585
Allowance for doubtful accounts                                (4,637)  (4,589)
                                                             -----------------
                                                               34,169   33,690
Less current portion                                           32,871   32,296
                                                             -----------------
                                                           $    1,298    1,394
                                                             =================

Interest rates on notes receivable were 5% to 9% in 1994 and 1993. Included in notes receivable are loans to officers of subsidiaries aggregating $650,000 at December 31, 1994. The notes, with interest rates of 6.74% and 7.75%, are due in 1995 and 1996.



NOTE 5 - SECURITIZATION OF RECEIVABLES

In July 1993, a 95% owned subsidiary of Seafield entered into an extendable two-year agreement whereby it can sell undivided interests in a designated pool of accounts receivable on an ongoing basis. The maximum allowable amount of receivables to be sold was increased by amendment in August 1994 from $22 million to $30 million, subject to voluntary reduction by the seller to a minimum of $12 million. As collections reduce accounts receivable in the pool, the purchaser permits the subsidiary to apply such collections to additional purchases up to the maximum. The subsidiary had securitized receivables of $23 million at December 31, 1994 and $19 million at December 31, 1993. The net cash proceeds are reported as an investing activity in the accompanying Consolidated Statements of Cash Flows. The securitized receivables are reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets. The proceeds from the initial sale of receivable interests were used to retire bank debt and subordinated debts to Seafield and the subsidiary's chief executive officer.

The subsidiary did not record a gain or loss on the sales as the costs of receivables sold approximated the proceeds. Receivables of $2.8 million and $2.3 million at December 31, 1994 and 1993, respectively, are subordinated to undivided interests sold in the event of defaults or delinquencies with respect to the underlying receivables. A default reserve is required for the greater of 12% of the accounts receivable sold or an amount set forth by a formula based on preceding months' default ratios. The subsidiary continues to service the securitized receivables for which it receives a servicing fee.



NOTE 6 - SEGMENT DATA

The following table shows segment information from continuing operations:

Year ended December 31,                        1994         1993         1992
- ------------------------------------------------------------------------------
                                                       (In thousands)
REVENUES:
  Insurance services                      $   67,199       74,803       80,034
  Healthcare services                         45,134       40,882       27,870
  Other                                       11,945       14,182        3,428
                                            ----------------------------------
    Total revenues                        $  124,278      129,867      111,332
                                            ==================================
OPERATING EARNINGS (LOSS):
  Insurance services                      $    8,966       15,441       17,844
  Healthcare services                         (5,272)         158          255
  Other                                       (1,041)      (3,145)      (1,505)
  Investment and miscellaneous income          1,594        8,470        1,803
  Corporate expense                           (5,284)      (5,738)      (5,643)
  Interest expense                              (300)        (246)        (214)
                                            ----------------------------------
  Earnings (loss) before income taxes
    and minority interests                    (1,337)      14,940       12,540
  Income taxes                                  (680)      (6,991)      (5,491)
  Minority interests                             145       (2,331)      (2,881)
                                            ----------------------------------
    Earnings (loss) from continuing
      operations                          $   (1,872)       5,618        4,168
                                            ==================================

IDENTIFIABLE ASSETS:
  Insurance services                      $   99,301      101,945      114,591
  Healthcare services                         35,683       41,067       28,418
  Net assets of discontinued operations       50,011       52,596       65,128
  Other                                       60,392       77,962       72,377
                                            ----------------------------------
    Total identifiable assets             $  245,387      273,570      280,514
                                            ==================================

Operating earnings are revenues less expenses other than corporate and interest expense, net of intersegment transactions. Depreciation and amortization amounts for 1994, 1993 and 1992 were $11,836,000, $16,474,000 and $15,484,000, respectively. Goodwill amortization for 1994, 1993 and 1992 was $3,263,000, $3,147,000 and $2,841,000, respectively. In January 1994, approximately $13 million of the $78 million other identifiable assets was used to purchase 382,350 shares of Seafield common stock from an institutional shareholder in a single transaction. Capital expenditures and depreciation and amortization expense for the significant segments are as follows:

                                               1994         1993         1992
                                            ----------------------------------
                                                       (In thousands)
Insurance services:
  Capital expenditures                    $    2,030        1,877        3,243
                                            ==================================
  Depreciation and amortization           $    6,547        9,255        9,899
                                            ==================================
Healthcare services:
  Capital expenditures                   $     3,194        3,606        2,477
                                           ===================================
  Depreciation and amortization          $     2,761        2,014        1,118
                                           ===================================



NOTE 7 - INCENTIVE STOCK OPTION PLAN

Seafield has three Stock Option Plans which provide for Qualified and Nonqualified Stock Options, Stock Appreciation Rights (SAR's) and restricted stock awards to key employees and directors. The plans entitle the grantee to purchase shares at prices ranging from 75% to 110% of the fair market value at date of grant during terms up to ten years. SAR's may be issued in tandem with stock options and entitle the holder to elect to receive the appreciated value in cash. Restricted stock awards are rights to receive or retain shares in payment of compensation earned or to be earned. During 1994, restricted stock awards of 41,998 shares became vested and were issued. Restricted stock awards totaled 60,604 shares at December 31, 1994. The following presents a summary of stock options activity for the three years ended December 31, 1994:

                                            Number of             Option
                                              Shares               Price
- ------------------------------------------------------------------------------
Outstanding December 31, 1991              1,084,953        $ 21.500 - 43.250
Granted                                        4,500          29.000 - 29.000
Exercised                                    324,240          21.500 - 31.000
Terminated or forfeited                       11,500          21.500 - 31.000
                                           -----------------------------------
Outstanding December 31, 1992                753,713          21.500 - 43.250
Granted                                       33,500          32.000 - 34.875
Exercised                                    107,617          21.500 - 31.000
Terminated or forfeited                       46,335          21.500 - 43.250
                                           -----------------------------------
Outstanding December 31, 1993                633,261          21.500 - 34.875
Exercised                                     56,998          28.000 - 31.000
Terminated or forfeited                        1,000          31.000 - 31.000
                                           -----------------------------------
Outstanding December 31, 1994                575,263          21.500 - 34.875
                                           ===================================

Options for 552,422 shares were exercisable at December 31, 1994 and 130,000 shares were available to be awarded. The difference between the per share exercise price and the average cost per share of the treasury stock issued for stock options exercised decreased paid-in capital by $5,000 in 1994 and increased paid in capital by $363,000 in 1993. Additionally, Seafield maintains a Stock Purchase Plan under which each participant's contribution is matched at a rate of 50%. Seafield common stock is purchased on the open market each month. Of the 100,000 shares registered under this plan, 69,528 shares were eligible for issuance at December 31, 1994.



NOTE 8 - LEASE COMMITMENTS

Seafield and subsidiaries lease office space, equipment, land and buildings under various, noncancelable leases that expire over the next several years. Rental expense for these leases during 1994, 1993 and 1992 amounted to $3,868,000, $3,038,000 and $1,985,000, respectively.

Future minimum lease payments under these agreements as of December 31, 1994 are as follows:

                               Year          Amount
                              -----------------------
                               1995       $ 3,366,000
                               1996         2,925,000
                               1997         2,192,000
                               1998         1,191,000
                               1999           702,000
                               Thereafter     910,000



NOTE 9 - INVESTMENT SECURITIES

A summary of investment securities information relating to quoted market values and holding gains and losses at December 31, 1994 and 1993 is in the following table. At December 31, 1994, securities totaling $67.7 million will mature within one year and securities totaling $6.7 million will mature between one and five years.

                                                Amount at
                                                  Which
                      Amortized      Market      Shown in
                        Cost         Value       Balance      Holding   Holding
                                                  Sheet        Gains     Losses
- -------------------------------------------------------------------------------
                                              (In thousands)
December 31, 1994
- -----------------
Trading
- -------
  U.S. treasury
    securities fund  $   15,488       15,273       15,273         --      (215)
  Obligations of states
    and political
    subdivisions         10,259       10,181       10,181         --       (78)
  Common stock           14,625       13,317       13,317         --    (1,308)
  Corporate bonds         1,063          963          963         --      (100)
  Money market
    instruments          14,061       14,061       14,061         --        --
                       --------------------------------------------------------
                     $   55,496       53,795       53,795         --    (1,701)
                       ========================================================

Available for Sale
- ------------------
  Common stock       $    2,701        3,861        2,701      1,160        --
  Preferred stock         3,515        3,515        3,515         --        --
                       --------------------------------------------------------
                     $    6,216        7,376        6,216      1,160        --
                       ========================================================

Held to Maturity
- ----------------
  U.S. treasury
    securities       $    3,031        3,069        3,031         38        --
  Obligations of states
    and political
    subdivisions          7,888        7,916        7,888         35        (7)
  Canadian government
    notes                 3,326        3,326        3,326         --        --
  Certificate of
    deposit                 100          100          100         --        --
                       --------------------------------------------------------
                     $   14,345       14,411       14,345         73        (7)
                       ========================================================


December 31, 1993
- -----------------
Trading
- -------
  U.S. treasury
    securities fund  $   13,643       13,644       13,644         29       (28)
  Common stock            8,188        8,650        8,650        462        --
  Money market
    instruments          26,839       26,839       26,839         --        --
                       --------------------------------------------------------
                     $   48,670       49,133       49,133        491       (28)
                       ========================================================

Available for Sale
- ------------------
  Common stock       $    3,243        4,614        3,243      1,567      (196)
  Preferred stock         3,515        3,515        3,515         --        --
                       --------------------------------------------------------
                     $    6,758        8,129        6,758      1,567      (196)
                       ========================================================

Held to Maturity
- ----------------
  U.S. treasury
    securities       $   17,237       17,235       17,237         --        (2)
  Obligations of states
    and political
    subdivisions         12,885       12,980       12,885         95        --
  Canadian government
    notes                 2,230        2,230        2,230         --        --
  Certificate of
    deposit                 100          100          100         --        --
                       --------------------------------------------------------
                     $   32,452       32,545       32,452         95        (2)
                       ========================================================

Seafield has investments in two majority-owned entities that are publicly-traded. At December 31, 1994, based on the market prices of publicly traded shares of these two subsidiaries, pretax unrealized gains of approximately $116 million ($18.12 per share) on these investments were not reflected in either Seafield's book value or stockholders' equity.



NOTE 10 - INCOME TAXES

Seafield and those subsidiaries which are eligible file a consolidated U.S. federal income tax return. Prior to consolidation in Seafield's federal income tax return, various subsidiaries generated taxable losses of approximately $6.5 million. These net operating loss carryforwards could only be utilized against future taxable income of the corporation which generated the loss. However, in 1992, $4.1 million of these losses were reattributed to Seafield upon the disposition of the stock of the former employee benefits consulting services subsidiary. In 1994 and 1993, Seafield utilized approximately $1.1 million and $1.6 million of these reattributed losses, thereby reducing income tax expense by $389,000 and $534,000, respectively. The remainder of these net operating loss carryforwards will begin to expire in the year 2006.

During 1993 and 1992, Response utilized approximately $1,374,000 and $1,156,000 of available federal net operating loss carryforwards resulting in a tax benefit of $522,000 and $439,000, respectively. Response is not included in Seafield's consolidated federal income tax return. Response has remaining federal net operating loss carryforwards of approximately $5.4 million which are limited by the Internal Revenue Code and are available to offset only $475,000 of taxable income per year. These limited federal net operating losses are available annually until 2005. Response also has approximately $2,421,000 of federal net operating loss carryforwards which are not limited as to their utilization. These begin to expire in 2005.

The components of the provision (benefit) for income taxes on income from continuing operations are as follows:

- ------------------------------------------------------------------------------
Year ended December 31,                        1994         1993         1992
- ------------------------------------------------------------------------------
                                                       (In thousands)
Current:
  Federal                                 $    1,244        6,638        4,388
  State                                          473        1,424        1,350
  Foreign                                        769        1,311          970
                                            ----------------------------------
                                               2,486        9,373        6,708
                                            ----------------------------------
Deferred:
  Federal                                     (1,674)      (1,867)        (944)
  State                                           73         (426)        (180)
  Foreign                                       (205)         (89)         (93)
                                            ----------------------------------
                                              (1,806)      (2,382)      (1,217)
                                            ----------------------------------
                                          $      680        6,991        5,491
                                            ==================================

Earnings (loss) before income taxes:
  Domestic                                $   (2,440)      12,281       10,410
  Foreign                                      1,103        2,659        2,130
                                            ----------------------------------
                                          $   (1,337)      14,940       12,540
                                            ==================================


The reconciliation of income tax attributable to continuing operations computed at federal statutory tax rates to income tax expense is as follows:

- ------------------------------------------------------------------------------
Year ended December 31,                        1994         1993         1992
- ------------------------------------------------------------------------------
                                                       (In thousands)
Computed expected tax expense             $     (454)       5,079        4,264
State income taxes, net of federal benefit       348          806          772
Goodwill amortization                          1,087        1,070          987
Tax exempt interest and dividends               (302)        (201)        (503)
Tax benefits not available for
  subsidiary losses                            1,063          156          282
Other, net                                      (799)         530         (262)
Utilization of federal net operating loss       (389)        (768)        (201)
Foreign tax in excess of U.S. rate               126          319          152
                                            ----------------------------------
Actual income tax expense                 $      680        6,991        5,491
                                            ==================================

Effective rate                                   (51)%         47%          44%


The significant components of deferred income tax assets and liabilities as of December 31, 1994, 1993 and 1992 are as follows:

- ------------------------------------------------------------------------------
Year ended December 31,                        1994         1993         1992
- ------------------------------------------------------------------------------
                                                       (In thousands)
Current deferred income tax assets (liabilities):
Valuation allowance on stock investments  $      661          255           --
Allowance on accounts
  receivable                                   1,008          994          715
Excess book expense accruals                     877          629          402
Excess book accrued legal fees                    --          572           --
Excess book partnership expenses                  --           57          109
Other                                             35         (164)          --
Federal net operating loss carryforwards          43           --           --
State net operating loss carryforwards             8           80           70
                                            ----------------------------------
Gross current deferred income tax assets       2,632        2,423        1,296
Current valuation allowance                     (866)        (802)        (616)
                                            ----------------------------------
Net current income tax assets                  1,766        1,621          680
                                            ----------------------------------

Non-current deferred tax assets (liabilities):
Valuation allowances on investments               19           19          531
Excess book (tax) expense accruals               321          326          185
Excess book (tax) accrued legal fees              --           27           --
Excess book (tax)partnership expenses            244          (37)        (256)
Excess book (tax) oil and gas expenses           449          210       (1,273)
Excess book (tax) depreciation and
  amortization                                   900          (51)        (797)
Alternative minimum tax credit                   188          127           --
Other                                            (90)      (1,216)      (4,837)
Federal net operating loss carryforwards       4,102        3,868        5,284
State net operating loss carryforwards         1,304        1,062          463
                                            ----------------------------------
Gross non-current deferred
  income tax assets                            7,437        4,335         (700)
Valuation allowance for non-current
  deferred income tax assets                  (5,722)      (5,058)      (5,714)
                                            ----------------------------------
Net non-current deferred
  income tax assets (liabilities)              1,715         (723)      (6,414)
                                            ----------------------------------
Net deferred income tax
  assets (liabilities)                    $    3,481          898       (5,734)
                                            ==================================

The valuation allowance as of January 1, 1992 was approximately $7,255,000. The valuation allowance increased during 1994 by approximately $728,000 and decreased by $470,000 and $925,000 during 1993 and 1992, respectively.



NOTE 11 - INTANGIBLE ASSETS

The cost and accumulated amortization of intangible assets are as follows:

December 31,                                                 1994        1993
- -------------------------------------------------------------------------------
                                                               (In thousands)
Goodwill - excess of cost over fair value
    of net assets acquired                               $   43,571      43,191
Less accumulated amortization                                16,297      13,034
                                                           --------------------
                                                             27,274      30,157
                                                           --------------------
Laboratory patent, antibodies, antigens,
    and nicotine screens                                     11,845      11,845
Less accumulated amortization                                10,062       9,541
                                                           --------------------
                                                              1,783       2,304
                                                           --------------------

Other intangible assets                                       1,300       2,328
Less accumulated amortization                                 1,039       1,611
                                                           --------------------
                                                                261         717
                                                           --------------------
Intangible assets, net of accumulated amortization       $   29,318      33,178
                                                           ====================

Any excess of the cost over the fair value of the net assets purchased is being amortized on a straight line basis over 5 to 20 years. The laboratory patent process is being amortized over 184 months from date of acquisition while antibodies, antigens, and nicotine screens are being amortized over their estimated remaining useful lives.



NOTE 12 - NOTES PAYABLE

Notes payable are as follows:

December 31,                               1994                    1993
- -------------------------------------------------------------------------------
                                Maturities  Maturities  Maturities  Maturities
                                Due Within   Due After  Due Within   Due After
                                 One Year     One Year    One Year     One Year
                                 ----------------------------------------------
                                                 (In thousands)
Prime + 1% line of credit,
secured by accounts receivable
of $12,400,000                  $       --        --         2,420         --
Prime line of credit, secured
by accounts receivable
of $1,964,000                        2,475        --         2,030         --
Prime + 1 1/2% line of credit
secured by accounts receivable
of $1,241,000                          268        --            --         --
Other                                   80         8           121         18
                                  ---------------------------------------------
                                $    2,823         8         4,571         18
                                  =============================================

Maturities of notes and mortgages payable at December 31, 1994, aggregate $2,823,000 in 1995 and $8,000 thereafter. Line of credit agreements totaled $11 million at December 31, 1994 and expire in 1995. Available borrowings under these agreements amounted to $8,257,000. Affiliates' debt at December 31, 1994 totaled $701,000, of which $208,000 was nonrecourse and $493,000 arose under lines of credit. The Consolidated Statements of Operations include interest expense totaling $309,000, $527,000, and $587,000 in 1994, 1993 and
1992, respectively. The weighted average interest rate on borrowings outstanding for 1994, 1993 and 1992 was 8.82%, 6.57% and 6.35%, respectively.



NOTE 13 - DISCONTINUED OPERATIONS

Operations of Discontinued Real Estate Segment

In 1992, Seafield's board of directors approved a plan to discontinue real estate operations. As a result of this decision, a $6 million after-tax loss provision for estimated write-downs and costs through final disposition was included in the discontinued real estate's 1992 loss. An additional after-tax loss of $2.9 million was recorded in the fourth quarter of 1994 to reflect the signing of a contract for the sale of Texas land. The remaining real estate assets will be sold as soon as practicable.

A summary of discontinued real estate operations follows:

Year ended December 31,                        1994         1993         1992
- ------------------------------------------------------------------------------
                                                       (In thousands)

Revenues                                 $    11,991       18,320       34,768
                                           ===================================
Loss                                     $    (4,400)         --       (10,808)
Income tax benefits                           (1,496)         --        (3,594)
                                           -----------------------------------
Net loss                                 $    (2,904)         --        (7,214)
                                           ===================================

Net Assets of Discontinued Real Estate Segment

A summary of the net assets of the discontinued real estate operations follows:

December 31,                                                1994         1993
- ------------------------------------------------------------------------------
                                                              (In thousands)
Assets
  Current assets                                        $     956          953
  Real estate                                              38,584       38,053
  Other non-current assets                                 13,555       15,360
                                                          --------------------
   Total assets                                            53,095       54,366
                                                           -------------------

Liabilities
  Current liabilities                                         209          617
  Non-current liabilities                                   2,875        1,153
                                                          --------------------
  Total liabilities                                         3,084        1,770
                                                          --------------------
Net Assets                                              $  50,011       52,596
                                                          ====================

At December 31, 1994, real estate debt totaled $9.9 million, of which $6.4 million was recourse debt.

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



NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized 1994 quarterly financial data is as follows:

                                      Mar. 31,   Jun. 30,   Sep. 30,   Dec. 31,
Quarter Ended                           1994       1994       1994       1994
- -------------------------------------------------------------------------------
                                       (In thousands except per share amounts)

Revenues                            $  29,550     30,934     31,557     32,237
                                      ========================================

Earnings (loss) from
  continuing operations             $     648         47     (1,745)      (822)
Loss from discontinued real
  estate operations                       --         --         --      (2,904)
                                      ----------------------------------------
Net earnings (loss)                 $     648         47     (1,745)    (3,726)
                                      ========================================

Per share:
  Earnings (loss) from
    continuing operations           $     .10        .01       (.27)      (.12)
  Loss from discontinued real
    estate operations                      --         --         --       (.46)
                                      ----------------------------------------
Net earnings (loss)                 $     .10        .01       (.27)      (.58)
                                      ========================================

Dividends paid per share            $     .30        .30        .30        .30
                                      ========================================
Stock prices:
  High                              $  41 1/4     40 1/2     38 1/4     37 1/4
  Low                               $  33 1/2     38 1/2     35 1/2     30 3/4



Summarized 1993 quarterly financial data is as follows:

                                      Mar. 31,   Jun. 30,   Sep. 30,   Dec. 31,
Quarter Ended                           1993       1993       1993       1993
- -------------------------------------------------------------------------------
                                       (In thousands except per share amounts)

Revenues                            $  31,106     32,342     33,651     32,768
                                      ========================================

Net earnings                        $     872        909      1,285      2,552
                                      ========================================

Net earnings per share              $     .13        .13        .19        .37
                                      ========================================

Dividends paid per share            $     .30        .30        .30        .30
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



                 SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
                                  Schedule II
                 Valuation and Qualifying Accounts and Reserves

- -------------------------------------------------------------------------------
                                           Additions
                                       -----------------
                                       Charged   Charged
                           Balance at  to Costs to Other             Balance at
                            Beginning    and    Accounts-              End of
Description                 of Year    Expenses Describe  Deductions*   Year
- -------------------------------------------------------------------------------
                                           (In thousands)
Year ended December 31, 1994
Accounts and notes receivable -
    allowance for
    doubtful accounts       $ 4,589    2,671      --         2,623      4,637

Year ended December 31, 1993
Accounts and notes receivable -
    allowance for
    doubtful accounts         2,385    3,068      --           864      4,589

Year ended December 31, 1992
Accounts and notes receivable -
    allowance for
    doubtful accounts         1,493    3,695       --        2,803      2,385


* Uncollectible accounts written-off



                  SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
                                   Schedule III
                     Real Estate and Accumulated Depreciation
                                December 31, 1994
                                  (Page 1 of 2)


                                      Costs Capitalized       Gross Amount
                     Initial Cost         Subsequent        At Which Carried
                      to Company        to Acquisition    at December 31, 1994
                   -----------------  -----------------  ----------------------
                         Buildings &                           Buildings &
                          Improve-    Improve- Carrying          Improve-
Description        Land    ments       ments    Costs     Land    ments   Total
- -----------------------------------   -----------------  ----------------------
                                        (In thousands)
Land Investments/
Developments:
Houston, TX   $  6,158       49       983      1,553     4,608      --   4,608
Tulsa, OK          754       --        --                  754             754
Ft Worth, TX    11,501       --        91         --    11,587      --  11,587
Ft Worth, TX     3,886       --        --         --     3,886      --   3,886
Ft Worth, TX     2,770       --        --         42     2,812      --   2,812
Ft Worth, TX     4,633       --        --         --     4,633      --   4,633
Ft Worth, TX     1,000       --        --         --     1,000      --   1,000
Olathe, KS       3,292       --        --         --     3,292      --   3,292

Parking:
Reno, NV            --    5,277        19         --        --   5,296   5,296

Residential:
Juno Beach, FL   8,400       --    23,997      2,240       640   3,541   4,181
Juno Beach, FL   5,340       --     6,402        418       582     853   1,435
Santa Fe, NM     4,576       --    55,607     15,614     1,705  23,664  25,369
                --------------------------------------------------------------
              $ 52,310    5,326    87,099     19,867    35,499  33,354  68,853
                ======================================================

Reserves                                                               (29,188)
                                                                       -------
Net real estate before depreciation                                     39,665
Accumulated depreciation                                                (1,081)
                                                                       -------
Net real estate                                                       $ 38,584
                                                                       =======



                  SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
                                   Schedule III
                     Real Estate and Accumulated Depreciation
                                December 31, 1994
                                  (Page 2 of 2)


                                                    Date
                                 Accum.    Tax       of        Date      Depr.
Description           Reserves    Depr.   Basis    Constr.   Acquired    Life
- ------------------------------------------------------------------------------
                                  (In thousands)
Land Investments/
Developments
Houston, TX                890      --    4,386       --       1974       --
Tulsa, OK                  272      --      754       --       1980       --
Ft Worth, TX             6,281      --   11,249       --       1986       --
Ft Worth, TX             3,402      --    3,886       --       1986       --
Ft Worth, TX             2,412      --    1,932       --       1984       --
Ft Worth, TX             3,913      --    2,203       --       1989       --
Ft Worth, TX               750      --    1,000       --       1986       --
Olathe, KS                  --      --    3,103       --       1991       --

Parking:
Reno, NV                 1,500   1,081    4,752       --       1989    20 years

Residential:
Juno Beach, FL           4,100      --    1,262     1985       1983       --
Juno Beach, FL              --      --    2,081     1989       1983       --
Santa Fe, NM             5,668      --   19,519     1987       1985       --
                        -----------------------
                        29,188   1,081   56,127
                        =======================



                  SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
                                   Schedule III
                     Real Estate and Accumulated Depreciation
                           Reconciliation Between Years


A) Reconciliations of total real estate carrying value for the three years ended December 31, 1994 are as follows:

                                               1994         1993         1992
- ------------------------------------------------------------------------------
                                                       (in thousands)
Balance at beginning of year              $   38,921       46,346       79,151

Additions during year:
  Improvements                                11,689        7,014        4,444
  Consolidate joint venture                    3,292           --           --
                                            ----------------------------------
                                              53,902       53,360       83,595

Deductions during year:
  Value of real estate sold                    9,837       14,439       28,249
  Provision for loss on sale of
    real estate                                4,400           --        9,000
                                            ----------------------------------
                                              14,237       14,439       37,249
                                            ----------------------------------
Balance at end of year                    $   39,665       38,921       46,346
                                            ==================================


B) Reconciliations of accumulated depreciation for the three years ended December 31, 1994 are as follows:

                                                1994         1993         1992
- ------------------------------------------------------------------------------
Balance at beginning of year              $      868          655        1,115

Additions during year - depreciation             213          213          257
                                            ----------------------------------
                                               1,081          868        1,372

Deductions during year - accumulated
  depreciation of real estate sold                --           --          717
                                            ----------------------------------
Balance at end of year                    $    1,081          868          655
                                            ==================================