Form 10-Q
period 1995-03-31
SEAFIELD CAPITAL CORP
filed 1995-05-12
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q



          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        -----              SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1995

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
Number of shares outstanding of only class of Registrant's common stock as of
May 3, 1995:   $1 par value common - 6,419,997


PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
- ----------------------------------------------------------------------------
                                                    March 31,   December 31,
                                                      1995         1994
- ----------------------------------------------------------------------------
                                                          (in thousands)
ASSETS
  Current assets:
    Cash and cash equivalents                     $     1,432       8,626
    Short-term investments                             71,106      67,631
    Accounts and notes receivable                      35,488      32,871
    Current income tax receivable                       2,273       2,311
    Deferred income tax assets                          1,270       1,766
    Other current assets                                8,146      10,813
    Current assets of discontinued
      real estate operations                              994         747
                                                     --------------------
          Total current assets                        120,709     124,765
  Property, plant and equipment                        24,392      24,981
  Investments:
    Securities                                          6,496       6,725
    Notes receivable                                    1,114       1,298
    Oil and gas                                         5,416       5,998
  Intangible assets                                    29,024      29,318
  Deferred income tax assets                            1,477       1,715
  Other assets                                            989       1,323
  Non-current assets of discontinued
    real estate operations                             52,098      49,264
                                                     --------------------
                                                  $   241,715     245,387
                                                     ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                              $     8,172       7,475
    Notes payable                                       1,315       2,823
    Other current liabilities                           7,594       9,513
                                                     --------------------
          Total current liabilities                    17,081      19,811
  Notes payable                                             6           8
  Other liabilities                                     2,790       3,439
                                                     --------------------
          Total liabilities                            19,877      23,258
                                                     --------------------
  Minority interests                                   22,011      21,196
                                                     --------------------

  Stockholders' equity:
    Preferred stock of $1 par value.
      Authorized 3,000,000 shares;
      none issued                                        --          --
    Common stock of $1 par value.
      Authorized 24,000,000 shares;
        issued 7,500,000                                7,500       7,500
    Paid-in capital                                       996       1,002
    Equity adjustment from foreign
      currency translation                               (551)       (561)
    Retained earnings                                 220,677     223,169
                                                     --------------------
                                                      228,622     231,110
    Less:
      Cost of 1,080,862 shares of treasury stock
        (1994 - 1,121,739)                             28,795      30,177
                                                     --------------------
          Total stockholders' equity                  199,827     200,933
                                                     --------------------
                                                  $   241,715     245,387
                                                     ====================


See accompanying notes and management's discussion and analysis of financial statements.


SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Operations
- ----------------------------------------------------------------------------
                                                 Three months ended
                                                      March 31,
                                                 1995          1994
- ----------------------------------------------------------------------------
                                     (in thousands except per share amounts)

REVENUES
  Insurance services                        $   15,870        16,766
  Healthcare services                           14,363         9,770
  Other                                          3,195         3,014
                                               ---------------------
    Total revenues                              33,428        29,550

COSTS AND EXPENSES
  Insurance services                             6,626         7,886
  Healthcare services                           13,621         9,643
  Other                                          2,142         3,060
  Selling, general and administrative           11,928         9,307
                                               ---------------------
Loss from operations                              (889)         (346)

  Investment income - net                        1,264         1,526
  Other income (expense)                           (49)           79
                                               ---------------------
Earnings before income taxes                       326         1,259
  Income taxes                                     198           687
                                               ---------------------
Earnings before minority interests                 128           572
  Minority interests                               695           (76)
                                               ---------------------
NET EARNINGS (LOSS)                         $     (567)          648
                                               =====================
Per share of common stock:
  Net earnings (loss)                       $     (.09)          .10
  Dividends                                 $      .30           .30
  Book value                                $    31.13         33.26

Average shares outstanding                    6,409,565    6,543,292
Shares outstanding end of period              6,419,138    6,360,376


See accompanying notes and management's discussion and analysis of financial statements.


SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
- ------------------------------------------------------------------------------
                                                Three Months Ended
                                                  March 31, 1995
- ------------------------------------------------------------------------------
                                                  (in thousands)

Common stock:
  Balance, beginning of year		          $    7,500
                                                    ---------
  Balance, end of period               		       7,500
                                                    ---------
Paid-in capital:
  Balance, beginning of year	                       1,002
  Exercise of stock options                               (6)
                                                    ---------
  Balance, end of period                                 996
                                                    ---------
Foreign currency translation:
  Balance, beginning of year                            (561)
  Net change during period                                10
                                                    ---------
  Balance, end of period                                (551)
                                                    ---------
Retained earnings:
  Balance, beginning of year                         223,169
  Net loss                                              (567)
  Dividends paid                                      (1,925)
                                                    ---------
  Balance, end of period                             220,677
                                                    ---------
Less:
  Treasury stock:
  Balance, beginning of year                          30,177
  Exercise of stock options                           (1,382)
                                                    ---------
  Balance, end of period                              28,795
                                                    ---------

Stockholders' Equity                              $  199,827
                                                    =========

See accompanying notes and management's discussion and analysis of financial statements.


SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
- -------------------------------------------------------------------------------
                                                  Three months ended March 31,
                                                      1995            1994
- -------------------------------------------------------------------------------
OPERATING ACTIVITIES
Earnings (loss) from operations                   $     (567)           648
Adjustments to reconcile earnings from operations
 to net cash provided by operations:
  Depreciation and amortization                        3,067          4,365
  Earnings applicable to minority interests              695            (76)
  Change in short-term trading portfolio, net          3,369            (84)
  Change in accounts receivable                       (2,783)        (1,196)
  Change in accounts payable                             331            740
  Income taxes and other                               1,421           (624)
                                                    ------------------------
Net cash provided by operations                        5,533          3,773
                                                    ------------------------
INVESTING ACTIVITIES
Purchases of investments                                  (2)          (259)
Sales or maturities of investments                        44             87
Secruitization of receivables                          1,000           --
Additions to property, plant and equipment, net       (1,124)        (1,177)
Oil and gas investments                                  209            109
Short-term investments                                (7,295)         2,921
Net cash used by discontinued real estate operations  (3,081)          (579)
Other, net                                              (401)          (557)
                                                    ------------------------
Net cash provided (used) by investing activities     (10,650)           545
                                                    ------------------------
FINANCING ACTIVITIES
Borrowing (payments) under line of credit
  ageements, net                                      (1,462)        (1,272)
Payment of principal on long-term debt                   --            (108)
Payment of capital lease                                 (62)          (116)
Dividends paid                                        (1,926)        (1,907)
Purchase of treasury stock                               --         (12,952)
Issuance of common stock                               1,376            238
                                                    ------------------------
Net cash used by financing activities                 (2,074)       (16,117)
                                                    ------------------------
Effect of foreign currency translation                    (3)          (148)
                                                    ------------------------
Net decrease in cash and cash equivalents             (7,194)       (11,947)
Cash and cash equivalents - beginning of period        8,626         15,491
                                                    ------------------------
Cash and cash equivalents - end of period         $    1,432          3,544
                                                    ========================
Cash paid during the period for:
  Interest (net of amount capitalized)            $       80             83
                                                    ========================
  Income taxes, net                               $     (986)           622
                                                    ========================

See accompanying notes and management's discussion and analysis of financial statements.


SEAFIELD CAPITAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 1995 and 1994

(1) The financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to fairly state the Registrant's financial position at March 31, 1995 and December 31, 1994 and the results of its operations and cash flows for the periods ended March 31, 1995 and 1994. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and therefore included in the financial statements are certain amounts based on management's informed estimates and judgments. The financial information herein is not necessarily representative of a full year's operations because levels of sales, interest rates and other factors fluctuate throughout the fiscal year. These same considerations apply to all year to year comparisons. Certain 1994 amounts have been reclassified for comparative purposes with no effect on net earnings. See the Registrant's Annual Report pursuant to Section 13 to the Securities Exchange Act of 1934 (Form 10-K) for additional information not required by this Quarter's Report (Form 10-Q).

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

In 1988, a lawsuit was initiated against the Registrant's former insurance subsidiary by its former partners in the Quail Run real estate project in Santa Fe, New Mexico. The plaintiffs alleged that the project partnership agreement was improperly terminated, thus denying them an ongoing interest in the project, and the loss of their exclusive real estate brokerage arrangement.
The plaintiffs were seeking approximately $11 million in actual damages and unspecified punitive damages based upon alleged breaches of contract and fiduciary duty and economic compulsion. After a trial in July 1994, the jury returned a verdict absolving Registrant of any liability. Subsequent to the trial, the judge awarded Registrant approximately $250,000 in connection with marketing expenses which the plaintiffs were to have repaid. Plaintiffs have appealed all judgments against them. The appeal will likely be heard by the third quarter of 1995. Because the Quail Run project was retained by Registrant in connection with the sale of its former insurance subsidiary, Registrant defended the lawsuit under an indemnification arrangement with the purchaser of the former insurance subsidiary; all costs incurred and any judgments rendered in favor of the plaintiff will be for the account of the Registrant.

During 1992, Seafield received proposed adjustments from the Internal Revenue Service (IRS) with respect to 1986-87 federal income taxes. Seafield protested these adjustments during 1992. Later, the IRS determined to include the 1988-90 tax periods as part of its review. The original amount of additional taxes proposed by the IRS was approximately $17 million for the 1986-87 period. The IRS has said that it will soon issue a revised set of proposed adjustments for 1986-87 taking into account Seafield's protest. In addition, during the 1988-89 closing conference, the IRS agreed in principle to reverse some of the proposed adjustments made for the 1986-87 years by way of proposed adjustments during the 1988-89 years. The IRS has said that it expects to complete its examination and issue final proposed adjustments for the entire 1986-1990 period by the third quarter of 1995. Seafield will then protest those adjustments it deems improper. Subsequent to the ending of the first quarter of 1995, Seafield received notice that the IRS has denied Seafield's 1990 refund claim of $7.6 million, due to tentative proposed adjustments that the IRS expects to make for 1990. Seafield believes that it has meritorious defenses to many of the issues raised by the IRS, and adequate accruals for income tax liabilities.

In the opinion of management, after consultation with legal counsel and based upon current available information, none of these lawsuits is expected to have a material adverse impact on the consolidated financial position or results of operations of the Registrant.

(4) In February 1995, Registrant retained Alex. Brown and Sons Incorporated as financial advisor to assist the Registrant in considering strategic alternatives to maximize shareholder value. One alternative that the Registrant expects to pursue is a cash-option merger of the Registrant into LabOne. The board of directors will consider other business combination proposals that are presented to it. There can be no assurances that either a merger with LabOne or any other business combination will occur.

(5) Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" is required to be implemented for the year ending December 31, 1995. The adoption of this standard is not expected to have any significant impact on the Registrant's financial position or results of operations.

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" is required to be implemented for fiscal years beginning after December 15, 1995. The Registrant has not ascertained the impact, if any, on its financial position or results of operations.

(6) Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding and the common share equivalents of dilutive stock options, where applicable.


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


                     RESULTS OF OPERATIONS

Selected financial data
                                        Three months ended March 31,
                                        ----------------------------
                                           1995              1994
                                       -----------        ----------

Revenues                              $ 33,428,000        29,550,000
Loss from operations                  $   (889,000)         (346,000)
Investment income - net               $  1,264,000         1,526,000
Net earnings (loss)                   $   (567,000)          648,000


Per share:
  Net earnings (loss)                  $      (.09)              .10
  Dividends per share                  $       .30               .30
  Book value per share                 $     31.13             33.26

Average shares outstanding               6,409,565         6,543,292
Shares outstanding end of period         6,419,138         6,360,376


Insurance Services Segment

The following businesses are considered to be in the insurance services segment: laboratory testing for insurance industries, underwriting and policy administration services and insurance premium finance services.

LabOne, Inc. (LabOne), an 82% owned subsidiary of Seafield Capital Corporation (Seafield), is a publicly-traded company (NASDAQ-LABS). LabOne provides high-quality, low-cost laboratory and substance abuse testing services to insurance companies, physicians and employers.

LabOne provides risk-appraisal laboratory testing services to the insurance industries in the United States and Canada. The tests performed are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on individual life insurance policy applicants. LabOne also provides testing services on individual and group medical and disability policy applicants.

LabOne's revenues in the first quarter 1995 were $14.7 million as compared to $15.3 million in the same period last year. The 4% decrease can be attributed primarily to decreases in insurance laboratory revenue of $1.1 million. The total number of applicants tested in the first quarter 1995 decreased by 6% as compared to the same quarter last year. Average revenue per applicant declined 3% during the first quarter 1995 as compared to 1994's first quarter.

LabOne's cost of sales for insurance testing services decreased in the first quarter of 1995 compared to the prior year's first quarter. This was due primarily to decreases in depreciation and specimen collection kit expenses.

During December 1994, the FDA gave premarket approval to Epitope, Inc. with respect to its OraSure (registered trademark) specimen collection kit for oral fluid HIV-1 antibody testing. This approval enables LabOne to resume oral fluid HIV-1 antibody testing in the United States.

In March 1995, LabOne and Epitope entered into a new supply and distribution agreement to market OraSure kits. LabOne maintains the non-exclusive right to purchase kits and use them for purposes of risk assessment of applicants in connection with the underwriting of insurance. LabOne no longer retains the exclusive rights for insurance testing services in Canada. In addition, LabOne no longer retains first refusal rights for exclusive insurance testing services in other foreign countries.

Due to the lower collection expense associated with the OraSure kit, the potential exists for a significant expansion of the testing market. Conversely, the device also has the potential to cannibalize part of the existing blood and urine testing market. The net impact of the approval of the OraSure device cannot be determined at this time.

The insurance premium finance services operations were profitable during the first quarters of 1995 and 1994. New premium contracts financed in 1995's first quarter totaled $17.5 million, compared to $15.3 million in 1994's first quarter. The number of contracts written in 1995 increased 25% to 3,745 contracts. This subsidiary has a $30 million receivable sales facility with a bank. Net receivables were $7.5 million with $22 million securitized.

The underwriting and policy administration services business revenues increased 50% in 1995's first quarter compared to 1994's first quarter revenues. Losses continue to be incurred by this subsidiary with 1995's first quarter loss approximating 1994's first quarter loss.


Healthcare Services Segment

The following businesses are considered to be in the healthcare services segment: advanced cancer treatment services, laboratory testing for physicians and employers, substance abuse laboratory testing, radiopharmaceuticals and related services for nuclear medicine.

Response Technologies, Inc. (Response), a 59% owned subsidiary of Seafield, is a publicly-traded company (AMEX-RTK). Response is a leading provider of advanced cancer treatments and related services, principally on an outpatient basis, through treatment centers owned or managed by Response. The owned centers, known as IMPACT(registered trademark) (IMPlementing Advanced Cancer Treatments) Centers, are staffed by experienced oncology nurses, pharmacists, laboratory technologists, and other support personnel to deliver outpatient services under the direction of private practicing oncologists. The primary treatments provided by the centers involve high-dose chemotherapy coupled with support of the patient's immune system through the use of autologous peripheral blood stem cell reinfusion. The centers also provide home pharmacy and outpatient infusional services for their patients.

Beginning in 1994, Response began expanding its network of centers to include hospital-affiliated centers. These centers may entail a management agreement (managed centers) or a jointly-owned entity (jointly-owned centers). For managed centers, Response provides technical and administrative services, including treatment protocols and data management, employee training and reimbursement support. Patient care and laboratory services are provided and billed to third parties by the host hospital, with a management fee paid to Response.

For jointly-owned centers, Response and the host hospital contribute cash and other forms of capital to establish an entity to provide outpatient and inpatient services to its patients. These entities will purchase services from the hospital to deliver and manage complex cancer treatments.

As of March 31, 1995, Response had 28 IMPACT Centers and seven managed centers located in 19 states. Subsequent to quarter-end, Response announced the establishment of its first jointly-owned center. Response anticipates continued nationwide expansion over the next few years, primarily through the establishment of additional jointly-owned centers.

Response reported net earnings of $828,000 for the quarter ended March 31, 1995 on revenues of $11.2 million, compared to the prior year's first quarter net loss of $972,000 on revenues of $8.5 million. Response's increase in revenue is primarily attributable to increased patient referrals. Revenue for the current quarter also included approximately $270,000 related to efforts to begin conducting pharmaceutical contract research in parallel with clinical trials data management activities.

Response's operating expenses increased $938,000 or 13% between the quarters ended March 31, 1995 and 1994. These expenses consist of payroll costs, pharmaceutical and laboratory expenses, medical director fees, rent expense and other operational expenses, and display a high degree of variability in proportion to patient services revenue. Operating expenses as a percent of net revenue were 73% in 1995's first quarter compared to 86% for the same period of 1994. This decrease is primarily attributable to operating efficiencies at higher levels of center activity and certain fixed operating expenses being spread over a larger revenue base.

Response's general and administrative costs increased $207,000 or 20% between the quarters ended March 31, 1995 and 1994. This increase is primarily attributable to increases in administrative payroll and related costs. As a percentage of net revenue, general and administrative costs were 11% in 1995's first quarter compared to 12% for the same period of 1994. Response's depreciation and amortization expense decreased $140,000 or 25%. This decrease is primarily attributable to startup costs of many centers being fully amortized after a two-year operational period.

Response's provision for doubtful accounts decreased $55,000 or 9% between the quarters ended March 31, 1995 and 1994. The provision as a percentage of net revenue was 5% for the quarter ending March 31, 1995, compared to 7% in 1994's first quarter. The decrease is attributable to a higher proportion of contracted patient accounts, improved collections performance and an increase in revenues from physician sales, hospital management fees, and contract research for which collection is more certain.

LabOne's clinical laboratory testing services are provided to the health-care industry to aid in the diagnosing and treatment of patients. LabOne has established a network of Patient Service Centers (PSCs) and affiliations with other centers in Northern California, Des Moines and the Kansas City area for the collection of specimens for testing. This network became operational during the fourth quarter of 1994. Additionally, LabOne maintains its own courier fleet to retrieve specimens for transport to the laboratory.

LabOne is certified by the Substance Abuse and Mental Health Services Administration (SAMHSA, formerly NIDA) to perform substance abuse testing services for federally regulated employers and is currently marketing these services throughout the country to both regulated and nonregulated employers. LabOne's 24 to 48 hour turnaround and multiple testing options help clients reduce down time for affected employees and meet mandated drug screening guidelines.

LabOne's clinical and substance abuse testing revenues were $666,000 in 1995's first quarter. Cost of sales for clinical and substance abuse testing were $2.1 million in 1995 first quarter while associated general and administrative expenses were approximately $800,000.

Another healthcare subsidiary, Pyramid Diagnostic Services, Inc. (Pyramid), reported a slight loss in the first quarters of 1995 and 1994. Currently, nine pharmacies distribute radiopharmaceuticals and related services to nuclear medicine departments, clinics and hospitals. Current plans are to concentrate on increasing revenues at existing pharmacies until profitability is achieved. Pyramid's long-term business plan is to continue to open pharmacies with a minimum objective of fifteen pharmacies.


Other Operating Results

In 1995's first quarter, Seafield's long-term compensation program was reviewed. Seafield's Compensation Committee decided to time vest two tranches of restricted stock awards which were already price vested. Time vesting of one of the tranches would have occurred in October 1995 and the other in October 1996. The first quarter 1995 earnings impact was a non-recurring charge of approximately $800,000 after tax benefits.

Other revenues in 1995's first quarter included $3.2 million by a real estate, personal property, sales and use tax consulting subsidiary, compared to $2 million in 1994's first quarter.

Other investments contributing earnings include venture capital and liquidity investments. The return on short-term investments is included in the investment income line in the consolidated statements of operations. Investment income totaled $1.3 million in 1995's first quarter compared to $1.5 million in last year's first quarter. In 1995, the consolidated effective tax rate was primarily impacted by non-deductible goodwill amortization, losses not available for state tax benefits and utilization of subsidiary prior years' losses.

Seafield has investments in two majority-owned entities that are publicly traded, LabOne and Response. At March 31, 1995, based on the market prices of publicly-traded shares of these two subsidiaries, pretax unrealized gains of approximately $101 million on these investments were not reflected in either Seafield's book value or stockholders' equity.


Real Estate-discontinued operations

After reviewing sales activity and appraisals in 1992, Seafield believed it was an appropriate time to discontinue real estate operations and sell the remaining real estate assets as soon as practicable. Seafield holds real estate through a wholly-owned subsidiary, Scout Development Corporation. The real estate holdings are diverse in location and include residential land, undeveloped land, single-family housing and commercial structures.

As a result of the decision to discontinue real estate, a $6 million after-tax provision for estimated write-downs and costs through final disposition was included in 1992's financial statements. An additional $2.9 million after-tax loss provision was recorded in the fourth quarter of 1994 for a sales contract signed in January 1995 on approximately 800 acres of Texas land. This contract was recently canceled. Negotiations are currently in progress with a different buyer for this Texas land.

Real estate revenues were $1.4 million during 1995's first quarter compared to $1.8 million in last year's first quarter. The 1995 sales include 1 commercial parcel in Kansas, 1 commercial parcel in Texas and 2 residential lots and units in Florida and New Mexico. The 1994 sales include 2 residential lots in Texas and 7 residential lots and units in Florida and New Mexico.



LIQUIDITY AND CAPITAL RESOURCES

On March 31, 1995, at the holding company level, Seafield had available for operations approximately $26.5 million in cash and short-term investments with an additional $6 million in long-term securities. On a consolidated basis, Seafield and its subsidiaries (primarily LabOne with $40.7 million) had $72.5 million in cash and short-term investments at March 31, 1995. Current assets totaled approximately $120.7 million while current liabilities totaled $17.1 million. Net cash provided by continuing operations totaled $5.5 million in 1995's first quarter compared to $3.8 million in last year's first quarter. The 46% increase primarily reflects a change in the short-term trading portfolio.

In August 1990, Seafield's board of directors rescinded a previous authorization and passed a new authorization of up to $70 million for the acquisition of Seafield and LabOne common stock. Up to $20 million of this authorization could be utilized to purchase LabOne stock.

In January 1994, Seafield's board of directors approved an additional $8.4 million authorization necessary to complete an acquisition of 382,350 Seafield shares for $13 million. During 1995's first quarter, treasury stock issued for exercised options totaled 40,877 shares.

In 1993, Seafield's board of directors approved an additional $5 million for the purchase of LabOne's stock. In 1995, Seafield did not acquire any shares of LabOne stock. At March 31, 1995, the remaining aggregate authorization totals $7.7 million.

Seafield is primarily a holding company. Sources of cash are investment income and sales, borrowings and dividends from subsidiaries. The dividend paying capabilities of subsidiaries may be restricted as to their transfer to the parent company. The primary uses of cash for Seafield are investments, subsidiary stock purchases and dividends to shareholders.

During 1992, Seafield received proposed adjustments from the Internal Revenue Service (IRS) with respect to 1986-87 federal income taxes. Seafield protested these adjustments during 1992. Later, the IRS determined to include the 1988-90 tax periods as part of its review. The original amount of additional taxes proposed by the IRS was approximately $17 million for the 1986-87 period. The IRS has said that it will soon issue a revised set of proposed adjustments for 1986-87 taking into account Seafield's protest. In addition, during the 1988-89 closing conference, the IRS agreed in principle to reverse some of the proposed adjustments made for the 1986-87 years by way of proposed adjustments during the 1988-89 years. The IRS has said that it expects to complete its examination and issue final proposed adjustments for the entire 1986-1990 period by the third quarter of 1995. Seafield will then protest those adjustments it deems improper. Subsequent to the ending of the first quarter of 1995, Seafield received notice that the IRS has denied Seafield's 1990 refund claim of $7.6 million, due to tentative proposed adjustments that the IRS expects to make for 1990. Seafield believes that it has meritorious defenses to many of the issues raised by the IRS, and adequate accruals for income tax.

In 1988, LabOne's board of directors authorized up to $25 million to enter the market from time to time for the purpose of acquiring shares of LabOne's common stock. As of March 31, 1995, LabOne had acquired 2,099,235 shares at a total cost of $22.7 million. There were no shares purchased during the first quarter of 1995.

LabOne paid quarterly dividends during 1994 and the first quarter of 1995. As an 82% owner, Seafield received $1.9 million of cash as dividends from LabOne in 1995. LabOne's working capital position decreased by $500,000 to $48.1 million at March 31, 1995. LabOne expects to fund operations, capital additions and future dividend payments from a combination of cash reserves, cash flow and short-term borrowings.

LabOne had no short-term borrowings during 1995 and an unsecured $1 million line of credit available for general corporate purposes. During 1995's first quarter, LabOne invested $700,000 in additional property, plant, and equipment.

Response's working capital at March 31, 1995 was $13.1 million with current assets of $18.2 million and current liabilities of $5.1 million. Cash and cash equivalents and short-term investments represent $3.3 million of Response's current assets. At March 31, 1995, Response had a $5 million revolving bank line of credit secured by eligible accounts receivable. The line expired April 1, 1995 and was renewed at $2.5 million for a one-year term. Response had no borrowings under its line of credit as of March 31, 1995.

Response had no material commitments for capital expenditures at March 31, 1995. Response believes that its cash and capital resources, together with available credit facilities, will be sufficient to finance current operations and expansion of its network of IMPACT Centers.


NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" is required to be implemented for the year ending December 31, 1995. The adoption of this standard is not expected to have any significant impact on Seafield's financial position or results of operations.

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" is required to be implemented for fiscal years beginning after December 15, 1995. Seafield has not ascertained the impact, if any, on its financial position or results of operations.

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

In 1988, a lawsuit was initiated against the Registrant's former insurance subsidiary by its former partners in the Quail Run real estate project in Santa Fe, New Mexico. The plaintiffs alleged that the project partnership agreement was improperly terminated, thus denying them an ongoing interest in the project, and the loss of their exclusive real estate brokerage arrangement.
The plaintiffs were seeking approximately $11 million in actual damages and unspecified punitive damages based upon alleged breaches of contract and fiduciary duty and economic compulsion. After a trial in July 1994, the jury returned a verdict absolving Registrant of any liability. Subsequent to the trial, the judge awarded Registrant approximately $250,000 in connection with marketing expenses which the plaintiffs were to have repaid. Plaintiffs have appealed all judgments against them. The appeal will likely be heard by the third quarter of 1995. Because the Quail Run project was retained by Registrant in connection with the sale of its former insurance subsidiary, Registrant defended the lawsuit under an indemnification arrangement with the purchaser of the former insurance subsidiary; all costs incurred and any judgments rendered in favor of the plaintiff will be for the account of the Registrant.

In the opinion of management, after consultation with legal counsel and based upon current available information, none of these lawsuits is expected to have a material adverse impact on the consolidated financial position or results of operations of the Registrant.

Item 2.  Changes in Securities
         (a)  Changes in Securities:  None

         (b) Under the Missouri General Corporation Law, no dividends to stockholders may be declared or paid at a time when the net assets of the corporation are less than its stated capital or when the payment thereof would reduce the net assets of the corporation below its stated capital. At March 31, 1995 the net assets of Seafield Capital Corporation exceeded its stated capital by $192,327,000.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Securities Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
              27     Financial Data Schedule

         (b)  Reports on Form 8-K:
              A current report on Form 8-K was filed with the Commission on February 14, 1995. This Form 8-K reported that the Registrant issued a news release on February 10, 1995. The text of the news release is as follows:
"Seafield Capital Corporation (Seafield) announced today that it has retained Alex. Brown and Sons Incorporated as financial advisor to assist the Company in considering strategic alternatives to maximize shareholder value. Seafield is a holding company that owns 82% of LabOne, Inc. (NASDAQ - "LABS") and 59% of Response Technologies, Inc. (ASE - "RTK") as well as a number of other investments and cash equivalents. LabOne, Inc. is the nation's leading insurance laboratory testing company and Response Technologies, Inc. is a prominent cancer treatment company with over 30 treatment centers.

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

Seafield's Board also will consider other business combination proposals that are presented to it. Seafield cautioned that there can be no assurances that either a merger with LabOne or any other business combination will occur."



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Seafield Capital Corporation

Date May 11, 1995                    By  /s/  James R. Seward
                                        ----------------------------
                                        James R. Seward
                                        Executive Vice President
                                        and Chief Financial Officer


Date May 11, 1995                    By  /s/  Steven K. Fitzwater
                                        ----------------------------
                                        Steven K. Fitzwater
                                        Vice President, Chief Accounting
                                        Officer and Secretary