Form 10-Q
period 1995-06-30
SEAFIELD CAPITAL CORP
filed 1995-08-10
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q



          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        -----              SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1995

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
Number of shares outstanding of only class of Registrant's common stock as of
August 4, 1995:   $1 par value common - 6,440,503


PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
----------------------------------------------------------------------------
                                                    June 30,   December 31,
                                                      1995         1994
----------------------------------------------------------------------------
                                                          (in thousands)
ASSETS
  Current assets:
    Cash and cash equivalents                     $     3,296       8,626
    Short-term investments                             78,216      67,631
    Accounts and notes receivable                      27,131      32,871
    Current income tax receivable                       5,566       2,311
    Deferred income tax assets                            690       1,766
    Other current assets                                7,084      10,813
    Current assets of discontinued
      real estate operations                            1,763         747
                                                     --------------------
          Total current assets                        123,746     124,765
  Property, plant and equipment                        23,629      24,981
  Investments:
    Securities                                          6,359       6,725
    Notes receivable                                    1,061       1,298
    Oil and gas                                         5,415       5,998
  Intangible assets                                    23,950      29,318
  Deferred income tax assets                            1,624       1,715
  Other assets                                            492       1,323
  Non-current assets of discontinued
    real estate operations                             52,750      49,264
                                                     --------------------
                                                  $   239,026     245,387
                                                     ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                              $     8,119       7,475
    Notes payable                                         297       2,823
    Other current liabilities                           7,164       9,513
                                                     --------------------
          Total current liabilities                    15,580      19,811
  Notes payable                                             5           8
  Other liabilities                                     2,876       3,439
                                                     --------------------
          Total liabilities                            18,461      23,258
                                                     --------------------
  Minority interests                                   20,942      21,196
                                                     --------------------

  Stockholders' equity:
    Preferred stock of $1 par value.
      Authorized 3,000,000 shares;
      none issued                                        --          --
    Common stock of $1 par value.
      Authorized 24,000,000 shares;
        issued 7,500,000 shares                         7,500       7,500
    Paid-in capital                                       990       1,002
    Equity adjustment from foreign
      currency translation                               (471)       (561)
    Retained earnings                                 220,393     223,169
                                                     --------------------
                                                      228,412     231,110
    Less:
      Cost of 1,078,674 shares of treasury stock
        (1994 - 1,121,739)                             28,789      30,177
                                                     --------------------
          Total stockholders' equity                  199,623     200,933
                                                     --------------------
                                                  $   239,026     245,387
                                                     ====================


See accompanying notes and management's discussion and analysis of financial statements.


SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
-------------------------------------------------------------------------------
                                  Three Months Ended        Six Months Ended
                                       June 30,                  June 30,
                                  1995         1994         1995         1994
-------------------------------------------------------------------------------
                                    (in thousands except per share amounts)
REVENUES
  Insurance services         $   15,011       17,442       30,881       34,208
  Healthcare services            14,913       10,783       29,276       20,553
  Other                           2,840        2,709        6,035        5,723
                               ----------------------    ----------------------
    Total revenues               32,764       30,934       66,192       60,484

COSTS AND EXPENSES
  Insurance services              6,391        8,611       13,017       16,497
  Healthcare services            13,924       10,038       27,545       19,681
  Other                           2,761        2,544        4,903        5,604
  Selling, general
    and administrative           11,391        9,864       23,319       19,171
                                ---------------------    ----------------------
Loss from operations             (1,703)        (123)      (2,592)        (469)
  Investment income - net         2,267          749        3,531        2,275
  Other income (loss)            (1,434)          43       (1,483)         122
                                ---------------------    ----------------------
Earnings (loss) before
    income taxes                   (870)         669         (544)       1,928
  Income taxes (benefits)        (2,973)         464       (2,775)       1,151
                               ----------------------    ----------------------
Earnings before
    minority interests            2,103          205        2,231          777
  Minority interests                460          158        1,155           82
                               ----------------------    ----------------------
Net earnings                  $   1,643           47        1,076          695
                               ======================    ======================

Per share of common stock:
  Net earnings                $     .26          .01          .17          .11
  Dividends                   $     .30          .30          .60          .60
  Book value                  $   31.09        32.96        31.09        32.96

Average shares outstanding    6,501,596    6,508,044    6,455,581    6,525,668

Shares outstanding
  end of period               6,421,326    6,361,021    6,421,326    6,361,021


See accompanying notes and management's discussion and analysis of financial statements.


SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
------------------------------------------------------------------------------
                                                Six Months Ended
                                                  June 30, 1995
------------------------------------------------------------------------------
                                                  (in thousands)

Common stock:
  Balance, beginning of year                      $    7,500
                                                    ---------
  Balance, end of period                               7,500
                                                    ---------
Paid-in capital:
  Balance, beginning of year                           1,002
  Exercise of stock options                              (12)
                                                    ---------
  Balance, end of period                                 990
                                                    ---------
Foreign currency translation:
  Balance, beginning of year                            (561)
  Net change during period                                90
                                                    ---------
  Balance, end of period                                (471)
                                                    ---------
Retained earnings:
  Balance, beginning of year                         223,169
  Net earnings                                         1,076
  Dividends paid                                      (3,852)
                                                    ---------
  Balance, end of period                             220,393
                                                    ---------
Less:
  Treasury stock:
  Balance, beginning of year                          30,177
  Exercise of stock options                           (1,388)
                                                    ---------
  Balance, end of period                              28,789
                                                    ---------

Stockholders' Equity                              $  199,623
                                                    =========

See accompanying notes and management's discussion and analysis of financial statements.


SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------
                                                    Six months ended June 30,
                                                      1995            1994
-------------------------------------------------------------------------------
OPERATING ACTIVITIES
Earnings from operations                           $   1,076            695
Adjustments to reconcile earnings from operations
 to net cash provided by operations:
  Depreciation and amortization                        7,078          7,494
  Earnings applicable to minority interests            1,155             82
  Change in short-term trading portfolio, net         (4,425)           762
  Change in accounts receivable                       (2,709)           939
  Change in accounts payable                           1,231          1,222
  Income taxes and other                               1,874           (604)
                                                    ------------------------
Net cash provided by operations                        5,280         10,590
                                                    ------------------------
INVESTING ACTIVITIES
Purchases of investments                                  (2)        (2,207)
Sales or maturities of investments                       150            242
Secruitization of receivables                          1,500          2,300
Additions to property, plant and equipment, net       (2,083)        (2,683)
Oil and gas investments                                 (323)          (666)
Short-term investments                                (9,362)           957
Proceeds from sale of subsidiaries                     9,849           --
Net cash used by discontinued real estate operations  (4,502)            27
Other, net                                              (726)          (604)
                                                    ------------------------
Net cash provided (used) by investing activities      (5,499)        (2,634)
                                                    ------------------------
FINANCING ACTIVITIES
Payments under line of credit agreements, net         (2,469)        (1,870)
Payment of principal on long-term debt                   (72)           (57)
Payment of capital lease                                (112)          (210)
Dividends paid                                        (3,852)        (3,816)
Purchase of treasury stock                               --         (12,952)
Issuance of common stock                               1,376            238
                                                    ------------------------
Net cash used by financing activities                 (5,129)       (18,667)
                                                    ------------------------
Effect of foreign currency translation                    18           (146)
                                                    ------------------------
Net decrease in cash and cash equivalents             (5,330)       (10,857)
Cash and cash equivalents - beginning of period        8,626         15,491
                                                    ------------------------
Cash and cash equivalents - end of period         $    3,296          4,634
                                                    ========================
Cash paid during the period for:
  Interest (net of amount capitalized)            $      100            160
                                                    ========================
  Income taxes, net                               $     (545)           583
                                                    ========================

See accompanying notes and management's discussion and analysis of financial statements.


SEAFIELD CAPITAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 1995 and 1994

(1) The financial information furnished herein is unaudited; however, in the opinion of management, the financial information reflects all adjustments which are necessary to fairly state the Registrant's financial position at June 30, 1995 and December 31, 1994 and the results of its operations and cash flows for the periods ended June 30, 1995 and 1994. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and therefore included in the financial statements are certain amounts based on management's informed estimates and judgments. The financial information herein is not necessarily representative of a full year's operations because levels of sales, interest rates and other factors fluctuate throughout the fiscal year. These same considerations apply to all year to year comparisons. Certain 1994 amounts have been reclassified for comparative purposes with no effect on net earnings. See the Registrant's Annual Report pursuant to Section 13 to the Securities Exchange Act of 1934 (Form 10-K) for additional information not required by this Quarter's Report (Form 10-Q).

(2) Cash and cash equivalents include demand deposits in banks and overnight investments.

(3) A lawsuit was initiated in 1986 by the Registrant's former insurance subsidiary against an architectural and engineering firm and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the costs had been incurred prior to any discussions regarding a sale of the insurance subsidiary, Registrant negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. Thus, any recovery will be for the benefit of the Registrant and all costs incurred in connection with the litigation will be paid by the Registrant. Any ultimate recovery will be recognized as income when received and would be subject to income taxes. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment granted in 1992 in favor of the Registrant; the Court of Appeals set aside $1.7 million of the judgment and remanded the balance of the case to the trial court for a jury trial limited to the question of whether or not the applicable statute of limitations barred the claim. The retrial is expected to occur in the first quarter of 1996.

In 1988, a lawsuit was initiated against the Registrant's former insurance subsidiary by its former partners in the Quail Run real estate project in Santa Fe, New Mexico. The plaintiffs alleged that the project partnership agreement was improperly terminated, thus denying them an ongoing interest in the project, and the loss of their exclusive real estate brokerage arrangement. The plaintiffs were seeking approximately $11 million in actual damages and unspecified punitive damages based upon alleged breaches of contract and fiduciary duty and economic compulsion. After a trial in July 1994, the jury returned a verdict absolving Registrant of any liability. Subsequent to the trial, the judge awarded Registrant approximately $250,000 in connection with marketing expenses which the plaintiffs were to have repaid. In April 1995, the court awarded Registrant approximately $64,000 in costs with interest until paid. Plaintiffs have appealed all judgments against them. The appeal will likely be considered by the court in the fourth quarter of 1995, with a ruling expected in the first half of 1996. Because the Quail Run project was retained by Registrant in connection with the sale of its former insurance subsidiary, Registrant defended the lawsuit under an indemnification arrangement with the purchaser of the former insurance subsidiary; all costs incurred and any judgments rendered in favor of the plaintiff will be for the account of the Registrant.

In the opinion of management, after consultation with legal counsel and based upon current available information, none of these lawsuits is expected to have a material adverse impact on the consolidated financial position or results of operations of the Registrant.

During 1992, the Registrant received proposed adjustments from the Internal Revenue Service (IRS) with respect to 1986-87 federal income taxes. The Registrant protested these adjustments during 1992. Later, the IRS determined to include the 1988-90 tax periods as part of its review. The original amount of additional taxes proposed by the IRS was approximately $17 million for the 1986-87 period. In May 1995, the IRS issued a revised 1986-87 adjustment report reducing the original amount of proposed taxes to $13.5 million. This new report will be protested.

In June 1995, the IRS issued its 1988-89 report which includes reversals of some additional taxes in the 1986-87 report. The amount of additional proposed taxes for 1988-89 is $182,000. The IRS has said it plans to issue its proposed tax adjustments for 1990 by the third quarter 1995. The IRS has sent one proposed adjustment for 1990 totaling $9.1 million in additional taxes. The IRS has used this proposed adjustment to deny the Registrant's 1990 net operating and net capital loss carryback claim for refund of $7.6 million.
The effect is to propose additional net taxes of $1.5 million for 1990. These proposed adjustments will be protested as well. The Registrant believes that it has meritorious defenses to many of the issues raised by the IRS, and adequate accruals for income tax liabilities.

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

(5) Registrant sold its 80.1% owned subsidiary, Agency Premium Resource, Inc., during the second quarter. The sale generated an after-tax gain of $1.4 million with sale proceeds totaling $9.6 million.

The Registrant also completed an asset sale by Tenenbaum & Associates, Inc., a 79% owned subsidiary. The earnings effect of this sale and liquidation of the subsidiary is approximately break-even with after-tax proceeds equaling book value.

(6) Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" is required to be implemented for the year ending December 31, 1995. The adoption of this standard is not expected to have any significant impact on the Registrant's financial position or results of operations.

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" is required to be implemented for fiscal years beginning after December 15, 1995. The Registrant has not ascertained the impact, if any, on its financial position or results of operations.

(7) Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding and the common share equivalents of dilutive stock options, where applicable.


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


                          RESULTS OF OPERATIONS

Selected financial data
                              Three months ended        Six Months Ended
                                   June 30,                 June 30,
                           -----------------------   -----------------------
                              1995         1994         1995         1994
                           ----------   ----------   ----------   ----------

Revenues                 $ 32,764,000   30,934,000   66,192 000   60,484,000
Loss from operations     $ (1,703,000)    (123,000)  (2,592,000)    (469,000)
Investment income - net  $  2,267,000      749,000    3,531,000    2,275,000
Net earnings             $  1,643,000       47,000    1,076,000      695,000


Per share:
  Net earnings           $        .26          .01          .17          .11
  Dividends per share    $        .30          .30          .60          .60
  Book value per share   $      31.09        32.96        31.09        32.96

Average shares
  outstanding               6,501,596    6,508,044    6,455,581    6,525,668
Shares outstanding
  end of period             6,421,326    6,361,021    6,421,326    6,361,021


Insurance Services Segment

The following businesses are considered to be in the insurance services segment: laboratory testing for insurance industries, insurance premium finance services and underwriting and policy administration services. On May 31, 1995, the insurance premium finance services subsidiary was sold. During 1995's third quarter, the underwriting and policy administration services subsidiary was sold.

LabOne, Inc. (LabOne), an 82% owned subsidiary of Seafield Capital Corporation (Seafield), is a publicly-traded company (NASDAQ-LABS). LabOne provides risk appraisal, clinical and substance-abuse testing services to insurance companies, physicians and employers.

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

LabOne's reported net earnings of $1 million for the second quarter of 1995 compared to the prior year's second quarter net earnings of $1.9 million. For the six months ended June 30, 1995, LabOne's reported net earnings of $2.2 million on revenues of $29.3 million, compared to the prior year's six months net earnings of $3.9 million on revenues of $30.8 million.

LabOne's revenues in the second quarter 1995 were $14.6 million as compared to $15.6 million in the same period last year. The 6% decrease can be attributed to decreases in insurance laboratory revenue of $1.9 million. The total number of applicants tested in the second quarter 1995 decreased by 9% as compared to the same quarter last year primarily due to a national decline in the number of life insurance policies written. Average revenue per insurance applicant declined 7% during the second quarter 1995 as compared to 1994's second quarter due to continued competitive pressures.

LabOne's cost of sales for insurance testing services decreased 19% in the second quarter of 1995 compared to the prior year's second quarter. This was due to decreases in Canadian expenses, depreciation expense and net postage. LabOne consolidated its Canadian laboratory testing with the Lenexa, Kansas facility during the third quarter of 1994 resulting in a decrease in costs of sales. Depreciation expense decreased due to certain equipment being fully depreciated.

The insurance premium finance services operations were profitable during 1995 and 1994. On May 31, 1995, this subsidiary, Agency Premium Resource, Inc., was sold. Seafield generated proceeds of $9.6 million and an after-tax gain of $1.4 million on the sale.

The underwriting and policy administration services business incurred losses in the first six months of 1995 approximating 1994's comparative period losses. On July 17, 1995, this subsidiary, International Underwriting Services, Inc., was sold. Seafield generated proceeds of $2.1 million and an after-tax gain of approximately $1 million in 1995's third quarter.


Healthcare Services Segment

The following businesses are considered to be in the healthcare services segment: advanced cancer treatment services, laboratory testing for physicians and employers, substance abuse laboratory testing, and radiopharmaceuticals and related services for nuclear medicine.

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

For jointly-owned centers, Response and the host hospital contribute cash and other forms of capital to establish an entity to provide outpatient and inpatient services to its patients. These entities will purchase services from the hospital to deliver and manage complex cancer treatments. Response contemplates that it will maintain management control of these jointly-owned programs, and accordingly, plans to include the results of operations on a consolidated basis.

As of June 30, 1995, Response had 28 IMPACT Centers, seven managed centers and one jointly-owned center located in 19 states. Subsequent to quarter-end, Response announced the establishment of two additional jointly-owned centers. Response anticipates continued nationwide expansion over the next few years, primarily through the establishment of jointly-owned centers.

Response reported net earnings of $729,000 and $1.6 million for the quarter and six months ended June 30, 1995 compared to net losses of $546,000 and $1.5 million for the same periods last year. Revenues for the quarter ended June 30, 1995 of $11.4 million increased $2.1 million or 22% when compared to the quarter ended June 30, 1994. Revenues for the six months ended June 30, 1995 of $22.6 million increased $4.8 million or 27% when compared to the six months ended June 30, 1994. Revenues for the quarter and six months ended June 30, 1995 also included approximately $297,000 and $567,000, respectively, related to efforts to begin conducting pharmaceutical contract research in parallel with clinical trials data management activities.

Response's operating expenses for 1995's second quarter increased $736,000 or 10% when compared to 1994's second quarter. Operating expenses for 1995's first six months increased $1.7 million or 11% when compared to 1994's first six months. These expenses consist of payroll costs, pharmaceutical and laboratory expenses, rent expense and other expenses. Operating expenses display a high degree of variability in proportion to patient services revenue. Operating expenses as a percent of revenue decreased to 73% during 1995's second quarter from 81% in the 1994's second quarter. Similarly, operating expenses as a percent of revenue during the first six months of 1995 decreased to 73% from 83% in 1994's first six months. These decreases are primarily attributable to operating efficiencies at higher levels of center activity and certain fixed operating expenses being spread over a larger revenue base.

Response's general and administrative costs in 1995's second quarter increased $249,000 or 22% when compared to 1994's second quarter. These expenses increased $455,000 or 21% for the six months ended June 30, 1995 when compared to 1994's first six months. These increases are primarily attributable to increases in administrative payroll and related costs. As a percentage of revenue, general and administrative costs were 12% for all periods reported. Response's depreciation and amortization expense decreased $73,000 or 14% during the second quarter and decreased $213,000 or 20% in the first six months of 1995. These decreases are primarily attributable to startup costs of many centers being fully amortized.

Response's provision for doubtful accounts decreased 9% during the quarter and first six months ended June 30, 1995. The provisions as a percentage of revenue were 5% in both the second quarter and first six months ended June 30, 1995 compared to 7% in 1994's second quarter and first six months. The decreases are attributable to a higher proportion of contract patient accounts, improved collections performance and an increase in revenues from physician sales, hospital management fees, and contract research for which collection is more certain.

LabOne's clinical laboratory testing services are provided to the health-care industry to aid in the diagnosing and treatment of patients. LabOne has entered into contracts with several professional organizations to serve as LabOne approved service centers for the collection of specimens for testing. LabOne plans to continue to increase the number of these sites beyond the base of over 200 sites in more than 30 metropolitan areas. Additionally, LabOne maintains its own courier fleet or coordinates the retrieval of specimens for transport to the laboratory.

LabOne is certified by the Substance Abuse and Mental Health Services Administration (SAMHSA) to perform substance-abuse testing services for federally regulated employers. LabOne markets substance-abuse testing services throughout the country to both regulated and nonregulated employers. LabOne's 24 to 48 hour turnaround and multiple testing options help clients reduce down time for affected employees and meet mandated drug screening guidelines.

In July 1995, LabOne announced that it and PCS Health Systems had signed an agreement with The Guardian Life Insurance Company of American (The Guardian) to provide the Lab Card laboratory benefit management (LBM) program to certain Guardian plan holders. Initially, laboratory testing services will be offered in Northern California, involving more than 30,000 covered lives. It is anticipated that services under this agreement will begin during the third quarter of 1995. Subsequent to service in Northern California, LabOne anticipates that its services may be offered to The Guardian's customer base throughout the nation. The Guardian provides health coverage to over 1,500,000 people in the United States.

Beginning the third quarter 1995, the Lab Card Program will be offered nationwide through an active sales and marketing effort to insurance carriers, as well as to self-insured and partially-insured companies and other organizations. Through its LBM program, LabOne has developed Lab Card to reduce the total cost of outpatient laboratory testing by as much as 50 percent. By using Lab Card, patients incur no out-of-pocket expenses for outpatient lab work, and their employers save substantially against their current lab expenditures. The Lab Card Program does not have the incidental administrative costs associated with many benefit programs and is offered as an optional benefit used at the discretion of the individual patient. Agreements signed as of July 1, 1995, including The Guardian, bring the total of lives covered under the Lab Card Program to more than 225,000.

LabOne's clinical and substance-abuse testing revenues were $1.1 million in 1995's second quarter. Cost of sales for clinical and substance abuse testing were $2 million in 1995's second quarter while associated general and administrative expenses were approximately $1 million.

Another healthcare subsidiary, Pyramid Diagnostic Services, Inc. (Pyramid), reported losses in the second quarters and first six months of 1995 and 1994. Currently, nine pharmacies distribute radiopharmaceuticals and related services to nuclear medicine departments, clinics and hospitals. This subsidiary is currently being marketed for sale. There are no assurances that proceeds from a sale of this subsidiary would equal Seafield's book value of $3.3 million.


Other Operating Results

Other revenues include revenues by a real estate, personal property, sales and use tax consulting subsidiary. On May 31, 1995, this subsidiary, Tenenbaum & Associates, Inc., completed an asset sales agreement. The earnings effect of the sale and liquidation of this subsidiary is approximately break-even for Seafield with after-tax proceeds anticipated to equal book value.

Other investments contributing earnings include venture capital and liquidity investments. The return on short-term investments is included in the investment income line in the consolidated statements of earnings.
Investment income totaled $2.3 million in 1995's second quarter compared to $749,000 in last year's second quarter. As a holding company, Seafield's quarterly earnings can be significantly affected by fluctuations in security prices. In 1995, the consolidated effective tax rate was primarily impacted by non-deductible goodwill amortization, utilization of subsidiary prior years' losses and tax benefits generated on the sale of subsidiary companies.

Seafield has investments in two majority-owned entities that are publicly traded, LabOne and Response. At June 30, 1995, based on the market prices of publicly-traded shares of these two subsidiaries, pretax unrealized gains of approximately $113 million on these investments were not reflected in either Seafield's book value or stockholders' equity.


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

As a result of the decision to discontinue real estate, a $6 million after-tax provision for estimated write-downs and costs through final disposition was included in 1992's financial statements. An additional $2.9 million after-tax loss provision was recorded in the fourth quarter of 1994.

Real estate revenues were $4.3 million during 1995's second quarter compared to $2.8 million in last year's second quarter. Revenues during 1995's first six months were $5.6 compared to $4.4 million in 1994's first six months.
The 1995 sales include 2 commercial parcels in Kansas, 1 commercial parcel in Texas, 1 commercial parcel in Missouri, and 11 residential lots and units in Florida and New Mexico. The 1994 sales included 2 residential lots in Texas and 15 residential lots and units in Florida and New Mexico.


LIQUIDITY AND CAPITAL RESOURCES

On June 30, 1995, at the holding company level, Seafield had available for operations approximately $36.2 million in cash and short-term investments with an additional $5.8 million in long-term securities. On a consolidated basis, Seafield and its subsidiaries (primarily LabOne with $40.5 million) had $81.5 million in cash and short-term investments at June 30, 1995. Current assets totaled approximately $123.7 million while current liabilities totaled $15.6 million. Net cash provided by operations totaled $5.3 million in 1995's first six months compared to $10.6 million in last year's first six months. The decrease primarily reflects a change in the short-term trading portfolio and accounts receivable.

In 1994, Seafield acquired 382,350 Seafield shares for $13 million. At June 30, 1995, the company had no remaining authorization for the purchase of Seafield shares. During 1995, treasury stock issued for exercised options has totaled 43,065 shares.

In 1990, Seafield's board of directors authorized up to $20 million for the acquisition of LabOne common stock. In 1993, Seafield's board of directors approved an additional $5 million for the purchase of LabOne stock. In 1995, Seafield did not acquire any shares of LabOne stock. At June 30, 1995, the remaining aggregate authorization totals $7.7 million.

Seafield is primarily a holding company. Sources of cash are investment income and sales, borrowings and dividends from subsidiaries. The dividend paying capabilities of subsidiaries may be restricted as to their transfer to the parent company. The primary uses of cash for Seafield are investments, subsidiary stock purchases and dividends to shareholders.

During 1992, Seafield received proposed adjustments from the Internal Revenue Service (IRS) with respect to 1986-87 federal income taxes. Seafield protested these adjustments during 1992. Later, the IRS determined to include the 1988-90 tax periods as part of its review. The original amount of additional taxes proposed by the IRS was approximately $17 million for the 1986-87 period. On May 12, 1995, the IRS issued a revised 1986-87 adjustment report. This report reduced the original amount of proposed taxes to $13.5 million. This new report will be protested.

On June 5, 1995, the IRS issued its 1988-89 report. This report included reversals of some additional taxes made in the 1986-87 report. The amount of additional proposed taxes for 1988-89 is $182,000. The IRS has said it plans to issue its proposed tax adjustments for 1990 by the third quarter 1995.
The IRS has sent one proposed adjustment for 1990 totaling $9.1 million in additional taxes. The IRS has used this proposed adjustment to deny Seafield's 1990 net operating and net capital loss carryback claim for refund of $7.6 million. The effect is to propose additional net taxes of $1.5 million for 1990. These proposed adjustments will be protested as well. Seafield believes that it has meritorious defenses to many of the issues raised by the IRS, and adequate accruals for income tax.

In 1988, LabOne's board of directors authorized up to $25 million to enter the market from time to time for the purpose of acquiring shares of LabOne's common stock. As of June 30, 1995, LabOne had acquired 2,099,235 shares at a total cost of $22.7 million. There were no treasury stock purchased during 1995.

LabOne paid quarterly dividends during 1994 and the first and second quarter of 1995. As an 82% owner, Seafield received $3.8 million of cash as dividends from LabOne in 1995. LabOne's working capital position decreased by $1.1 million to $47.5 million at June 30, 1995. LabOne expects to fund operations, capital additions and future dividend payments from a combination of cash reserves, cash flow and short-term borrowings.

LabOne had no short-term borrowings during 1995 and an unsecured $1 million line of credit available for general corporate purposes. During 1995's second quarter, LabOne invested $600,000 in additional property, plant, and equipment.

Response's working capital at June 30, 1995 was $13.9 million with current assets of $19.8 million and current liabilities of $5.9 million. Cash and cash equivalents and short-term investments represent $3.4 million of Response's current assets. At June 30, 1995, Response had a $2.5 million revolving bank line of credit secured by eligible accounts receivable. The line, which expires April 1, 1996, is expected to be renewed for one-year terms. Response had no borrowings under its line of credit as of June 30, 1995.

Response had no material commitments for capital expenditures at June 30, 1995. Response believes that its cash and capital resources, together with available credit facilities, will be sufficient to finance current operations and anticipated expansion of its network of IMPACT Centers.

In February 1995, Seafield retained Alex. Brown and Sons Incorporated as financial advisor to assist Seafield in considering strategic alternatives to maximize shareholder value. One alternative that Seafield expects to pursue is a cash-option merger of Seafield into LabOne. The board of directors will consider other business combination proposals that are presented to it.
There can be no assurances that either a merger with LabOne or any other business combination will occur.


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


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

A lawsuit was initiated in 1986 by the Registrant's former insurance subsidiary against an architectural and engineering firm and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the costs had been incurred prior to any discussions regarding a sale of the insurance subsidiary, Registrant negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. Thus, any recovery will be for the benefit of the Registrant and all costs incurred in connection with the litigation will be paid by the Registrant. Any ultimate recovery will be recognized as income when received and would be subject to income taxes. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment granted in 1992 in favor of the Registrant; the Court of Appeals set aside $1.7 million of the judgment and remanded the balance of the case to the trial court for a jury trial limited to the question of whether or not the applicable statute of limitations barred the claim. The retrial is expected to occur in the first quarter of 1996.

In 1988, a lawsuit was initiated against the Registrant's former insurance subsidiary by its former partners in the Quail Run real estate project in Santa Fe, New Mexico. The plaintiffs alleged that the project partnership agreement was improperly terminated, thus denying them an ongoing interest in the project, and the loss of their exclusive real estate brokerage arrangement. The plaintiffs were seeking approximately $11 million in actual damages and unspecified punitive damages based upon alleged breaches of contract and fiduciary duty and economic compulsion. After a trial in July 1994, the jury returned a verdict absolving Registrant of any liability. Subsequent to the trial, the judge awarded Registrant approximately $250,000 in connection with marketing expenses which the plaintiffs were to have repaid. In April 1995, the court awarded Registrant approximately $64,000 in costs with interest until paid. Plaintiffs have appealed all judgments against them. The appeal will likely be considered by the court in the fourth quarter of 1995, with a ruling expected in the first half of 1996. Because the Quail Run project was retained by Registrant in connection with the sale of its former insurance subsidiary, Registrant defended the lawsuit under an indemnification arrangement with the purchaser of the former insurance subsidiary; all costs incurred and any judgments rendered in favor of the plaintiff will be for the account of the Registrant.

In the opinion of management, after consultation with legal counsel and based upon current available information, none of these lawsuits is expected to have a material adverse impact on the consolidated financial position or results of operations of the Registrant.


Item 2.  Changes in Securities
         (a)  Changes in Securities:  None

         (b) Under the Missouri General Corporation Law, no dividends to stockholders may be declared or paid at a time when the net assets of the corporation are less than its stated capital or when the payment thereof would reduce the net assets of the corporation below its stated capital. At June 30, 1995 the net assets of Seafield Capital Corporation exceeded its stated capital by $192,123,000.


Item 3.  Defaults Upon Senior Securities
         None.


Item 4.  Submission of Matters to a Vote of Securities Holders
         (a) The annual meeting of shareholders was held on May 17, 1995 for the purpose of electing a board of directors and approving the appointment of auditors. Proxies for the meeting were solicited and there was no solicitation in opposition to management's solicitations. Holders of 6,419,138 shares were eligible to vote and 5,068,374 shares were represented at the meeting either in person or by proxy.
         (c) All of management's nominees for directors as listed in the proxy statement were elected with the following vote:
    Director      Shares Voted For       Shares Withheld    Shares Not Voted
    --------      ----------------       ---------------    ----------------
  J. C. Gamble        5,052,194                16,180                0
  M. E. Herman        5,052,198                16,176                0
  J.R. Seward         5,052,198	               16,176                0

              The shareholders approved the appointment of KPMG Peat Marwick LLP as independent auditors for the year ending December 31, 1995 by the following vote:
   Shares Voted          Shares Voted           Shares           Shares Not
       For                 Against            Abstaining            Voted
   ------------          ------------         ----------         ----------
     5,043,775              10,606               4,742              9,251


Item 5.  Other Information
         None.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
              27     Financial Data Schedule - as filed electronically by
the Registrant in conjunction with this Form 10-Q.

         (b)  Reports on Form 8-K:
              (1) A current report on Form 8-K was filed with the Commission on May 23, 1995. This Form 8-K reported that the Registrant issued a news release on May 23, 1995. The text of the news release is as follows: "Seafield Capital Corporation (Seafield) announced the signing of definitive agreements to sell all of its stock in Agency Premium Resource, Inc. (APR) to Anuhco, Inc., a public company headquartered in Overland Park, Kansas. Seafield owns 80.1% of APR on a fully-diluted basis. Anuhco will also be acquiring the remaining APR stock from APR management, thereby acquiring 100% of APR.

APR is a financial services company providing short-term collateralized installment loans to fund the payment of premiums by insureds for the purchase of commercial insurance.

Seafield Capital Corporation expects to consummate this transaction by the end of May, 1995."

              (2) A current report on Form 8-K was filed with the Commission on June 5, 1995. This Form 8-K reported that the Registrant issued a news release on June 1, 1995. The text of the news release is as follows:
"Seafield Capital Corporation (Seafield) announced the closing of the sale of its 80.1% stock position in Agency Premium Resource, Inc. (APR) to Anuhco, Inc. Anuhco also acquired the remaining 19.9% of APR from APR management. The sales price for 100% of APR was $11.5 million. Seafield generated an after-tax gain of approximately $1.2 million on the sale of its stock.

Seafield also announced the completion of an asset purchase agreement of Tenenbaum Associates, Inc. to Ernst and Young. The earnings effect of this sale is approximately break-even for Seafield, with after-tax proceeds equaling book value."

              (3) A current report on Form 8-K was filed with the Commission on July 31, 1995. This Form 8-K reported that the Registrant issued a news release on July 18, 1995. The text of the news release is as follows: "Seafield Capital Corporation announced today the closing of the sale of its 80% stock position in International Underwriting Services, Inc.
(IUS) to Genelco Incorporated, a wholly-owned subsidiary of General American Life Insurance Company. Seafield will generate after-tax proceeds of $2.6 million, for an after-tax gain of approximately $1 million."



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Seafield Capital Corporation

Date August 9, 1995                  By  /s/  James R. Seward
                                        ----------------------------
                                        James R. Seward
                                        Executive Vice President
                                        and Chief Financial Officer


Date August 9, 1995                  By  /s/  Steven K. Fitzwater
                                        ----------------------------
                                        Steven K. Fitzwater
                                        Vice President, Chief Accounting
                                        Officer and Secretary