Form 10-Q
period 1995-09-30
SEAFIELD CAPITAL CORP
filed 1995-11-14
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q



          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        -----              SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended September 30, 1995

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
Number of shares outstanding of only class of Registrant's common stock as of
November 4, 1995:   $1 par value common - 6,460,565


PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
----------------------------------------------------------------------------
                                                  September 30, December 31,
                                                      1995         1994
----------------------------------------------------------------------------
                                                          (in thousands)
ASSETS
  Current assets:
    Cash and cash equivalents                     $     1,984       8,626
    Short-term investments                             76,019      67,631
    Accounts and notes receivable                      25,400      32,871
    Current income tax receivable                       6,089       2,311
    Deferred income tax assets                          5,233       1,766
    Other current assets                                7,761      10,813
    Current assets of discontinued
      real estate operations                              663         747
                                                     --------------------
          Total current assets                        123,149     124,765
  Property, plant and equipment                        21,769      24,981
  Investments:
    Securities                                          6,171       6,725
    Notes receivable                                      350       1,298
    Oil and gas                                         4,819       5,998
  Intangible assets                                    20,595      29,318
  Deferred income tax assets                            1,784       1,715
  Other assets                                          1,229       1,323
  Non-current assets of discontinued
    real estate operations                             53,580      49,264
                                                     --------------------
                                                  $   233,446     245,387
                                                     ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                              $     7,468       7,475
    Notes payable                                         --        2,823
    Other current liabilities                           6,561       9,513
                                                     --------------------
          Total current liabilities                    14,029      19,811
  Notes payable                                           --            8
  Other liabilities                                     2,844       3,439
                                                     --------------------
          Total liabilities                            16,873      23,258
                                                     --------------------
  Minority interests                                   20,863      21,196
                                                     --------------------

  Stockholders' equity:
    Preferred stock of $1 par value.
      Authorized 3,000,000 shares;
      none issued                                        --          --
    Common stock of $1 par value.
      Authorized 24,000,000 shares;
        issued 7,500,000 shares                         7,500       7,500
    Paid-in capital                                     1,611       1,002
    Equity adjustment from foreign
      currency translation                               (375)       (561)
    Retained earnings                                 216,870     223,169
                                                     --------------------
                                                      225,606     231,110
    Less:
      Cost of 1,039,483 shares of treasury stock
        (1994 - 1,121,739)                             29,896      30,177
                                                     --------------------
          Total stockholders' equity                  195,710     200,933
                                                     --------------------
                                                  $   233,446     245,387
                                                     ====================


See accompanying notes and management's discussion and analysis of financial statements.


SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------
                                  Three Months Ended        Nine Months Ended
                                     September 30,             September 30,
                                  1995         1994         1995         1994
-------------------------------------------------------------------------------
                                    (in thousands except per share amounts)
REVENUES
  Insurance services         $   12,338       16,039       43,219       50,247
  Healthcare services            15,212       12,547       44,488       33,100
  Other                             676        2,971        6,711        8,694
                               ----------------------    ----------------------
    Total revenues               28,226       31,557       94,418       92,041

COSTS AND EXPENSES
  Insurance services              5,203        8,090       18,220       24,587
  Healthcare services            14,239       11,544       41,784       31,225
  Other                             774        3,319        5,677        8,923
  Selling, general
    and administrative            9,546       11,593       32,865       30,764
                                ---------------------    ----------------------
Loss from operations             (1,536)      (2,989)      (4,128)      (3,458)
  Investment income/(loss) - net   (238)         828        3,293        3,103
  Other income (loss)            (3,056)        (133)      (4,539)         (11)
                                ---------------------    ----------------------
Loss before income taxes         (4,830)      (2,294)      (5,374)        (366)
  Income taxes (benefits)        (3,489)        (392)      (6,264)         759
                               ----------------------    ----------------------
Earnings/(loss) before
    minority interests           (1,341)      (1,902)         890       (1,125)
  Minority interests                250         (157)       1,405          (75)
                               ----------------------    ----------------------
Net loss                      $  (1,591)      (1,745)        (515)      (1,050)
                               ======================    ======================

Per share of common stock:
  Net loss                    $    (.25)        (.27)        (.08)        (.16)
  Dividends                   $     .30          .30          .90          .90
  Book value                  $   30.29        32.41        30.29        32.41

Average shares outstanding    6,443,818    6,361,021    6,451,660    6,374,920

Shares outstanding
  end of period               6,460,517    6,361,021    6,460,517    6,361,021


See accompanying notes and management's discussion and analysis of financial statements.


SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
------------------------------------------------------------------------------
                                               Nine Months Ended
                                               September 30, 1995
------------------------------------------------------------------------------
                                                 (in thousands)

Common stock:
  Balance, beginning of year		          $    7,500
                                                    ---------
  Balance, end of period               		       7,500
                                                    ---------
Paid-in capital:
  Balance, beginning of year	                       1,002
  Exercise of stock options                              609
                                                    ---------
  Balance, end of period                               1,611
                                                    ---------
Foreign currency translation:
  Balance, beginning of year                            (561)
  Net change during period                               186
                                                    ---------
  Balance, end of period                                (375)
                                                    ---------
Retained earnings:
  Balance, beginning of year                         223,169
  Net loss                                              (515)
  Dividends paid                                      (5,784)
                                                    ---------
  Balance, end of period                             216,870
                                                    ---------
Less:
  Treasury stock:
  Balance, beginning of year                          30,177
  Exercise of stock options                             (281)
                                                    ---------
  Balance, end of period                              29,896
                                                    ---------

Stockholders' Equity                              $  195,710
                                                    =========

See accompanying notes and management's discussion and analysis of financial statements.


SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------
                                                Nine months ended September 30,
                                                      1995            1994
-------------------------------------------------------------------------------
OPERATING ACTIVITIES
Earnings from operations                           $    (515)        (1,050)
Adjustments to reconcile earnings from operations
 to net cash provided by operations:
  Depreciation and amortization                        9,804         12,528
  Earnings applicable to minority interests            1,405            (75)
  Change in short-term trading portfolio, net        (10,150)         3,946
  Change in accounts receivable                       (2,218)         1,944
  Change in accounts payable                           2,673            251
  Income taxes and other                              (1,455)        (2,143)
                                                    ------------------------
Net cash provided (used) by operations                  (456)        15,401
                                                    ------------------------
INVESTING ACTIVITIES
Purchases of investments available for sale              --            (120)
Sales of investments available for sale                  263            242
Purchases of investments held to maturity            (47,410)       (73,736)
Maturities of investments held to maturity            49,151         77,054
Securitization of receivables                          1,500          4,800
Additions to property, plant and equipment, net       (3,140)        (3,942)
Oil and gas investments                                 (402)          (773)
Increase in notes receivable, net                     (2,507)        (6,932)
Proceeds from dispositions of subsidiaries, net       11,148            --
Net cash used by discontinued real estate operations  (4,232)        (1,107)
Other, net                                            (2,728)          (901)
                                                    ------------------------
Net cash provided (used) by investing activities       1,643         (5,415)
                                                    ------------------------
FINANCING ACTIVITIES
Payments under line of credit agreements, net         (2,818)        (2,097)
Payment of principal on long-term debt                   --             (42)
Payment of capital lease                                (150)          (297)
Dividends paid                                        (5,784)        (5,724)
Purchase of treasury stock                               --         (12,952)
Issuance of common stock                                 890            238
                                                    ------------------------
Net cash used by financing activities                 (7,862)       (20,874)
                                                    ------------------------
Effect of foreign currency translation                    33            (17)
                                                    ------------------------
Net decrease in cash and cash equivalents             (6,642)       (10,905)
Cash and cash equivalents - beginning of period        8,626         15,491
                                                    ------------------------
Cash and cash equivalents - end of period         $    1,984          4,586
                                                    ========================
Cash paid during the period for:
  Interest (net of amount capitalized)            $      142            248
                                                    ========================
  Income taxes, net                               $       79          2,291
                                                    ========================

See accompanying notes and management's discussion and analysis of financial statements.


SEAFIELD CAPITAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 1995 and 1994

(1) The financial information furnished herein is unaudited; however, in the opinion of management, the financial information reflects all adjustments which are necessary to fairly state the Registrant's financial position at September 30, 1995 and December 31, 1994 and the results of its operations and cash flows for the periods ended September 30, 1995 and 1994. All adjustments made in the interim period were of a normal recurring nature, except for sales and write-offs of subsidiaries as discussed below. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and therefore included in the financial statements are certain amounts based on management's informed estimates and judgments. The financial information herein is not necessarily representative of a full year's operations because levels of sales, interest rates and other factors fluctuate throughout the fiscal year. These same considerations apply to all year to year comparisons. Certain 1994 amounts have been reclassified for comparative purposes with no effect on net earnings. See the Registrant's Annual Report pursuant to Section 13 to the Securities Exchange Act of 1934 (Form 10-K) for additional information not required by this Quarter's Report (Form 10-
Q).

(2) Cash and cash equivalents include demand deposits in banks and overnight investments.

(3)  The components of "Other Liabilities" are as follows:

                           September 30, 1995          December 31, 1994
                         Current    Noncurrent      Current    Noncurrent
                        ----------------------     ----------------------
Accrued payroll
  and benefits         $  2,115         1,547        2,191         1,622
Accrued commissions
  and consulting fees     1,407           154        2,552           184
Other accrued expenses    1,139           --         3,454           --
Other liabilities         1,900         1,143        1,316         1,633
                        ----------------------     ----------------------
                       $  6,561         2,844        9,513         3,439
                        ======================     ======================

(4) The components of "Other Income/(Loss)" on the Statements of Operations are as follows:
                               Three months ended         Nine months ended
                                  September 30,              September 30,
                                1995        1994           1995        1994
                              -------------------        -------------------
Gain/(loss) on sale of
  subsidiaries             $     477         --          (1,068)        --
Reserve on subsidiary
  in bankruptcy               (3,382)        --          (3,382)        --
Other                           (151)       (133)           (89)        (11)
                              -------------------        -------------------
                           $  (3,056)       (133)        (4,539)        (11)
                              ===================        ===================

(5) Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding and the common share equivalents of dilutive stock options, where applicable.

(6) Registrant sold its 80.1% owned subsidiary, Agency Premium Resource, Inc., during the second quarter. The sale generated a pre-tax gain of $1.9 million on proceeds of approximately $10 million.

The Registrant also completed a second quarter asset sale by Tenenbaum & Associates, Inc., a 79% owned subsidiary. This subsidiary then distributed its assets to shareholders and filed for dissolution. The earnings effect of the sale, distribution and dissolution was a pre-tax loss of $3.4 million.

The Registrant sold its 80% owned subsidiary, International Underwriting Services, Inc., during the third quarter. The sale generated a pre-tax gain of $477,000 on proceeds of approximately $2.1 million.

The Registrant's 74% owned subsidiary, Pyramid Diagnostic Services, Inc., entered voluntary bankruptcy in early October 1995 as a result of an adverse judgment in a lawsuit settlement. The Registrant fully reserved its investment in this subsidiary at September 30, 1995 and recorded a pre-tax charge to earnings of approximately $3.4 million.

(7) A lawsuit was initiated in 1986 by the Registrant's former insurance subsidiary, Business Men's Assurance Company of America (BMA), against Skidmore, Owings & Merrill (SOM), an architectural and engineering firm, and a construction firm (with which a settlement has previously been reached) to recover costs incurred to remove and replace the facade on the former home office building. The lawsuit was filed in and is pending before the Circuit Court (i.e. state trial court) of Jackson County, Missouri. Because the costs had been incurred prior to any discussions regarding a sale of the insurance subsidiary, Registrant negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. Thus, any recovery will be for the benefit of the Registrant and all costs incurred in connection with the litigation will be paid by the Registrant. Any ultimate recovery will be recognized as income when received and would be subject to income taxes. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment granted in 1992 in favor of the Registrant; the Court of Appeals set aside $1.7 million of the judgment and remanded the balance of the case to the trial court for a jury trial limited to the question of whether or not the applicable statute of limitations barred the claim. A date for the retrial has not been set. Legal costs to date have aggregated approximately $427,000. Any ultimate recovery will be reduced by amounts received previously on settlements with other defendants (which settlement amounts aggregated approximately $450,000).

In 1988, a lawsuit was initiated against the Registrant's former insurance subsidiary, BMA, by its former partners in the Quail Run real estate project in Santa Fe, New Mexico. The lawsuit was filed in the United States District Court for the District of New Mexico by Lyon Development Company and Jeanne Lyon, DBA Lyon and Associates Realty. The plaintiffs alleged that the project partnership agreement was improperly terminated, thus denying them an ongoing interest in the project, and the loss of their exclusive real estate brokerage arrangement. The plaintiffs were seeking approximately $11 million in actual damages and unspecified punitive damages based upon alleged breaches of contract and fiduciary duty and economic compulsion. After a trial in July 1994, the jury returned a verdict absolving Registrant of any liability. Subsequent to the trial, the judge awarded Registrant approximately $250,000 in connection with marketing expenses which the plaintiffs were to have repaid. In April 1995, the court awarded Registrant approximately $64,000 in legal costs with interest until paid. Plaintiffs have appealed all judgments against them; the appeal is pending before the United States Court of Appeals for the Tenth Circuit.
The plaintiffs' request for oral arguments in their appeal was denied. The Court will decide the appeal on the briefs alone and a decision is expected by the end of 1995. Because the Quail Run project was retained by Registrant in connection with the sale of its former insurance subsidiary, Registrant defended the lawsuit under an indemnification arrangement with the purchaser of the former insurance subsidiary; all legal fees and costs incurred (approximately $3.5 million from inception through September 30, 1995) and any judgments rendered in favor of the plaintiff will be for the account of the Registrant.

In the opinion of management, after consultation with legal counsel and based upon current available information, none of these lawsuits is expected to have a material adverse impact on the consolidated financial position or results of operations of the Registrant.

During 1992, Seafield received proposed adjustments from the Internal Revenue Service (IRS) with respect to 1986-87 federal income taxes.
Seafield protested these adjustments during 1992. Later, the IRS determined to include the 1988-90 tax periods as part of its review. The original amount of additional taxes proposed by the IRS was approximately $17 million for the 1986-87 period. In May 1995, the IRS issued a revised 1986-87 adjustment report reducing the original amount of proposed taxes to $13.5 million. Two-thirds of the proposed adjustments relate to formerly owned television subsidiaries. In September 1995, this new 1986-87 report was protested.

In June 1995, the IRS issued its 1988-89 report which includes reversals of some additional taxes in the 1986-87 report. The amount of additional proposed taxes for 1988-89 is now $182,000 (having originally been approximately $6 million). In September 1995, the 1988-89 report was also protested.

The IRS may issue its proposed tax adjustments for 1990 by the end of 1995. Three preliminary proposed adjustments for 1990 totaling $7.4 million in additional taxes have been received. Two of the adjustments reflect reversals of prior years' adjustments. The third constitutes an attempt by the IRS to tax the gain on an intercompany transfer of LabOne stock. The IRS has used this proposed adjustment to deny Seafield's uncontested 1990 net operating and net capital loss carryback claim for refund of $7.6 million. The effect is to propose a reduction in net taxes for 1990 of approximately $196,000, including the refund.

Seafield believes that it has meritorious defenses to many of the issues raised by the IRS, has or will timely file protests and that the financial statements contain adequate accruals for income tax liabilities.

(8) In February 1995, Registrant retained Alex. Brown and Sons Incorporated as financial advisor to assist the Registrant in considering strategic alternatives to maximize shareholder value. One alternative that the Registrant expects to pursue is a cash-option merger of the Registrant into LabOne. The board of directors will consider other business combination proposals that are presented to it. There can be no assurances that either a merger with LabOne or any other business combination will occur.

(9) Statements of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" and No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" have been implemented for the year ending December 31, 1995. The adoption of this standard has had no significant impact on the Registrant's financial position or results of operations.

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" is required to be implemented for fiscal years beginning after December 15, 1995. The Registrant has not ascertained the impact, if any, on its financial position or results of operations.

Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" is required to be implemented for fiscal years beginning after December 31, 1995. The adoption of this standard is not expected to have any significant impact on the Registrant's financial position or results of operations.


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


                     RESULTS OF OPERATIONS

Selected financial data
                              Three months ended        Nine Months Ended
                                 September 30,            September 30,
                           -----------------------   -----------------------
                              1995         1994         1995         1994
                           ----------   ----------   ----------   ----------

Revenues                 $ 28,226,000   31,557,000   94,418 000   92,041,000
Loss from operations     $ (1,536,000)  (2,989,000)  (4,128,000)  (3,458,000)
Investment income - net  $   (238,000)     828,000    3,293,000    3,103,000
Net loss                 $ (1,591,000)  (1,745,000)    (515,000)  (1,050,000)

Per share:
  Net loss               $       (.25)        (.27)        (.08)        (.16)
  Dividends per share    $        .30          .30          .90          .90
  Book value per share   $      30.29        32.41        30.29        32.41

Average shares
  outstanding               6,443,818    6,361,021    6,451,660    6,374,920
Shares outstanding
  end of period             6,460,517    6,361,021    6,460,517    6,361,021


Insurance Services Segment

The following businesses are considered to be in the insurance services segment: laboratory testing for insurance industries, insurance premium finance services and underwriting and policy administration services.
On May 31, 1995, the insurance premium finance services subsidiary was sold. On July 17 1995, the underwriting and policy administration services subsidiary was sold.

LabOne, Inc. (LabOne), an 82% owned subsidiary of Seafield Capital Corporation (Seafield), is a publicly-traded company (NASDAQ-LABS). LabOne provides risk appraisal, clinical and substance-abuse laboratory services to insurance companies, physicians and employers. The results of operations for LabOne's laboratory testing for insurance industries is presented below in Seafield's "Insurance Services Segment." LabOne's clinical and substance-abuse laboratory services results are presented in the "Healthcare Services Segment."

LabOne provides risk appraisal laboratory services to the insurance industries in the United States and Canada. The tests performed are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on individual life insurance policy applicants. LabOne also provides testing services on individual and group medical and disability policy applicants. LabOne currently serves over half this market, with Osborn Laboratories, Inc., Clinical Reference Laboratory and GIB Laboratories maintaining a majority of the remaining market.

LabOne continues to work with client companies to develop the OraSure (registered trademark) saliva testing product to accommodate the needs of the insurance industry. As insurers work through the regulatory requirements for saliva-based testing, the potential for expansion in this area exists.

LabOne's revenue in the third quarter 1995 was $13.7 million as compared to $14.5 million in the same period last year. The decrease of $800,000 (6%) can be attributed primarily to decreases in insurance laboratory revenue of $1.8 million and insurance kit revenue of $200,000, partially offset by a $1.2 million increase in clinical and substance-abuse laboratory testing revenues. The total number of insurance applicants tested in the third quarter 1995 decreased by 10% as compared to the same quarter last year, primarily due to a national decline in the number of life insurance policies written and a slight decline in LabOne's market share. LabOne's average revenue per insurance applicant declined 6% during the third quarter 1995 as compared to the same quarter last year.

At the end of 1994, LabOne initiated a price stabilization plan. The purpose of this plan was to increase prices based on the emphasis of LabOne's quick turn-around time and quality of testing. The initial result of this action was a slight increase in the average revenue per applicant, however prices have subsequently declined due to continued competitive pressures.

In September 1995, LabOne reduced staff by seven percent. This work force reduction was considered a necessary element in LabOne's efforts to improve the cost structure of its insurance testing operations and meet clients' requirements for lower cost, high quality laboratory services. Additionally, several LabOne Service Center locations were closed to improve the flexibility of the specimen collection operations. The total cost of these actions was a $500,000 charge to LabOne's third quarter earnings from operations.

LabOne's revenues in the first nine months of 1995 were $43.0 million as compared to $45.3 million in the same period last year. The decrease of $2.3 million or 5% can be attributed primarily to an 8% decrease in the total number of insurance applicants tested in the nine month period and a 5% decrease in the average revenue per applicant. These decreases were partially offset by a $2.9 million increase in clinical and substance-abuse testing revenues.

LabOne's cost of sales increased $500,000 (7%) in the third quarter 1995 as compared to the third quarter 1994. This increase includes the LabOne Service Center lease write-offs for closed locations. Payroll and outside lab services also increased; however, these increases were partially offset by a reduction in depreciation expense and royalty fees. Cost of sales increased $1.2 million (6%) in 1995's first nine months as compared to 1994's first nine months. This increase is due primarily to increases in payroll, rent expense and outside lab services, all related to the clinical expansion. These were partially offset by decreases in Canadian expenses, depreciation expense and net postage.

LabOne's gross profit declined 18% from $7.5 million in the third quarter 1994 to $6.2 million in 1995. This decline of $1.3 million is primarily attributable to the reduction in total revenue of $800,000 and the increased expenses associated with the clinical expansion. Gross profit declined 15% from $24.1 million in 1994's first nine months to $20.5 million in 1995's first nine months. This decline of $3.6 million is primarily attributable to the reduction in total revenue of $2.3 million and the additional expenses associated with the clinical expansion.

LabOne's selling, general and administrative expenses decreased $1.3 million (17%) in the third quarter 1995 as compared to the prior year, due primarily to prior year expenses related to closing the Canadian laboratory and a decrease in depreciation expense. LabOne consolidated its Canadian laboratory testing with the Kansas operations during the third quarter 1994 which resulted in a restructuring charge of $1.6 million. Other variances include increases in third party billing expenses and bad debt accruals due to the increase in clinical and substance-abuse testing revenue.

LabOne's selling, general and administrative expenses decreased $400,000 (2%) in the nine month period ended September 30, 1995, as compared to the prior year primarily due to the closure of the Canadian laboratory in 1994. Additional declines included depreciation and maintenance expense. These were partially offset by increases in commission expense, payroll, bad debt accruals and travel and entertainment expenses.

LabOne's effective income tax rate for the third quarter 1995 was 33.0%, which was reduced as a result of certain tax adjustments. During 1994, the tax rate was impacted by certain tax adjustments resulting in a tax benefit of $119,000 for the third quarter. LabOne's effective income tax rate increased from 32.2% during the first nine months of 1994 to 36.5% during the same period in 1995. The prior year was impacted by tax adjustments related to the closure and liquidation of the HORL (UK) operations and certain U.S. tax adjustments.

The insurance premium finance services subsidiary, Agency Premium Resource, Inc., (APR) was sold on May 31, 1995. Seafield received approximately $800,000 in cash and $9.2 million of US Treasury Bills that matured in June 1995. The impact on Seafield's results of operations was an after-tax gain of $1.4 million recorded on the sale. Additionally, the sale eliminated APR's revenues from the insurance services revenues line for 1995's third quarter compared to revenues of $974,000 included in 1994's third quarter. The sale reduced the nine months revenues consolidated for APR from $2.8 million in 1994 to $1.6 million in 1995. Correspondingly, APR expenses were eliminated in 1995's third quarter results. The 1994 third quarter results included $321,000 of APR expenses. The nine month expenses were reduced to $517,000 from $1 million in 1994. APR's contribution to consolidated earnings from operations was zero in 1995's third quarter, $267,000 in 1994's third quarter, $300,000 in 1995's first nine months and $624,000 in 1994's first nine months.

The underwriting and policy administration services subsidiary, International Underwriting Services, Inc., (IUS) was sold on July 17, 1995. Seafield received $2.1 million in cash as sales proceeds. The impact on Seafield's results of operations was an after-tax gain of $1.1 million recorded on the sale. Additionally, the sale eliminated IUS's revenues from the insurance services revenues line for 1995's third quarter compared to revenues of $599,000 included in 1994's third quarter. The sale reduced the nine months revenues consolidated for IUS from $2.1 million in 1994 to $1.8 million in 1995. Correspondingly, IUS expenses were eliminated in 1995's third quarter results. The 1994 third quarter results included $846,000 of IUS expenses. The nine month expenses were reduced to $1.6 million from $2.3 million in 1994. IUS's contribution to consolidated earnings from operations was zero in 1995's third quarter, whereas for 1994's third quarter IUS contributed a $535,000 loss. IUS contributed a $338,000 operating loss in 1995's first nine months which compares with a $1 million loss in 1994's first nine months. As a result of the IUS sale, $736,000 of goodwill that was recorded on Seafield's balance sheet under the caption "Intangible Assets" was eliminated.


Healthcare Services Segment

The following businesses are considered to be in the healthcare services segment: advanced cancer treatment services, clinical laboratory testing for physicians and employers, substance abuse laboratory testing, and radiopharmaceuticals and related services for nuclear medicine.

Response Oncology, Inc. (Response), a 59% owned subsidiary of Seafield, is a publicly-traded company (NASDAQ-ROIX). Response, formerly known as Response Technologies, Inc., changed it name effective November 2, 1995.

Response is a leading provider of advanced cancer treatments and related services, principally on an out-patient basis, through treatment centers owned or managed by Response. The centers, known as IMPACT (registered trademark) (IMPlementing Advanced Cancer Treatments) Centers, are staffed by experienced oncology nurses, pharmacists, laboratory technologists, and other support personnel to deliver out-patient services under the direction of private practicing oncologists. The primary treatments provided by the Centers involve high-dose chemotherapy coupled with support of the patient's immune system through the use of autologous peripheral blood stem cell reinfusion. The Centers also provide home pharmacy and out-patient infusional services for its patients.

Beginning in 1994, Response began expanding its network of centers to include hospital-affiliated centers. These centers entail a management agreement (managed centers) or a jointly owned entity (jointly owned centers). For managed centers, Response provides technical and administrative services, including treatment protocols and data management, employee training and reimbursement support. Patient care and laboratory services are provided and billed to third parties by the host hospital, with a management fee paid to Response.

For jointly-owned centers, Response and the host hospital contribute cash and other forms of capital to establish an entity to provide outpatient and inpatient services to its patients. These entities will purchase services from the hospital to deliver and manage complex cancer treatments. Response contemplates that it will maintain management control of these jointly owned programs, and accordingly plans to include the results of operations on a consolidated basis.

Response plans to expand its operations to include the acquisition and management of oncology physician practices as discussed more fully hereinafter.

As of September 30, 1995, Response had twenty-seven IMPACT Centers, seven managed centers, and five jointly-owned centers located in twenty-one states. The five jointly-owned centers were not operational as of September 30, 1995. Response anticipates continued nationwide expansion over the next few years, primarily through the establishment of jointly-owned centers.

Response recorded net earnings of $605,000 and $2.2 million for the quarter and nine months ended September 30, 1995 compared to net losses of $138,000 and $1.7 million for the same periods last year. Revenues for the quarter ended September 30, 1995 of $11.2 million increased $384,000 or 4% when compared to the quarter ended September 30, 1994. Revenues for the nine months ended September 30, 1995 of $33.8 million increased $5.2 million or 18% compared to the nine months ended September 30, 1994. The increase is primarily attributable to increased patient referrals. Revenues for the quarter and nine months ended September 30, 1995 also included approximately $181,000 and $578,000 respectively, related to Response's efforts to conduct pharmaceutical contract research in parallel with its clinical trials data management activities.

Response's operating expenses for the quarter ended September 30, 1995 decreased $420,000 or 5% when compared to the quarter ended September 30, 1994. Operating expenses for the nine months ended September 30, 1995 increased $1.3 million or 5% when compared to the nine months ended September 30, 1994. These expenses consist of payroll costs, pharmaceutical and laboratory expenses, rent expense and other operational expenses. Operating expenses display a high degree of variability in proportion to patient services revenue. Operating expenses as a percentage of revenues were 74% and 81% for the quarters and 73% and 82% for the nine month periods ended September 30, 1995 and September 30, 1994, respectively. This decrease is primarily attributable to operating efficiencies at higher levels of center activity and certain fixed operating expenses being spread over a larger revenue base.

Response's general and administrative costs for the quarter ended September 30, 1995 increased $386,000 or 37% when compared to the quarter ended September 30, 1994. These expenses increased $839,000 or 26% for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994. The increase is primarily attributable to increases in administrative payroll and related costs. General and administrative costs as a percentage of revenues were 13% and 10% for the quarters and 12% and 11% for the nine months ended September 30, 1995 and 1994, respectively.

Response's depreciation and amortization expense for the quarter ended September 30, 1995 decreased $137,000 or 26% when compared to the quarter ended September 30, 1994. The expense decreased $350,000 or 22% between the nine months ended September 30, 1994 and 1995. The decrease is primarily attributable to the startup costs of many Centers being fully amortized after a two-year operational period.

Response's provision for doubtful accounts decreased $72,000 or 11% and $188,000 or 10% between the quarters and nine months ended September 30, 1995 and 1994, respectively. The provision as a percentage of revenue was 5% for the quarter and nine months ended September 30, 1995 and 6% and 7% for the quarter and nine months ended September 30, 1994. The decrease is attributable to a higher proportion of contracted patient accounts, improved collections performance and an increase in revenues from physician sales, hospital management fees, and contract research for which collection is more certain.

Response's tax net operating loss carryforwards were utilized to fully offset current year taxable income. Response's increased 1995 net earnings created the changes in Seafield's minority interests allocations in the consolidated statements of operations.

LabOne has offered clinical laboratory services to the healthcare industry since May 1994 to aid in the diagnosis and treatment of patients. LabOne has entered into contracts with several professional organizations nationwide to serve as approved service centers for the collection of specimens for testing. In June 1994, LabOne became accredited by the Substance Abuse and Mental Health Services Administration (SAMHSA) to perform substance-abuse testing services for federally regulated employers. The substance-abuse testing services are marketed throughout the country to both regulated and nonregulated employers.

Through its laboratory benefit management (LBM) program, LabOne has developed Lab Card (registered trademark) to reduce the total cost of out patient laboratory testing by as much as 50 percent. By using Lab Card, patients incur no out-of-pocket expenses for outpatient lab work, and their employers save substantially against their current lab expenditures. The Lab Card Program is being marketed to insurance carriers, as well as to self-insured and partially-insured companies and other organizations.

LabOne's clinical and substance-abuse testing revenues increased to $1.3 million in third quarter 1995 from $146,000 in the third quarter of 1994. Clinical and substance-abuse testing revenues in the first nine months of 1995 were $3.1 million, an increase of $2.9 million from 1994's first nine months. LabOne's cost of sales for clinical and substance-abuse testing during the third quarter 1995 were $2.2 million, as compared to approximately $600,000 in the same quarter 1994. Cost of sales for clinical and substance abuse testing during 1995's first nine months were $6.3 million compared with $1.8 million in 1994's first nine months.

LabOne's selling, general and administrative expenses on clinical and substance-abuse testing during the third quarter of 1995 were $1.2 million, as compared to $800,000 in the third quarter 1994. The selling, general and administrative expenses on clinical and substance abuse testing during the first nine months of 1995 were $3.2 million, as compared to $2.3 million in 1994's first nine months.

Another healthcare subsidiary, Pyramid Diagnostic Services, Inc. (Pyramid), reported a third quarter 1995 loss of $291,000 compared to $119,000 in 1994's third quarter. For the first nine months, Pyramid reported a $768,000 loss in 1995 and a $227,000 loss in 1994.

Pyramid entered bankruptcy proceedings in early October 1995 as a result of an adverse $6 million judgment entered in a lawsuit against Pyramid. The impact on Seafield's results of operations was the September 30, 1995, write-off of Seafield's investment in Pyramid by recording a pre-tax expense of approximately $3.3 million and a corresponding tax benefit of $2.1 million resulting in an after-tax $1.2 million third quarter charge to earnings. Included with the Pyramid write-off was $2.3 million of goodwill.


Other Operating Results

The "other revenue" includes oil and gas operations revenues and the revenues by a real estate, personal property, sales and use tax consulting subsidiary, Tenenbaum and Associates, Inc. (TAI).

On May 31, 1995, TAI entered into a sale of certain assets to Ernst & Young
U. S. LLP. The agreement provides for Ernst & Young to continue the work-in-process on current accounts (where formal or informal protests have been filed but not yet resolved). Ernst & Young will earn a fee for collecting the current accounts and will participate in net cash collected on certain accounts after third party costs and Ernst & Young's fees. TAI retained its accounts receivable as of May 31, 1995. During June, TAI distributed its assets to shareholders and filed for dissolution.

The TAI impact on "other income" in Seafield's results of operations was a $3.4 million pre-tax loss in 1995's second quarter which included a $3.1 million goodwill write-off. Approximately $4 million of tax benefits were recorded as goodwill was deducted for tax purposes upon TAI's dissolution. The accounts received upon dissolution approximated Seafield's $3 million carrying value of TAI. Thus far, Seafield has collected a net $1.4 million in cash from the TAI receivables.

Additionally, the dissolution eliminated TAI's revenues from the "other revenues" line during 1995's third quarter compared to revenues of $1.7 million included in 1994's third quarter. The dissolution reduced the nine months revenues consolidated for TAI from $6.5 million in 1994 to $5.3 million in 1995. Correspondingly, TAI expenses were eliminated in 1995's third quarter results. The 1994 third quarter results included $2.3 million of TAI expenses. The nine month expenses were reduced to $4.1 million from $7 million in 1994. TAI's contribution to consolidated earnings from operations was zero in 1995's third quarter, a loss of $556,000 in 1994's third quarter, earnings of $1.2 million in 1995's first nine months and a loss of $529,000 in 1994's first nine months. As the work-in-process accounts progress to a billable state (protests are resolved), additional revenues and corresponding costs will then be recorded on Seafield's financial statements.

Other investments contributing earnings include venture capital and liquidity investments. The return on short-term investments is included in the investment income line in the consolidated statements of operations. Investments produced a $238,000 loss in 1995's third quarter compared to earnings of $828,000 in last year's third quarter. Seafield's quarterly earnings can be significantly affected by fluctuations in security prices. A $1.5 million fluctuation loss created the third quarter 1995 loss. Whereas, the 1995 nine months investment income approximated 1994's nine months earnings amount of $3.1 million.

Seafield has investments in two majority-owned entities that are publicly traded, LabOne and Response. At September 30, 1995, based on the market prices of publicly-traded shares of these two subsidiaries, pretax unrealized gains of approximately $127 million on these investments were not reflected in either Seafield's book value or stockholders' equity.


Provision for Income Taxes

During the first nine months of 1995, Seafield's effective tax rate was impacted by tax losses created on the dispositions of three consolidated companies previously discussed. The dispositions generated current and deferred tax benefits of approximately $4.1 million. Additionally, the third quarter write-off of Seafield's investment in Pyramid generated a deferred tax benefit of $2.1 million. Deferred taxes are not ordinarily recorded for the book amortization of goodwill, and therefore, tax benefits were generated in the year of disposition.

Also impacting the effective rate was the usage by Response of tax net operating loss carryforwards offsetting current year's taxable income.

Third quarter activities generated a $3.5 million tax benefit. Of this amount, $2.1 million was the deferred tax benefit on Pyramid and approximately $600,000 on the sale of IUS.


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

Real estate generated revenues of $2.9 million during 1995's third quarter compared to $3 million in last year's third quarter. Revenues during 1995's first nine months were $8.5 compared to $7.8 million in 1994's first nine months. The real estate is presented in the financial statements as a discontinued operation. Therefore, the real estate revenues and expenses are not included in the results of operations.

Sales during the first nine months of 1995 include 2 commercial parcels in Kansas, a partnership interest in commercial property in Colorado, 1 commercial parcel, 1 residential lot and 120 acres in Texas, 1 commercial parcel in Missouri, and 15 residential lots and units in Florida and New Mexico. The nine month 1994 sales included 2 residential lots in Texas, 1 commercial property in California and 35 residential lots and units in Florida and New Mexico.

Listed below is the status of the discontinued real estate operations as of November 1, 1995:

Land:
     North Ft. Worth, TX     120 acres sold, 585 contract pending, 149 listed
     West Ft. Worth, TX      212 acres listed for sale
     Houston, TX             1 acre sold, 30 lots sold, 370 acres and 37 lots
                               listed for sale
     Olathe, Ks              4 acres sold, 17.5 acres listed for sale
     Tulsa, OK               12 acres listed for sale

Land Lease:
     Honolulu, HI            sold
     San Diego, CA           sold
     Nashville, TN           sold

Commercial:
     Reno, NV                contract pending
     Denver, Co              sold
     Gillette, WY            listed

Residential:
     Juno, FL                last 2 units to be completed within 60 days,
                               listed for sale
     Juno, FL                last unit completed and 10 marina slips, listed
     Santa Fe, NM            last 23 units to be completed within 90 days,
                               listed with 11 of 63 units under contract
     Mazatlan, Mexico        final sales remittance received in October

The net real estate asset amounts are influenced from period to period by several factors. In addition to seasonal sales cycles for projects in Florida and New Mexico, a decision at the end of 1993 to accelerate the build-out of the New Mexico project, and to a lesser degree the timing of the construction on the final three houses in Florida, resulted in a net increase in real estate assets during 1995's first nine months. The accelerated build-out will substantially be completed soon after year's end. While Seafield is currently holding preliminary talks with several potential purchasers for the New Mexico project, it is more likely that the final 63 units will be sold individually.

The net real estate asset amount did not vary greatly during 1995's third quarter. However, October activities have decreased the net asset amount to approximately $50 million, the balance at December 31, 1994.


FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1995, at the holding company level, Seafield had available for operations approximately $34 million in cash and short-term investments with an additional $5.7 million in long-term securities. On a consolidated basis, Seafield and its subsidiaries (primarily LabOne with $39 million) had $78 million in cash and short-term investments. Current assets totaled $123.1 million while current liabilities totaled approximately $14 million.

Net cash used by operations during 1995's first nine months totaled $456,000 compared with $15.4 million provided in 1994's first nine months. The decrease primarily reflects Seafield's cash received on liquidation of a $13 million partnership investment portfolio during 1994. These decreases are reported as funds provided by operations beginning in 1994. Other less material items impacting the change in funds used/provided include changes in accounts receivable, accounts payable, income taxes, deprecation, amortization and earnings applicable to minority interests.

In 1994, Seafield acquired 382,350 Seafield shares for $13 million. At June 30, 1995, the company had no remaining authorization for the purchase of Seafield shares. During 1995's first nine months, treasury stock issued for exercised options and awards totaled 82,256 shares.

In 1990, Seafield's board of directors authorized up to $20 million for the acquisition of LabOne common stock. In 1993, Seafield's board of directors approved an additional $5 million for the purchase of LabOne stock. In 1995, Seafield did not acquire any shares of LabOne stock. At September 30, 1995, the remaining aggregate authorization totals $7.7 million.

Seafield is primarily a holding company. Sources of cash have been investment income, sales, borrowings and dividends from subsidiaries. The dividend paying capabilities of subsidiaries may be restricted as to their transfer to the parent company. The primary uses of cash for Seafield have been investments, subsidiary stock purchases and dividends to shareholders.

In addition to producing $11.1 million in net proceeds, the sales of APR and IUS, the dissolution of TAI and the write-off of the Pyramid investment impacted several line item amounts in Seafield's consolidated balance sheet. Approximately $9.8 million of APR, IUS and Pyramid accounts and notes receivable (primarily APR with $8.l million) reflected in the December 31, 1994 balance sheet were not consolidated at September 30, 1995. The actual change from December 1994 to September 1995 reflects the above mentioned $9.8 million offset by $2.2 million increase in Response's accounts and notes receivable.

The decrease in other current assets on the balance sheets principally reflects TAI's decreases and reclassifications. The $3.2 million reduction in property, plant and equipment is attributable to $1.9 million on APR, IUS, Pyramid and TAI with the remaining decrease associated with normal depreciation by LabOne, Response and Seafield.

The $8.7 million decrease in intangible assets on the balance sheets reflects $7.6 million of goodwill associated with IUS, Pyramid and TAI at December 31, 1994. Approximately $1.5 million of goodwill was amortized during 1995 prior to sales or dissolution with the $6.1 million remaining charged to expense or basis at the time that APR, IUS, Pyramid and TAI left the consolidated group.

Consolidated notes payable, both current and long-term, decreased to zero at September 30, 1995 from $2.8 million at December 31, 1994, primarily as a result of TAI's 1995 note payments on liabilities that Seafield consolidated at year's end. The decreases during 1995 in the other current and long-term liabilities result from the sales or dissolution of APR, IUS Pyramid and TAI. The 1995 decrease in the securitization of receivables in the investing activities resulted from the APR sale.

During 1992, Seafield received proposed adjustments from the Internal Revenue Service (IRS) with respect to 1986-87 federal income taxes. Seafield protested these adjustments during 1992. Later, the IRS determined to include the 1988-90 tax periods as part of its review. The original amount of additional taxes proposed by the IRS was approximately $17 million for the 1986-87 period. In May 1995, the IRS issued a revised 1986-87 adjustment report reducing the original amount of proposed taxes to $13.5 million. Two-thirds of the proposed adjustments relate to formerly owned television subsidiaries. In September 1995, this new 1986-87 report was protested.

In June 1995, the IRS issued its 1988-89 report which includes reversals of some additional taxes in the 1986-87 report. The amount of additional proposed taxes for 1988-89 is now $182,000 (having originally been approximately $6 million). In September 1995, the 1988-89 report was also protested.

The IRS may issue its proposed tax adjustments for 1990 by the end of 1995. Three preliminary proposed adjustments for 1990 totaling $7.4 million in additional taxes have been received. Two of the adjustments reflect reversals of prior years' adjustments. The third constitutes an attempt by the IRS to tax the gain on an intercompany transfer of LabOne stock. The IRS has used this proposed adjustment to deny Seafield's uncontested 1990 net operating and net capital loss carryback claim for refund of $7.6 million. The effect is to propose a reduction in net taxes for 1990 of approximately $196,000, including the refund.

Seafield believes that it has meritorious defenses to many of the issues raised by the IRS, has or will timely file protests and that the financial statements contain adequate accruals for income tax liabilities.

In 1988, LabOne's board of directors authorized up to $25 million to enter the market from time to time for the purpose of acquiring shares of LabOne's common stock. As of September 30, 1995, LabOne had acquired 2,099,235 shares at a total cost of $22.7 million. There were no treasury stock purchased during 1995.

LabOne paid quarterly dividends during 1994 and the first, second and third quarters of 1995. As an 82% owner, Seafield received $5.8 million of cash as dividends from LabOne in 1995. LabOne's working capital position decreased by $2.6 million to $46 million at September 30, 1995, from $48.6 million at December 31, 1994. This decrease was primarily due to dividends paid and capital additions exceeding LabOne's cash provided by operations. LabOne expects to fund operations, capital additions and future dividend payments from a combination of cash reserves and cash flow from operations.

LabOne had no borrowings during 1995 and an unsecured $1 million line of credit at prime rate of approximately 8.75%, that may be used for general corporate purposes. During 1995's third quarter, LabOne invested $700,000 in additional property, plant, and equipment.

Response's working capital at September 30, 1995 was $14.4 million with current assets of $20.3 million and current liabilities of $5.8 million. Cash and cash equivalents and short-term investments represent $3.6 million of Response's current assets. Response has a $2.5 million revolving bank line of credit, secured by eligible accounts receivable, bearing interest at the bank's prime rate plus one percent, or 9.75% at September 30, 1995. The line, which expires April 1, 1996, is expected to be renewed for additional one-year terms. Response had no borrowings under its line of credit at September 30,, 1995.

Response had no material commitments for capital expenditures at September 30, 1995. Response believes that its cash and capital resources, together with available credit facilities, will be sufficient to finance current operations and anticipated expansion of its network of IMPACT Centers.

Subsequent to September 30, 1995, Response engaged Smith Barney, Inc. to assist in the development of a physician practice acquisition and management strategy, including the development of financing alternatives for such contemplated acquisitions. Response has entered into a letter of intent to purchase and manage the assets of a leading oncology-hematology practice, and expects that further acquisitions will be forthcoming. However, there are no assurances that Response will successfully consummate the acquisition of this or any additional practices. Response is currently evaluating means of optimally financing these acquisitions, and it is contemplated that such acquisitions will be financed through combinations of cash, debt, and equity. Accordingly, Response will evaluate possible offerings of its common stock in public or private markets as means of raising additional equity capital.

On November 1, 1995, an amendment to Response's charter was approved at a Special Meeting of Shareholders decreasing the number of authorized shares from 60,000,000 shares, $.002 par value, to 30,000,000 shares, $.01 par value, with a corresponding reclassification to which each issued and outstanding share will be reclassified, converted and changed into one-fifth (1/5) of an issued and outstanding share. The amendment became effective November 2, 1995. The number of shares of Common Stock outstanding prior to the one-for-five reverse split was 34,934,615.

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


NEW ACCOUNTING STANDARDS

Statements of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" and No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" have been implemented for the year ending December 31, 1995. The adoption of this standard has had no significant impact on the Registrant's financial position or results of operations.

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" is required to be implemented for fiscal years beginning after December 15, 1995. The Registrant has not ascertained the impact, if any, on its financial position or results of operations.

Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" is required to be implemented for fiscal years beginning after December 31, 1995. The adoption of this standard is not expected to have any significant impact on the Registrant's financial position or results of operations.

No other recently issued accounting standards presently exist which will require adoption in future periods.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

A lawsuit was initiated in 1986 by the Registrant's former insurance subsidiary, Business Men's Assurance Company of America (BMA), against Skidmore, Owings & Merrill (SOM), an architectural and engineering firm, and a construction firm (with which a settlement has previously been reached) to recover costs incurred to remove and replace the facade on the former home office building. The lawsuit was filed in and is pending before the Circuit Court (i.e. state trial court) of Jackson County, Missouri. Because the costs had been incurred prior to any discussions regarding a sale of the insurance subsidiary, Registrant negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. Thus, any recovery will be for the benefit of the Registrant and all costs incurred in connection with the litigation will be paid by the Registrant. Any ultimate recovery will be recognized as income when received and would be subject to income taxes. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment granted in 1992 in favor of the Registrant; the Court of Appeals set aside $1.7 million of the judgment and remanded the balance of the case to the trial court for a jury trial limited to the question of whether or not the applicable statute of limitations barred the claim. A date for the retrial has not been set. Legal costs to date have aggregated approximately $427,000. Any ultimate recovery will be reduced by amounts received previously on settlements with other defendants (which settlement amounts aggregated approximately $450,000).

In 1988, a lawsuit was initiated against the Registrant's former insurance subsidiary, BMA, by its former partners in the Quail Run real estate project in Santa Fe, New Mexico. The lawsuit was filed in the United States District Court for the District of New Mexico by Lyon Development Company and Jeanne Lyon, DBA Lyon and Associates Realty. The plaintiffs alleged that the project partnership agreement was improperly terminated, thus denying them an ongoing interest in the project, and the loss of their exclusive real estate brokerage arrangement. The plaintiffs were seeking approximately $11 million in actual damages and unspecified punitive damages based upon alleged breaches of contract and fiduciary duty and economic compulsion. After a trial in July 1994, the jury returned a verdict absolving Registrant of any liability. Subsequent to the trial, the judge awarded Registrant approximately $250,000 in connection with marketing expenses which the plaintiffs were to have repaid. In April 1995, the Court awarded Registrant approximately $64,000 in legal costs with interest until paid. Plaintiffs have appealed all judgments against them; the appeal is pending before the United States Court of Appeals for the Tenth Circuit.
The plaintiffs' request for oral arguments in their appeal was denied. The Court will decide the appeal on the briefs alone and a decision is expected by the end of 1995. Because the Quail Run project was retained by Registrant in connection with the sale of its former insurance subsidiary, Registrant defended the lawsuit under an indemnification arrangement with the purchaser of the former insurance subsidiary; all legal fees and costs incurred (approximately $3.5 million from inception through September 30, 1995) and any judgments rendered in favor of the plaintiff will be for the account of the Registrant.

In the opinion of management, after consultation with legal counsel and based upon current available information, none of these lawsuits is expected to have a material adverse impact on the consolidated financial position or results of operations of the Registrant.

During 1992, Seafield received proposed adjustments from the Internal Revenue Service (IRS) with respect to 1986-87 federal income taxes.
Seafield protested these adjustments during 1992. Later, the IRS determined to include the 1988-90 tax periods as part of its review. The original amount of additional taxes proposed by the IRS was approximately $17 million for the 1986-87 period. In May 1995, the IRS issued a revised 1986-87 adjustment report reducing the original amount of proposed taxes to $13.5 million. Two-thirds of the proposed adjustments relate to formerly owned television subsidiaries. In September 1995, this new 1986-87 report was protested.

In June 1995, the IRS issued its 1988-89 report which includes reversals of some additional taxes in the 1986-87 report. The amount of additional proposed taxes for 1988-89 is now $182,000 (having originally been approximately $6 million). In September 1995, the 1988-89 report was also protested.

The IRS may issue its proposed tax adjustments for 1990 by the end of 1995. Three preliminary proposed adjustments for 1990 totaling $7.4 million in additional taxes have been received. Two of the adjustments reflect reversals of prior years' adjustments. The third constitutes an attempt by the IRS to tax the gain on an intercompany transfer of LabOne stock. The IRS has used this proposed adjustment to deny Seafield's uncontested 1990 net operating and net capital loss carryback claim for refund of $7.6 million. The effect is to propose a reduction in net taxes for 1990 of approximately $196,000, including the refund.

Seafield believes that it has meritorious defenses to many of the issues raised by the IRS, has or will timely file protests and that the financial statements contain adequate accruals for income tax liabilities.

Item 2.  Changes in Securities
         (a)  Changes in Securities:  None

         (b) Under the Missouri General Corporation Law, no dividends to stockholders may be declared or paid at a time when the net assets of the corporation are less than its stated capital or when the payment thereof would reduce the net assets of the corporation below its stated capital. At September 30, 1995 the net assets of Seafield Capital Corporation exceeded its stated capital by $188,210,000.


Item 3.  Defaults Upon Senior Securities
         None.


Item 4.  Submission of Matters to a Vote of Securities Holders
         None


Item 5.  Other Information
         None.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
              27     Financial Data Schedule - as filed electronically by
the Registrant in conjunction with this Form 10-Q.

         (b)  Reports on Form 8-K:
              A current report on Form 8-K was filed with the Commission on October 30, 1995. This Form 8-K reported that the Registrant issued a news release on October 23, 1995 and on October 24, 1995.

The text of the October 23, 1995 news release is as follows: "Seafield Capital Corporation's 59% owned subsidiary, Response Technologies, Inc., today announced plans to effect a one-for-five reverse stock split of its common stock; delist its common stock from the American Stock Exchange (Amex: RTK) and begin trading on the Nasdaq National Market under the symbol ROIX beginning November 3, 1995; and change its name from "Response Technologies, Inc." to "Response Oncology, Inc." The aforementioned reverse stock split and name change are contingent upon approval by a majority of shareholders at a Special Meeting of Shareholders to be held on November 1, 1995. In addition, Response announced that it has retained Smith Barney Inc. to assist in the development of a physician practice acquisition and management strategy, including the development of financing alternatives for such contemplated acquisitions.

Response's reverse stock split and the move to the Nasdaq National Market helps to better position the company with respect to the capital markets. The name change to Response Oncology reflects the focus of the company.
More importantly, Response is very excited by the prospects of expanding relationships with some of its oncologists in the high dose chemotherapy programs to include acquisition and management of their practices. Response's data collection, analysis and outcomes reporting relative to advanced cancer therapies provides a natural segue into information management of the full spectrum of cancer care. These disease management capabilities will provide a significant competitive advantage to its groups in winning managed care contracts. Response currently has entered into a letter of intent to purchase and manage the assets of Oncology Hematology Group of South Florida, a leading oncology-hematology practice, and expects that further acquisitions will be forthcoming. Response is currently evaluating means of optimally financing these acquisitions, and it is contemplated that such acquisitions will be financed through combinations of cash, debt and equity. However, there are no assurances that Response will successfully consummate the acquisitions of this one or any additional practices. Response has relationships with over 300 oncologists in 21 states through its stem cell program, presenting an entre to several potential acquisition relationships.

The common stock of Response Technologies, Inc. is currently traded on the American Stock Exchange (AMEX) under the symbol RTK. On October 26, 1995, the common stock will begin trading on the Nasdaq National Market under the symbol ROIX. Effective November 2, 1995 (subject to shareholder approval), the common stock will trade under the symbol ROIXD for an interim period to denote occurrence of the one-for-five reverse stock split."

The text of the October 23, 1995 news release is as follows: "Seafield Capital Corporation's 82% owned subsidiary, LabOne, Inc., today announced that Bert Hood has resigned his position as chairman, president and chief executive officer of LabOne. Hood plans to pursue other business interests.
W. Thomas Grant II, chairman of the board and chief executive officer of Seafield, will fill the vacancies left by Hood.

Thomas J. Hespe, who recently joined LabOne as Executive Vice President of Sales, will head the company's Lab Card (trademark) sales efforts.
The Lab Card Program provides outpatient laboratory services to self-funded employers and insurance companies nationwide. LabOne's Lab Card Program, representing over a quarter million lives, is gaining widespread recognition as an innovative new carve-out benefit for the health care industry.

LabOne will release third quarter 1995 results in about a week. LabOne estimates that net earnings per share for the third quarter 1995 will be approximately $0.02. Net earnings for the third quarter 1994 were also $0.02. During the third quarter 1995, operating income was reduced by a previously announced, one-time expense of $0.5 million, or $0.03 per share. During the third quarter 1994, LabOne incurred a restructuring charge of $1.6 million, or $0.08 per share.

LabOne operates a centralized laboratory in the Kansas City area which markets clinical, substance-abuse and insurance laboratory services nationwide.

Seafield also will release consolidated third quarter 1995 results in about a week."



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Seafield Capital Corporation

Date November 13, 1995               By  /s/  James R. Seward
                                        ----------------------------
                                        James R. Seward
                                        Executive Vice President
                                        and Chief Financial Officer


Date November 13, 1995               By  /s/  Steven K. Fitzwater
                                        ----------------------------
                                        Steven K. Fitzwater
                                        Vice President, Chief Accounting
                                        Officer and Secretary