Form 10-K
period 1995-12-31
SEAFIELD CAPITAL CORP
filed 1996-03-29
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-K
(Mark One)
    X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------- EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1995

                                       OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE -----------SECURITIES EXCHANGE ACT OF 1934
           For the transition period from          to
                                          --------    --------

                         Commission file number 0-16946
                                                -------
                          SEAFIELD CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)
                 Missouri                                43-1039532
-------------------------------------     ---------------------------------
     (State or other jurisdiction              (IRS Employer Incorporation
            of organization)                     or Identification Number)

            P. O. Box 410949
       2600 Grand Blvd., Suite 500
          Kansas City, Missouri                              64141
---------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code: (816) 842-7000
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
        Title of each class                        on which registered
        -------------------                       ---------------------
               None                                   Not Applicable
------------------------------------      ---------------------------------

Securities registered pursuant to Section 12(g) of the Act:
               Common Stock, par value $1 per share and
                common stock rights coupled therewith.
---------------------------------------------------------------------------
                             (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    X        No
                                                    -------        -------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            -------
Approximate aggregate market value of voting stock held by non-affiliates of Registrant: $229,497,844 (based on closing price as of February 29,
1996)

Number of shares outstanding of only class of Registrant's common stock as of February 29, 1996: $1 par value common - 6,464,728

Documents incorporated by reference:
Portions of Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on May 8, 1996, is incorporated by reference into Part III of this report, to the extent set forth therein, if such Proxy Statement is filed with the Securities and Exchange Commission on or before April 30, 1996. If such Proxy Statement is not filed by such date, the information required to be presented in Part III will be filed as an amendment to this report. The exhibits for this Form 10-K are listed in Item 14.



                                   PART I.

ITEM 1. BUSINESS.

Seafield Capital Corporation (Seafield or Registrant), was organized in Missouri as BMA Properties, Inc. in 1974 as a 100% owned subsidiary of Business Men's Assurance Company of America (which was incorporated in
1909). In 1988, BMA Properties, Inc. was renamed BMA Corporation, and on June 1, 1988, became the parent company. Registrant changed its name in 1991 from BMA Corporation to Seafield Capital Corporation. Registrant is a holding company whose subsidiaries operate primarily in the healthcare and insurance services areas. Registrant implemented this new strategic business focus after the insurance operations were sold during 1990. Various operating subsidiaries of Registrant provide risk-appraisal laboratory testing services to the insurance industry, clinical testing services to the healthcare industry, and comprehensive cancer treatment management. In addition, Seafield has investments in early-stage healthcare services companies. Seafield, either directly or through subsidiaries, also holds interests in energy investments, marketable securities and real estate. Seafield had 18 employees as of December 31, 1995. None of the employees is represented by a labor union and Seafield believes its relations with employees are good. See Item 7 and Note 6 of Notes to Consolidated Financial Statements for additional segment information.

                    *             *             *

The following list shows the Registrant and each subsidiary corporation of which Registrant owns a majority interest, together with the ownership percentage and state or country of incorporation.

SEAFIELD CAPITAL CORPORATION  (Missouri)
     LabOne, Inc.  (Delaware)                                           82%
         Lab One Canada Inc.  (Canada)                                 100%
     Response Oncology, Inc.  (Tennessee)                               56%
     Pyramid Diagnostic Services, Inc.  (Delaware)                      74%
     BMA Resources, Inc.  (Missouri)                                   100%
     Scout Development Corporation  (Missouri)                         100%
         Scout Development Corporation of New Mexico  (Missouri)       100%
         Carousel Apartment Homes, Inc.  (Georgia)                     100%




                              INSURANCE SERVICES

The following businesses are considered to be in the insurance services segment: LabOne, Inc. (insurance segment), Agency Premium Resource, Inc.
(APR), and International Underwriting Services, Inc. (IUS). APR and IUS were sold during 1995.

LABONE, INC.

The Registrant's laboratory testing activities are conducted through LabOne, Inc. (LabOne), a subsidiary which was 82% owned by the Registrant and 18% publicly held at December 31, 1995. LabOne is a publicly-traded stock (NASDAQ-LABS). LabOne, together with its wholly-owned subsidiary Lab One Canada Inc. (hereinafter collectively referred to as LabOne), is the largest provider of laboratory services to the insurance industry in the United States and Canada. In 1994, LabOne expanded its testing offerings to include the clinical and substance abuse markets. LabOne provides high-quality laboratory services to insurance companies, physicians and employers nationwide.

LabOne provides risk-appraisal laboratory services to the insurance industry. The tests performed by LabOne are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on specimens of individual life insurance policy applicants. LabOne also provides testing services on specimens of individuals applying for individual and group medical and disability policies.

LabOne also provides clinical testing services to the healthcare industry to aid in the diagnosis and treatment of patients. Additionally, LabOne is certified by the Substance Abuse and Mental Health Services Administration (SAMHSA) to perform substance abuse testing services for federally regulated employers and is currently marketing these services throughout the country to both regulated and nonregulated employers. See the Healthcare Segment following for additional information regarding LabOne's clinical and substance abuse testing services.

LabOne's Insurance Applicant Testing Services

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

Standardized laboratory testing can also be used to verify responses on a policy application to such questions as whether the applicant is a user of tobacco products, certain controlled substances or certain prescription drugs. Insurance companies generally offer a premium discount for nonsmokers and often rely on testing to determine whether an applicant is a user of tobacco products. Cocaine use has been associated with increased risk of accidental death and cardiovascular disorders, and as a result of the increasing abuse in the United States and Canada, insurance companies are testing a greater number of policy applicants to detect its presence. Therapeutic drug testing also detects the presence of certain prescription drugs that are being used by an applicant to treat a life-threatening medical condition that may not be revealed by a physical examination.

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

Insurance specimens are normally collected from individual insurance applicants by independent paramedical personnel using LabOne's custom-designed collection kits and containers. These kits and containers are delivered to LabOne's laboratory via overnight delivery services or mail, coded for identification and processed according to each client's specifications. Results are generally transmitted to the insurance company's underwriting department that same evening.

The following table summarizes LabOne's revenues from services provided to the insurance and healthcare (clinical and substance abuse testing) markets:

                                    Year ended December 31,
                              1995             1994            1993
                           ------------    ------------    ------------
                                     (Dollars in thousands)

Insurance                  $ 52,544  92%    $ 60,260  99%   $ 69,378  100%
Healthcare                    4,485   8%         466   1%        --     0%
                             ------           ------          ------
   Total                   $ 57,029         $ 60,726        $ 69,378
                             ======           ======          ======


LabOne - Operations

LabOne's operations are designed to facilitate the testing of a large number of specimens and to report the results to its clients, generally within 24 hours of receipt of specimens.

LabOne has internally developed, custom-designed laboratory and business processing systems. These systems enable each client company to customize its own testing and reflex requirements by several parameters to satisfy its particular needs. It is a centralized network system that provides an automated link between LabOne's testing equipment, data processing equipment and the client's computer systems. This system offers LabOne's clients the ability to customize their testing activities to best meet their needs.

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

LabOne - Regulatory Affairs/Quality Improvement

The objective of the Regulatory Affairs/Quality Improvement department is to ensure that accurate and reliable test results are released to clients. This is accomplished by incorporating both internal and external quality assurance programs in each area of the laboratory. In addition, quality assurance specialists share the responsibility with all LabOne employees of an ongoing commitment to quality and safety in all laboratory operations. Internal quality and education programs are designed to identify opportunities for improvement in laboratory services and to meet all required safety training and education issues. These programs ensure reliable and confidential test results.

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

LabOne is accredited by the College of American Pathologists and is licensed under the Clinical Laboratory Improvement Amendments (CLIA) of 1988. LabOne has additional licenses for HIV and substance abuse testing from the State of Kansas and all other states where such licenses are required. LabOne is certified by SAMHSA to perform testing to detect drugs of abuse in federal employees and in workers governed by federal regulations.

LabOne - Technology Development

The technology development department evaluates new commercially available tests and technologies or develops new assays and compares them to competing products in order to select the most accurate laboratory procedures. Total technology development expenditures are not considered significant to LabOne as a whole.

LabOne - Sales and Marketing

LabOne's client base currently consists primarily of insurance companies in the United States and Canada. LabOne believes that its ability to provide prompt and accurate results on a cost-effective basis and its responsiveness to customer needs have been important factors in maintaining existing business.

All of LabOne's sales representatives for the insurance market have significant business experience in the insurance industry or clinical laboratory-related fields. These representatives call on major clients several times each year, usually meeting with a medical director or vice president of underwriting. An important part of LabOne's marketing effort is directed toward providing its existing clients and prospects with information pertaining to the actuarial benefits of, and trends in, laboratory testing. LabOne's sales representatives and its senior management also attend underwriters' and medical directors' meetings sponsored by the insurance industry.

The sales representatives for the healthcare industry are experienced in that market and currently work in the geographic areas which they represent. Marketing efforts are directed at insurance carriers, as well as self-insured companies and other organizations nationwide.

Substance abuse marketing efforts are primarily directed at Fortune 1000 companies, occupational health clinics and third party administrators. LabOne's strategy is to offer quality service at competitive prices. The sales force focuses on the ability of LabOne to offer multiple reporting methods, next flight out options, dedicated client service representatives and reporting of negative results before 8:00 a.m.

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

The Food and Drug Administration (FDA) may exert broader regulatory control over LabOne's business and all testing laboratories. The areas of possible increased control that could impact LabOne's business include (1) whether FDA premarket notification or clearance may be required for LabOne's continued commercial distribution and use of a blood and urine specimen collection kit, and (2) a draft FDA compliance policy guide stating that certain products routinely used by laboratories may require FDA approval or clearance. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - TRENDS.

LabOne - Competition

LabOne believes that the insurance laboratory testing market is approximately a $100 million industry. LabOne currently controls over half the market, with three other main competitors, Osborn Laboratories, Inc., Clinical Reference Laboratory and GIB Laboratories, maintaining a majority of the remaining market. The insurance laboratory testing industry continues to be increasingly competitive. The primary focus of the competition has been on pricing. This continued competition has resulted in a decrease in LabOne's average price per test. It is anticipated that prices will continue to decline in 1996.

Although competition has dramatically increased in the past few years, LabOne has maintained its position as the market leader. LabOne believes its leading position in the insurance laboratory testing market is due in part to its focused commitment of resources to the life and health insurance industry. LabOne has continued to maintain its market leadership through the client relationships that it has developed over its 24-year history, its reputation for providing quality products and services at competitive prices, and its battery of tests which are tailored specifically to insurance companies' needs.

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

LabOne's business plan is to be the premier low-cost provider of high-quality laboratory services to self-insured companies and insurance companies in the healthcare market. LabOne feels that its superior quality and centralized, low-cost operating structure enables it to compete effectively in this market.

LabOne competes in the substance abuse testing market nationwide. LabOne's major competitors are the three major clinical chains, LabCorp, Corning Clinical Laboratories and Smith Kline Beecham Laboratories, who collectively constitute approximately two-thirds of the substance abuse testing market.

LabOne - Foreign Markets

In 1977, LabOne opened Head Office Reference Laboratory Limited, a subsidiary, in Toronto, Canada. During 1994, LabOne consolidated all Canadian laboratory testing into the Kansas laboratory. In 1995, the name was changed to Lab One Canada, Inc., and LabOne continues to market insurance testing services to Canadian clients, with laboratory testing performed in the United States.

The following table summarizes the revenue, profit and assets applicable to LabOne's domestic operations and its subsidiary, Lab One Canada, Inc.


                                        Year ended December 31,
                                    1995         1994          1993
                                    ----         ----          ----
                                           (In millions)

Sales:
   United States                   $50.8         $53.0         $59.8
   Canada                            6.2           7.7           9.6

Operating Profit:
   United States                     2.1           5.8          14.1
   Canada                            0.3           1.1           2.6

Identifiable Assets:
   United States                    64.4          71.3          75.9
   Canada                            5.7           5.5           5.2


LabOne - Employees

As of March 1, 1996, LabOne had 509 full-time employees, representing a decrease of 49 employees from the same time in 1995. None of LabOne's employees is represented by a labor union. LabOne believes its relations with employees are good.

AGENCY PREMIUM RESOURCE, INC.

Agency Premium Resource, Inc. (APR) is an insurance premium finance company serving independent insurance agents. APR provides premium financing for the commercial customers of these independent insurance agents. On May 31, 1995, Seafield sold APR. See Item 7 and Note 1 to Consolidated Financial Statements for additional information.

INTERNATIONAL UNDERWRITING SERVICES, INC.

International Underwriting Services, Inc. (IUS) offers turnkey policyholder and underwriting services. This subsidiary operates only within the life and health insurance industry and provides some or all of the following services to its customers: product design, underwriting of applicants, policy issuance, policy service, premium collection and payment of commissions. On July 17, 1995, Seafield sold IUS. See Item 7 and Note 1 to Consolidated Financial Statements for additional information.


                              HEALTHCARE SERVICES

The following operating businesses are considered to be in the healthcare services segment: Response Oncology, Inc., LabOne, Inc. (healthcare segment) and Pyramid Diagnostic Services, Inc.

RESPONSE ONCOLOGY, INC.

The Registrant owns approximately 56% of Response Oncology, Inc.
(Response). On November 2, 1995, Response changed its name from Response Technologies, Inc. Response's common stock trades on the NASDAQ National Market System under the symbol ROIX.

Response is a comprehensive cancer management company. Response provides advanced cancer treatment services under the direction of over 350 independent oncologists; manages the practices of oncologists with whom Response has affiliated; and conducts clinical cancer research on behalf of pharmaceutical manufacturers.

Response - Cancer Treatment Services

Response provides advanced cancer treatments and related services, principally on an outpatient basis, through its IMPACT(registered trademark) (IMPlementing Advanced Cancer Treatments) Centers. Each IMPACT Center provides its Medical Directors/Cancer Specialists with a fully integrated delivery system for implementation of advanced cancer protocols. As of February 15, 1996, Response owned or operated in joint ventures with hospitals, 43 IMPACT Centers in 21 states, providing advanced treatment capabilities and facilities to over 350 medical oncologists. Commencing in 1995, Response shifted its emphasis from wholly-owned IMPACT Centers typically located away from hospitals in close proximity to suburban oncology practices to joint ventures with hospitals which provide the physical facilities wherein the IMPACT Center is operated.

Each IMPACT Center is staffed by experienced oncology nurses, pharmacists, laboratory technologists, and other support personnel to deliver outpatient services under the direction of private practicing oncologists. IMPACT Center services include preparation and collection of stem cells, administration of high-dose chemotherapy, reinfusion of stem cells and delivery of broadbased supportive care. IMPACT Center personnel extend the support mechanism into the patient's home, further reducing the dependence on hospitalization. The advantages of this system to the physician and patient include (i) convenience of the local treatment facility; (ii) specialized on-site laboratory and pharmacy services, including home pharmacy support; (iii) access to Response's clinical trials program to provide ongoing evaluation of current cancer treatment; (iv) specially trained medical and technical staff; (v) patient education and support materials through computer, video and staff consultation; and (vi) reimbursement assistance.

Response - Oncology Practice Management Services

Response announced during the year ended December 31, 1995, its plans to engage in physician practice management within the specialty of medical oncology and hematology.

On January 2, 1996, Response acquired the assets of, and entered into a long-term management services agreement with Oncology Hematology Group of South Florida, P.A. (the Group). The Group, consisting of nine physicians, is located on the campus of Baptist Hospital in Miami, Florida. Under the management services agreement, Response receives a management fee to manage the non-medical aspects of the practice and to coordinate practice enhancement opportunities with the physicians. Improvements are expected through a professional focus on management and managed care relationships, economies of scale, and the addition of new services. The Group is Response's first physician group under such a practice management relationship.

As of February 15, 1996, Response had announced the receipt of two additional non-binding letters of intent for physician practice management relationships, and that it was in early negotiations with several additional groups.

In late 1995, Response contracted with an independent physician association of oncologists in Palm Beach, Broward, Dade and Monroe Counties in South Florida for the purpose of marketing the services of such oncologists to managed care organizations.

Response - Cancer Research Services

Response also utilizes its database to provide various types of data to pharmaceutical companies regarding the use of their products. The IMPACT Center network and Response's database make Response ideally suited to this process. Response is currently participating in several projects with pharmaceutical manufacturers to furnish data in connection with FDA applications for post-FDA approval marketing studies. Revenue from these contracts helps to underwrite Response's clinical trials expenses. Such relationships with pharmaceutical companies may allow Response earlier access to drugs and therapies.

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

In addition, Response is aware of at least two competitors specializing in the management of oncology practices, and several healthcare companies with established operating histories and significantly greater resources than Response are also providing at least some management services to oncologists. There are certain other companies, including hospitals, large group practices, and outpatient care centers, that are expanding their presence in the oncology market and may have access to greater resources than Response. Furthermore, organizations specializing in home and ambulatory infusion care, radiation therapy, and group practice management compete in the oncology market.

Response's revenue depends on the continued success of its affiliated physician groups. These physician groups face competition from several sources, including sole practitioners, single and multi-specialty groups, hospitals and managed care organizations.

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

Some protocols which Response may desire to implement may be subject to regulatory approval by the Food and Drug Administration (FDA) due to the drugs or combination of drugs used in the protocols. In most instances, such approval will be sought by manufacturers of the drugs; however, Response may occasionally participate in such an approval process.

The majority of patients referred to the Centers are covered by a third party insurer. Response receives very little of its revenue from Medicare since patients eligible for Medicare generally are not medically eligible by virtue of their age for high-dose treatment protocols.

Response believes that its method of compensating its Medical Directors complies with the federal Medicare anti-kickback law and the Stark self-referral law and similar state regulations. Such regulations at the federal level prohibit any form of compensation to physicians intended to induce the referral of Medicare or Medicaid patients and the referral of such patients to an entity for designated health services in which the physician has a financial relationship. Certain states have enacted broader regulations precluding such referrals with respect to non-Medicare and Medicaid payers. Response believes that it has structured its compensation arrangements with its Medical Directors pursuant to federal "safe harbor" regulations, and in compliance with applicable state regulations. However, there can be no assurance that future government regulations will not impact Response's compensation arrangements with its Medical Directors. Response would attempt to restructure its Medical Director payments in a manner which complies with any future regulation.

Response - Business History and Past Operations

Response was incorporated in Tennessee in 1984. In fiscal 1989, after Response had suffered losses since incorporation of over $30 million, Response adopted a plan of restructuring and reorganization of its business operations away from patient-funded research activities to the development and operation of outpatient cancer centers specializing in technology advanced cancer treatment programs for oncologists.

Response - Liability Exposure

Like all companies operating in the healthcare industry, Response faces an inherent risk of exposure to liability claims. While Response has taken what it believes to be appropriate precautions, there can be no assurance that it will avoid significant liability exposure. Response has obtained liability insurance, but there can be no assurance that it will be able to continue to obtain coverage at affordable rates or that such coverage will be adequate in the event of a successful liability claim. Since inception, Response has not incurred any professional or general liability claims or losses, and as of December 31, 1995, Response was not aware of any pending claims.

Response - Employees

As of February 15, 1996, Response employed approximately 340 persons, approximately 309 of whom were full-time employees. The employees are not covered by any collective bargaining agreements. Response believes that its labor relations are good.

LABONE, INC.

LabOne provides clinical testing services to the healthcare industry to aid in the diagnosis and treatment of patients. LabOne has established a network of LabOne Service Centers (LSCs) for the collection of specimens for testing. Additionally, LabOne has contracted with hospitals, clinics, parameds and occupational medical facilities nationwide to collect specimens for LabOne.

LabOne is certified by the Substance Abuse and Mental Health Services Administration (SAMHSA) to perform substance abuse testing services for federally regulated employers and is currently marketing these services throughout the country to both regulated and nonregulated employers. LabOne's rapid turnaround and multiple testing options help clients reduce downtime for affected employees and meet mandated drug screening guidelines.

LabOne's Clinical Patient Testing

LabOne's clinical testing services are provided to the healthcare industry to aid in the diagnosis and treatment of patients. LabOne operates only one highly automated and centralized laboratory, which has significant economic advantages over other conventional laboratory competitors. LabOne markets its clinical testing services to the payers of healthcare-- insurance companies and self-insured groups through Lab Card(trademark), a Laboratory Benefits Management (LBM) program.

The Lab Card Program provides laboratory testing at a reduced rate as compared to traditional laboratories. It uses a unique benefit design that shares the cost savings with the patient, creating an incentive for the patient to help direct laboratory work to LabOne. Under the Program, the patient incurs no out-of-pocket expense when the Lab Card is used, and the insurance company or self-insured group receives substantial savings on its laboratory charges.

LabOne began offering laboratory testing services to the healthcare industry in May 1994. Clinical laboratory tests generally are requested by physicians and other health care providers to diagnose and monitor diseases and other medical conditions through the detection of substances in blood and other specimens. Laboratory testing is generally categorized as either clinical testing, which is performed on bodily fluids including blood and urine, or anatomical pathology testing, which is performed on tissue. Clinical and anatomical pathology tests are frequently performed as part of regular physical examinations and hospital admissions in connection with the diagnosis and treatment of illnesses. The most frequently requested tests include blood chemistry analyses, blood cholesterol level tests, urinalyses, blood cell counts, PAP smears, and AIDS-related tests.

Clinical specimens are collected at LabOne's approved network of draw sites or at the physician's office. LabOne's couriers pick up the specimens and deliver them to local airports for express transport to the Kansas laboratory. Specimens are coded for identification and processed.
LabOne's testing menu includes the majority of tests requested by its clients. Tests not performed in-house are sent to reference laboratories for testing and results are entered into LabOne's computer system along with all other completed results.

In 1994, LabOne signed an agreement with PCS Health Systems (PCS), a subsidiary of Eli Lilly, to market an integrated and fully managed system of laboratory testing and administration services for payers and health plans throughout the United States. The result of this agreement is a program called Lab Card, which offers both payers and the covered population substantial cost savings on high-quality laboratory testing services. Lab Card utilizes PCS' point of service, real-time eligibility verification system. The laboratory testing is performed at LabOne's centralized testing facility in Kansas.

LabOne's Substance Abuse Testing Services

LabOne has provided quality substance abuse testing results to the insurance industry for over 20 years. Certification by SAMHSA enables LabOne to offer these services to the entire market including federally regulated industries. LabOne began offering substance abuse testing services to the broader market in April 1994.

Specimens for substance abuse testing are typically collected by independent agencies who use LabOne's forms and collection supplies. Specimens are sealed with bar-coded, tamper-evident seals and shipped overnight to LabOne. Automated systems monitor the specimens throughout the screening and confirmation process. Negative results are available immediately after testing is completed. Initial positive specimens are verified by the gas chromatography/mass spectrometry method and results are generally available within 24 hours. Results are then transmitted electronically to the client's secured computer, printer or fax machine.

PYRAMID DIAGNOSTIC SERVICES, INC.

The Registrant acquired a 52% ownership position in Pyramid Diagnostic Services, Inc. (Pyramid) in 1992. The original $4 million purchase price included newly-issued shares, thereby providing expansion financing to Pyramid. Pyramid ultimately expanded to nine pharmacies which distributed radiopharmaceuticals and related services to nuclear medicine departments, clinics and hospitals. During 1993, Registrant acquired an additional 18% ownership position for $332,000. In 1994, Registrant's ownership increased by 5% (ownership totaled 74%) with a $l million investment.

Pyramid entered bankruptcy proceedings in early October 1995 as a result of an adverse $6 million judgment entered in a lawsuit against Pyramid. Pyramid's bankruptcy proceedings are expected to be finalized in 1996. The impact on Registrant's results of operations was the September 1995 write-off of Registrant's investment in Pyramid by recording a pre-tax expense of approximately $3.3 million and a corresponding tax benefit of $2.1 million resulting in an after-tax $1.2 million charge to earnings. See Item 7 and
Note 1 of Notes to Consolidated Financial Statements for additional information.


                                OTHER BUSINESSES

BMA RESOURCES, INC.

BMA Resources, Inc. (Resources) holds the Registrant's energy investments. No new energy investments are being made, and it has been the Registrant's intent to maximize cash flow from Resources to be deployed in healthcare and insurance services. The investments include oil and gas working interests, oil and gas partnerships and a stock investment in an unconsolidated affiliate. The oil and gas primarily consists of partnership interests in Texas gulf coast oil and gas wells and leasehold interests. Resources has an approximate 35% equity interest in Syntroleum, Inc. which owns a patented process to convert natural gas into heavier hydrocarbons, including fuels and industrial waxes. With a completed proof of concept, Syntroleum is pursuing commercialization of the process.

TENENBAUM & ASSOCIATES, INC.

Tenenbaum & Associates, Inc. (TAI) was a full service real estate, personal property and sales and use tax consulting firm providing tax consulting services on a contingency basis. TAI's core business was commercial real estate.

On May 31, 1995, TAI sold certain assets to Ernst & Young U.S. LP. TAI retained its accounts receivable as of May 31, 1995. The agreement provides for Ernst & Young to continue the work-in-process on current accounts (where formal or informal tax valuation protests have been filed but not yet resolved). Ernst & Young will earn a fee for collecting the current accounts and will participate in net cash collected on certain accounts after third party costs and Ernst & Young's fees. During June 1995, TAI distributed its remaining assets to shareholders and filed for dissolution.


                          DISCONTINUED OPERATIONS

REAL ESTATE

The Registrant holds real estate through a wholly-owned subsidiary, Scout Development Corporation. Real estate holdings as of December 31, 1995 consisted of approximately 1,200 acres of partially developed and undeveloped land in seven locations, three residential development projects, a multi-story parking garage and a community shopping center. Real estate assets are located in the following states: Florida, Kansas, Nevada, New Mexico, Oklahoma, Texas, and Wyoming, all of which are listed for sale.

During 1992, the Registrant's board of directors approved a plan for the discontinuance of real estate operations. Management observed that the overall real estate environment indicated continuing signs of weakness. After reviewing sales activity and appraisals in 1992, the Registrant believed it was an appropriate time to discontinue real estate operations and sell the remaining real estate assets as soon as practicable. See Item 7 and Note 13 of the Notes to Consolidated Financial Statements for additional information on discontinued real estate operations.

The location and use of each majority owned property is listed in Schedule
III. In addition, the Registrant has a 49.9% investment in a joint venture that owns a shopping center in Gillette, Wyoming.

Only two properties, one of which is 100% owned and the 49.9% joint venture referenced above, are categorized as commercial properties. Registrant's net asset value of these two projects at December 31, 1995 was $1.9 million.

The 100% owned commercial property consists of an 850-space parking garage located in downtown Reno, Nevada. The building contains a total of 144,500 square feet of leasable parking space. Parking revenue totaled approximately $744,000 or $875 per space or $5.15 per square foot in 1995. In addition, 8,258 square feet located on the ground floor of the garage is leased to a retail tenant under a 15-year lease. Revenue from the retail lease during 1995 was $133,800 or $16.20 per square foot. In addition to basic rent, the retail tenant is responsible for its prorata share of real estate taxes and insurance. During 1995, $5,200 was collected from the retail tenant for taxes and insurance.

The joint venture commercial property consists of a retail shopping center containing approximately 163,000 square feet of net leaseable area. At the end of 1995, the center was 75% occupied. Rental revenue totaled $686,000 for 1995. The average annual gross rental per occupied square foot was $6.10. In addition to rental revenue, tenants are responsible for their share of common area maintenance (CAM). During 1995, CAM collections from tenants totaled $77,000.

Information regarding real estate debt is summarized in Note 13 of the Notes to Consolidated Financial Statements. The detailed information is as follows:

                                                               Balance at
      Property             Description   Rate    Maturity       12-31-95
--------------------------------------------------------------------------
                                                             (In thousands)
Gillette, WY shopping center   IRB       7.750%    2016         $ 6,300
Olathe, KS vacant land       Mortgage    8.625%    1997           1,289
                                                                 ------
    Total                                                       $ 7,589
                                                                 ======

In management's opinion, the real estate properties are adequately covered by insurance with coverages for real and personal property, commercial general liability, commercial crime, garagekeepers legal liability, earthquake, flood, windstorm and hail.



ITEM 2.  PROPERTIES.

Properties of Registrant

Registrant has a long-term lease for approximately 13,674 square feet of office space at 2600 Grand Boulevard in the Crown Center complex in Kansas City, Missouri. This lease is for a ten year term which began April 1, 1992. Registrant's real estate subsidiary holds diversified types of properties for sale or investment purposes in various geographical locations. In certain cases, projects were developed on a joint venture basis with one or more joint venture partners. Title to property in such cases may be held jointly with such partners or in the name of the venture. Rights and obligations with respect to such properties are governed by the terms of the joint venture agreement. Registrant's real estate is described in greater detail in Items 1, 7 and Schedule III. The Registrant and subsidiaries lease office space, equipment, land and buildings under various noncancelable leases that expire over the next several years. See
Note 8 of the Notes to Consolidated Financial Statements for additional information.



ITEM 3.  LEGAL PROCEEDINGS.

Seafield received a notice during 1992 of proposed adjustments from the Internal Revenue Service (IRS) with respect to 1986-87 federal income taxes. Later, the IRS determined to include 1988-90 as a part of its review. In May 1995, the IRS issued a revised notice of proposed adjustments to 1986-87 taxes in response to Seafield's protest filed in 1992. This revised notice reduced the previously proposed tax of approximately $17 million to $13.5 million. In June 1995, the IRS issued proposed adjustments to 1988-1989 federal income taxes. Additional proposed taxes for these years are $182,000. Also, during 1995 the IRS issued tentative proposed federal income tax adjustments for the 1990 year totaling approximately $16 million. In early 1996, the IRS reduced the $16 million tentatively proposed tax adjustments for the 1990 year to approximately $7 million. The IRS has used these proposed increases in federal income taxes to deny Seafield a 1990 claim for refund of $7.6 million. Resolution of these matters is not expected during 1996.
Seafield believes that it has meritorious defenses to many of the substantive issues raised by the IRS, and adequate accruals for income tax liabilities.

In 1986, a lawsuit was initiated in the Circuit Court of Jackson County, Missouri by Seafield's former insurance subsidiary (i.e., Business Men's Assurance Company of America) against Skidmore, Owings & Merrill ("SOM") which is an architectural and engineering firm, and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the removal and replacement costs had been incurred prior to the sale of the insurance subsidiary, Seafield negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. Thus, any recovery will be for the benefit of Seafield and all costs incurred in connection with the litigation will be paid by Seafield. Any ultimate recovery will be recognized as income when received and would be subject to income taxes. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment granted in 1992 in favor of Seafield; the Court of Appeals remanded the case to the trial court for a jury trial limited to the question of whether or not the applicable statute of limitations barred the claim. The Appeals Court also set aside $1.7 million of the judgment originally granted in 1992. A new trial is expected in the second quarter of 1996. The only remaining defendant is SOM; settlement arrangements with other defendants have resulted in payments to plaintiff which have offset legal fees and costs to date of approximately $400,000. None of the prior or future legal fees or costs are recoverable from the remaining defendant, even if the judgment in plaintiff's favor is ultimately upheld. Future legal fees and costs can not reliably be estimated.

In 1988, a lawsuit was initiated in the United States District Court for the District of New Mexico against Seafield's former insurance subsidiary by Lyon Development Company and Jeanne Lyon, d/b/a Lyon and Associates Realty, its former partners in the Quail Run real estate project in Santa Fe, New Mexico. The plaintiffs alleged that the project partnership agreement was improperly terminated, thus denying them an ongoing interest in the project, and the loss of their exclusive real estate brokerage arrangement. The plaintiffs were seeking approximately $11 million in actual damages and unspecified punitive damages based upon alleged breaches of contract and fiduciary duty and economic compulsion. After a trial in July 1994, the jury returned a verdict absolving Seafield of any liability. Subsequent to the trial, the judge awarded Seafield approximately $250,000 in connection with marketing expenses which the plaintiffs were to have repaid, and approximately $64,000 in legal costs, with interest until paid. Total legal fees and costs incurred by Seafield and its former insurance subsidiary have aggregated approximately $3.6 million. In February 1996, the United States Court of Appeals for the Tenth Circuit affirmed the jury's verdict in Seafield's favor, reversed the trial judge's award for marketing expenses, and affirmed the trial judge's award of legal costs. A bond posted by one of the plaintiffs/counter defendants secures payment of the legal costs awarded by the trial judge and affirmed by the Court of Appeals. Because the Quail Run project was retained by Seafield in connection with the sale of its former insurance subsidiary, Seafield defended the lawsuit under an indemnification arrangement with the purchaser of the former insurance subsidiary; all costs incurred and any judgments rendered in favor of the plaintiff have been and will be for the account of Seafield.

In the opinion of management, after consultation with legal counsel and based upon current available information, none of these lawsuits is expected to have a material adverse impact on the consolidated financial position or results of operations of Seafield.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None.


         EXECUTIVE OFFICERS OF REGISTRANT.

Following is a list of all executive officers of Registrant as of March 1, 1996, together with certain related information. There are no arrangements or understandings among any such persons and any other persons pursuant to which any was selected as an officer. All such persons serve at the discretion of the board of directors.
                                                        Served as Executive
                                                           Officer with
Name            Age    Position with Registrant           Registrant Since
---------------------------------------------------------------------------
S.K. Fitzwater   49   Vice President, Chief Accounting              1990
                      Officer and Secretary (see note 1 below)

W.T. Grant II    45   Chairman and Chief Executive Officer          1980
                      (see note 2 below)

P.A. Jacobs      54   President and Chief Operating Officer         1980
                      (see note 3 below)

J.R. Seward      43   Executive Vice President and                  1989
                      Chief Financial Officer (see note 4 below)

J.T. Clark       39   President and Chief Executive Officer         1996
                      of Response Oncology, Inc.
                      (see note 5 below)

W.H. West, M.D.  48   Chairman of Response Oncology, Inc.         1993
                      (see note 6 below)

Except as noted below, each executive officer of Registrant has held the executive position noted with Registrant or similar positions with its former insurance subsidiary as his principal occupation for the last five years.

     1. Steven K. Fitzwater has been Vice President and Chief Accounting Officer since August 1990. On April 1, 1993, he assumed the additional duties of Secretary of the Registrant. Formerly, he was Director of Financial Accounting.

     2. William T. Grant II became Chairman of the Board and Chief Executive Officer in May 1993. He had been President and Chief Executive Officer since 1986. In October 1995, he also became the Chairman, President and Chief Executive Officer of LabOne, Inc.
         He is the son of W.D. Grant and the brother-in-law of John C. Gamble, both of whom are Directors of Registrant.

     3. P. Anthony Jacobs became President and Chief Operating Officer in May 1993. He had been Executive Vice President and Chief Operating Officer since 1990.

     4. James R. Seward became Executive Vice President and Chief Financial Officer in May 1993. He had been Senior Vice President and Chief Financial Officer since August 1990.

     5.  Response Oncology, Inc. (Response) is 56% owned by the
         Registrant. Effective February 1996, Registrant's board of directors designated Joseph T. Clark as an Executive Officer of Registrant because Response was determined to constitute a principal business unit of Registrant and Mr. Clark became Chief Executive Officer of Response in January 1996. Mr. Clark is not a corporate officer of Registrant. Mr. Clark is President and Chief Executive Officer of Response. Prior to 1996, Mr. Clark served as Response's President since February 1993. Mr. Clark was formerly the Executive Vice President and Chief Operating Officer of Response from May 1989 to February 1993 and Secretary of Response from September 1988 to February 1993.

     6. Response Oncology, Inc. (Response) is 56% owned by the Registrant. Effective February 1993, the Registrant's board of directors designated Dr. William H. West as an Executive Officer of the Registrant because Response was determined to constitute a principal business unit of the Registrant and Dr. West was then Response's Chief Executive Officer. Dr. West continues as Chairman of the Board of Response, but after January 1996 is no longer its Chief Executive Officer. Dr. West is not a corporate officer of the Registrant. Prior to January 1993, Dr. West was President and Chief Executive Officer of Response.





                                   PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

Registrant's common stock is traded in the national over-the-counter market and is listed in the NASDAQ National Market System maintained by the National Association of Securities Dealers. As of February 28, 1996, the outstanding shares were held by 1,916 stockholders of record. High and low sales prices for each quarter of 1995 and 1994 are included in the table of quarterly financial data in Note 14 of the Notes to Consolidated Financial Statements. Also set forth in the table are quarterly dividends paid per share. Registrant's payment of future dividends will be at the discretion of its board of directors and can be expected to be dependent upon a number of factors, including future earnings, financial condition, cash needs and general business conditions. The dividend-paying capabilities of subsidiaries may be restricted as to their transfer to the parent company.



ITEM 6.  SELECTED FINANCIAL DATA

December 31,                 1995      1994      1993      1992      1991
--------------------------------------------------------------------------
                          (In thousands except share and per share amounts)
REVENUES                $  119,544   124,278   129,867   111,332    85,240
                           ===============================================

OPERATING EARNINGS
Earnings (loss) from
  continuing operations $     (748)   (1,872)    5,618     4,168     7,909
Loss from discontinued
  real estate operations    (6,600)   (2,904)      --     (7,214)   (2,464)
Gain on disposal of
  discontinued insurance
  operations                   --        --        --      4,265       --
Cumulative effect to
  January 1, 1992 of
  change in method of
  accounting for
  income taxes                 --        --        --      3,352       --
                           -----------------------------------------------
Net earnings (loss)     $   (7,348)   (4,776)    5,618     4,571     5,445
                           ===============================================

PER SHARE OF COMMON STOCK
Earnings (loss) from
  continuing operations $     (.12)     (.29)      .82       .55       .94
Loss from discontinued
  real estate operations     (1.02)     (.46)       --      (.95)     (.29)
Gain on disposal of
  discontinued insurance
  operations                    --        --        --       .56        --
Cumulative effect of
  accounting change             --        --        --       .44        --
                           -----------------------------------------------
Net earnings (loss)     $    (1.14)     (.75)      .82       .60       .65
                           ===============================================
Cash dividends          $     1.20      1.20      1.20      1.20      1.20
Book value              $    28.96     31.50     33.52     34.00     34.61

Average shares
  outstanding            6,454,068           6,847,559           8,429,565
  during the year                  6,374,952           7,589,043

Shares outstanding       6,461,061           6,733,245           7,727,850
  end of year                      6,378,261           6,706,165

Total assets            $  222,972   245,387   273,570   280,514   317,089
Long-term debt          $      --          8        18     1,013     2,902



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Introductory remarks about results of operations

Seafield Capital Corporation (Seafield or Registrant) began a transformation process from an insurance company to a holding company with a new focus in late 1990. Seafield's principal assets consisted of a majority ownership of LabOne, Inc., interests in several venture capital investments, a significant amount of cash, and real estate investments. The strategy of Seafield was deployment of resources into developing businesses that provide services to the healthcare and insurance industries. The sources of cash for these investments were the proceeds from the sale of the insurance company, gains on securities transactions, the discontinuance of the real estate operations and the sale of other assets that did not support the strategic focus.


1995 Compared to 1994

Insurance Services Segment:

The following businesses are considered to be in the insurance services segment: risk-appraisal laboratory testing for the life and health insurance industries, underwriting and policy administration services and insurance premium finance services.

LabOne, Inc. (LabOne), an 82% owned subsidiary of Seafield, is a publicly-traded company (NASDAQ-LABS). LabOne changed its name from Home Office Reference Laboratory, Inc. in February 1994. LabOne provides high-quality laboratory and substance abuse testing services to insurance companies, physicians and employers nationwide.

LabOne provides risk-appraisal laboratory services to the insurance industry. The tests performed by LabOne are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on specimens of individual life insurance policy applicants. Testing services are also provided on specimens of individuals applying for individual and group medical and disability policies.

LabOne's total revenues decreased approximately 6% in 1995 to $57 million from $60.7 million in 1994 due to decreases in insurance laboratory and kit revenue, partially offset by increases in healthcare (clinical and substance abuse testing) laboratory revenues. Insurance laboratory revenues declined due to decreases in the volume and price of tests performed. The total number of insurance applicants tested by LabOne during 1995 decreased 10% as compared to 1994. This decline was due to market competition, a reduction in the total number of life insurance applications written in the industry, and regulations restricting the use of laboratory testing for underwriting of medical insurance. Average revenue per applicant declined 5% primarily due to a decrease in prices as a result of continued competitive pressures. During the fourth quarter 1994, LabOne initiated a price stabilization plan. The purpose of the plan was to increase prices by promoting service. The initial result of this action was a slight increase in the average revenue per applicant.
However, prices subsequently declined during 1995.

LabOne's total cost of sales increased $900,000 (3%) in 1995 as compared to the prior year. This increase is due to increases in payroll and outside lab services related to clinical and substance abuse testing and LabOne Service Center (LSC) expenses. LSC expenses increased due to the LSC expansion as well as a write-off for closing non-performing locations. These were partially offset by decreases in Lab One Canada expenses due to closing the laboratory in 1994. Lab One Canada continues to market testing services with laboratory testing performed in the United States.

In September 1995, LabOne reduced staff by 7% resulting in additional expenses of $500,000. The work force reduction was considered necessary to improve the cost structure of insurance testing operations and meet clients' requirements for lower cost laboratory services. It is expected the annual savings from the reduction in staff and LSC locations will result in labor savings and reduced LSC operating expenses of $2.4 million.

LabOne's selling, general and administrative expenses decreased $100,000 in 1995 as compared to the prior year primarily due to expenses related to the one-time restructuring charge of $1.6 million incurred in 1994. (See 1994 Compared to 1993.) Depreciation and maintenance expenses also declined in 1995. These declines were partially offset by increases in commission, bad debt and third party billing expenses. The above factors reduced LabOne's 1995 insurance segment operating income by $1.3 million to $12.4 million.

Agency Premium Resource, Inc. (APR) is an insurance premium finance company serving independent insurance agents in 21 states. APR provides premium financing for the commercial customers of these independent insurance agents. On May 31, 1995 Seafield sold APR receiving approximately $800,000 in cash and $9.2 million in US Treasury Bills that matured in June 1995.
In 1995, APR's revenues consolidated by Seafield decreased to $1.6 million from $3.7 million in 1994, reflecting the May 1995 sale of this subsidiary. Correspondingly, consolidated costs and expenses decreased to approximately $500,000 from $1.3 million in 1994. Prior to the sale, APR had increased its securitized receivables by $1.5 million in 1995 compared with $4 million in 1994. See Notes 1 and 5 of Consolidated Financial Statements for additional information.

International Underwriting Services, Inc. (IUS), offers turnkey policyholder and underwriting services. This subsidiary operated only within the life and health insurance industry and provided some or all of the following services to its customers: product design, underwriting of applicants, policy issuance, policy service, premium collection and payment of commissions. On July 17, 1995, Seafield sold IUS receiving approximately $2.1 million in cash. In 1995, IUS's revenues consolidated by Seafield decreased to $1.8 million from $3.3 million in 1994, reflecting the July 1995 sale of this subsidiary. Correspondingly, consolidated costs and expenses decreased to approximately $1.6 million from $3.2 million in 1994. See Note 1 to Consolidated Financial Statements for additional information.


Healthcare Services Segment:

The following businesses are included in the healthcare services segment: an integrated cancer management company, clinical and substance abuse laboratory testing services, and radiopharmaceuticals and related nuclear medicine services.

Response Oncology, Inc. (Response), a 56%-owned subsidiary of Seafield, is a publicly-traded company (NASDAQ-ROIX). Response is an integrated cancer management company that offers patients a complete network of cancer care resources from the time of initial diagnosis. Response positioned itself as a beneficiary of healthcare reform by (i) emphasizing cost-effective cancer treatments, primarily through the use of outpatient facilities and incorporation of the most recent technological advancements, and (ii) being a national healthcare provider focused on uniform delivery of complex cancer technologies in the management of potentially curable cancers. Response's commitment to its clinical trials program provides a mechanism to monitor treatment outcomes, improve future treatment regimens, and provide a means of objectively selecting patients most likely to benefit from such treatments. Finally, Response's expanding national network of Centers facilitates relationships with the insurance industry to manage these intensive and complex therapies in a cost-effective manner.

At December 31, 1995, Response's network consisted of 27 wholly owned IMPACT Centers. While fully staffed and equipped stand-alone IMPACT Centers are appropriate for many medical centers, other communities have hospitals with existing capacity in their outpatient cancer treatment centers, providing an alternative to the stand-alone IMPACT Center. By joining the hospital's staff and facilities with Response's protocols, databasing and expertise, Response and such hospitals are able to jointly market and provide high-dose therapies. At December 31, 1995, there were 14 such hospital affiliate programs. For hospital-affiliated Centers, Response offers two types of business structures. The first structure entails a management relationship with the hospital whereby a management fee is paid to Response. The second structure entails a joint ownership with the hospital of a newly created entity, whereby profits from the entity accrue to Response and the hospital. Response anticipates that additional hospital-affiliate centers will become operational in 1996.

Response recorded net earnings of $2.3 million compared to a loss of $2.3 million for the year ended December 31, 1994. The significant improvement in operations in 1995 compared to 1994 is attributable to increased revenues from the increased referrals of high-dose chemotherapy patients, including the establishment of additional IMPACT Centers, principally in joint venture with hospitals, and the further development of physician investigator studies for the pharmaceutical industry. Revenues increased $6 million, or 16%, from 1994 to 1995. In addition to an approximate $2 million increase in net revenues from services to patients to $33.6 million in 1995, sales of pharmaceuticals to physicians increased by $3.3 million to $9.8 million, and revenues from physician investigator studies in 1995, the first year of significant revenues generated from this source, amounted to $665,000.

Response's operating expenses increased $1.1 million or 4% from 1994 to 1995. Operating expenses consist primarily of payroll costs, pharmaceutical and laboratory expenses, medical director fees, rent expense and other operational costs. These expenses are expected to display a high degree of variability in proportion to Center revenues. Operating expenses as a percentage of net revenue were 74% and 83% for the years ended 1995 and 1994, respectively. This decrease is primarily attributable to operating efficiencies at higher levels of center activity and certain fixed operating expenses being spread over a larger revenue base. Response's lab and pharmacy expense, which represents the largest component of operating expenses, increased $1.7 million or 10% from 1994 to 1995.
The increase is primarily due to an increase in patient referrals and pharmaceutical supply expense related to sales to physicians. A reduction in medical director fees and other operating expenses of $528,000 was realized during 1995.

Response's general and administrative costs increased $1.2 million or 29% from 1994 to 1995. Salaries and benefits, which represent the largest component of general and administrative expenses, were $3.3 million in 1995 and $2.2 million in 1994. The increase is primarily due to management incentive compensation relative to significant improvement in operations and general increases in salaries and benefits. General and administrative costs as a percentage of net revenue were 12% and 11% in 1995 and 1994, respectively.

Response's depreciation expense decreased $140,000 from 1994 to 1995. The decrease is primarily attributable to many prior capital expenditures becoming fully depreciated. Amortization expense decreased $249,000 from 1994 to 1995 due to the startup costs of many Centers being fully amortized after a two year operational period. The provision for doubtful accounts decreased $422,000 from 1994 to 1995. The provision as a percentage of net revenue was 5% and 7% for 1995 and 1994, respectively. The decrease is attributable to a higher proportion of contracted patient accounts, improved collections performance and an increase in revenues from physician sales, hospital management fees, and contract research for which collection is more certain. Collection experience in 1995 and 1994 may not be indicative of future periods.

LabOne expanded into the clinical laboratory testing market in May 1994. LabOne's clinical testing services are provided to the healthcare industry to aid in the diagnosis and treatment of patients.

LabOne's clinical and substance abuse laboratory testing revenues were $4.5 million during 1995, as compared to $500,000 in 1994. LabOne's total cost of sales for all services increased $900,000 (3%) in 1995 as compared to 1994. This increase is due to increases in payroll, outside lab services related to clinical and substance abuse testing and LabOne Service Center
(LSC) expenses. LSC expenses increased due to the LSC expansion as well as a write-off for closing non-performing locations. Healthcare cost of sales was $8.6 million during 1995, as compared to $4 million in 1994. Healthcare overhead expenses were $5.8 million during 1995, as compared to $3.1 million in 1994. LabOne's 1995 healthcare segment operating loss increased by $3.3 million to $9.9 million.

Another healthcare subsidiary, Pyramid Diagnostic Services, Inc. (Pyramid), incurred a loss of $768,000 for the first nine months of 1995 compared to a loss of $572,000 for the twelve months of 1994. Pyramid entered bankruptcy proceedings in early October 1995 as a result of an adverse $6 million judgment entered in a lawsuit against Pyramid. Pyramid's bankruptcy proceedings are expected to be finalized in 1996. The impact on Seafield's results of operations was the September 1995 write-off of Seafield's investment in Pyramid by recording a pre-tax expense of approximately $3.3 million and a corresponding tax benefit of $2.1 million resulting in an after-tax $1.2 million charge to earnings. Included with the Pyramid write-off was $2.3 million of goodwill. Seafield consolidated Pyramid's nine months 1995 revenues of $7.6 million compared to $6.4 million of revenues in 1994. Expenses consolidated in 1995 were $7.7 million compared to $6.2 million in 1994. See Note 1 of Notes to Consolidated Financial Statements for additional information.

Other Segment:

Seafield's oil and gas subsidiary contributed revenues of $2 million in 1995 as compared to $3.1 million in 1994. Variances in the oil and gas prices nationally impact operating results. Additionally, various oil and gas partnerships production decreased in 1995.

The other segment's revenues and expenses in 1995 and 1994 included the operating results of a real estate, personal property, sales and use taxes consulting subsidiary--Tenenbaum and Associates, Inc. (TAI). On May 31, 1995, TAI sold certain assets to Ernst & Young U.S. LP. TAI retained its accounts receivable as of May 31, 1995. The agreement provides for Ernst & Young to continue the work-in-process on current accounts (where formal or informal protests have been filed but not yet resolved). Ernst & Young will earn a fee for collecting the current accounts and will participate in net cash collected on certain accounts after third party costs and Ernst & Young's fees. During June 1995, TAI distributed its remaining assets to shareholders and filed for dissolution.

Consolidated revenues in 1995 for TAI were $5.3 million compared to $8.9 million in 1994 while TAI expenses consolidated in 1995 were $4.1 million compared to $9.2 million in 1994. The decreases primarily reflect five months of operation in 1995 compared with twelve months in 1994. See Note 1 of Notes to Consolidated Financial Statements for additional information.

Investment Income - Net:

Other investments contributing earnings include venture capital and liquidity investments. The return on short-term investments is included in the investment income line in the consolidated statements of operations. Investment income totaled $4.4 million in 1995 and $2.9 million in 1994. Investment income was lower in 1994 primarily resulting from approximately $2.2 million of unrealized holding losses recorded on trading securities that were impacted by interest rate changes. See Notes 1 and 9 of Notes to Consolidated Financial Statements for additional investment information.

Taxes:

The consolidated effective tax rates were primarily impacted by tax benefits on subsidiary dispositions and non-deductibility of goodwill amortization. See Note 10 of Notes to Consolidated Financial Statements for additional tax information.

Other Income/(Loss):

The major components of other income/(loss) in 1995 included $1.1 million of losses on subsidiary dispositions and a $3.4 million provision for Pyramid's bankruptcy compared to $67,000 of other income in 1994.

Consolidated Results:

The combined effect of the above factors resulted in a 1995 net loss from continuing operations of $748,000 compared with a $1.9 million net loss from continuing operations in 1994.



1994 Compared to 1993

Insurance Services Segment:

LabOne's total revenues decreased approximately 12% in 1994 to $60.7 million from $69.4 million in 1993, primarily due to a decrease in laboratory revenue. Laboratory testing revenue decreased as the result of an 8% decrease in the number of applicants tested and a 7% decrease in the average revenue per applicant. Average revenue per applicant decreased primarily due to a decrease in prices as a result of continued competitive pressures. The total volume of applicants tested decreased primarily due to a decline in the number of life insurance applications written in the industry. Insurance kit revenue decreased $900,000 due to lower sales volumes.

LabOne's total cost of sales decreased 3%, or $900,000 in 1994 from the prior year. This is primarily due to decreases in insurance kit expenses, depreciation and amortization expense, and net postage expense. Insurance kit expenses decreased due to the lower sales volumes. These decreases were partially offset by increases in payroll and healthcare expansion expenses.

LabOne's total selling, general and administrative expenses increased $2.1 million (9%) in 1994 due primarily to expenses related to the third quarter restructuring charge of $1.6 million, which includes charges for consolidating Canadian laboratory operations into the Kansas facility and for severance payments resulting from elimination of several insurance testing administrative positions. These changes resulted in future annual cost savings of $1.7 million due to elimination of Canadian laboratory payroll and a reduction in depreciation and U.S. administrative payroll expenses. The above factors reduced LabOne's 1994 insurance segment operating income by $3.2 million to $13.7 million.

APR's insurance premium finance services operations experienced continued growth in both profitability and volume of premiums financed in 1994. New premium contracts financed totaled $74.8 million in 1994, a 22% increase from the $61.5 million financed in 1993. The number of contracts written in 1994 was 13,409 compared to 10,277 in 1993. In 1994, APR's revenues consolidated by Seafield increased to $3.7 million from $3.4 million in 1993. Consolidated APR costs and expenses in 1994 approximated 1993's $1.3 million. In July 1993, APR entered into an extendible two-year agreement whereby it can sell undivided interests in a designated pool of accounts receivable on an ongoing basis. As collections reduce accounts receivable in the pool, additional sales may be made up to the maximum. During 1994, the maximum allowable amount of receivables to be sold was increased to $30 million from $22 million. At December 31, 1994, receivables sold totaled $23 million compared to $19 million at December 31, 1993. See Notes 1 and 5 of Notes to Consolidated Financial Statements for additional information regarding securitization of receivables.

IUS's underwriting and policy administration operating revenues increased by 63% in 1994. IUS's 1994 revenues consolidated by Seafield increased to $3.2 million from $2 million in 1993. Consolidated IUS costs and expenses increased to approximately $3.2 million from $2.6 million in 1993. While new business development was positive, this subsidiary's 1994 loss approximated its 1993 loss. Additional staffing costs were incurred for business that did not develop as anticipated. See Note 1 of Notes to Consolidated Financial Statements for additional information.


Healthcare Services Segment:

Response reported a net loss of $2.3 million in 1994 compared to net earnings of $700,000 in 1993. Several specific factors contributed to the loss in 1994. Response treated fewer candidates with metastatic breast cancer, many of whose clinical profiles indicated that they were not likely to sufficiently benefit from high-dose treatment. Metastatic breast cancer patients have historically comprised a significant portion of Response's patient base. Response believes that the use of its data to redirect poor risk patients from high-dose treatments is unprecedented in the field and will lead to more favorable relationships with third party payors.

One of Response's most active centers experienced a temporary downturn in utilization during the first half of the year. Such undulations in activity among cancer practices are not uncommon, and the affected Center's operations returned to normal levels during the latter part of the year.

Response also experienced losses from special situations at several Centers which are not expected to recur. The IMPACT Center in Dayton, Ohio ceased operations due to an unfavorable Certificate of Need ruling by the state. The Dayton Center had a net loss from operations of approximately $280,000 during 1994. The IMPACT Center of Atlanta, Georgia was converted to a hospital managed Center during 1994. The operating loss from this Center was approximately $126,000 in 1994. Response also realized a loss of $168,000 during the development stage of a Center in Seattle, Washington which did not open. The loss primarily related to payroll costs for a nurse coordinator and an operating lease for space. Newer Centers yielded total losses of $91,000 in 1994.

Response's revenues increased $555,000 or 1% from 1993 to 1994. Patient referrals in 1994 failed to increase in line with Response's Center capacity due to Response's decision to discontinue treatment for certain metastatic breast cancer patients, resulting in a marginal increase in revenue.

Response's operating expenses increased $2 million or 7% from 1993 to 1994. Operating expenses as a percentage of revenues were 83% in 1994 and 79% in 1993. The increase in 1994 is primarily attributable to increases in pharmaceutical sales to physicians. Response provides a wholesaler service to physicians; therefore, revenue from these sales has a lower margin than IMPACT Center revenue. Physician sales were $6.5 million in 1994 and $4.3 million in 1993. Lab and pharmacy expense, which represents the largest component of operating expenses, increased $1.8 million or 12% from 1993 to 1994. The increase is primarily due to pharmaceutical supply expense related to sales to physicians. In addition, increases in salaries and benefits from the hiring of Center coordinators at hospital affiliate programs and other operational personnel also contributed to the increase in operating expenses in 1994.

Response's general and administrative costs increased $1.4 million or 48% from 1993 to 1994. Salaries and benefits, which represent the largest component of general and administrative expenses, were $2.2 million in 1994 and $1.6 million in 1993. General and administrative costs as a percentage of revenues were 11% in 1994 and 8% in 1993. The increase in 1994 is due to greater investments in the corporate infrastructure, primarily medical and scientific management, during a period of minimal revenue growth.

Response's depreciation expense increased $371,000 from 1993 to 1994. The increase is primarily attributable to capital expenditures related to the establishment of new Centers. Amortization expense decreased $163,000 from 1993 to 1994 due to the startup costs of many Centers being fully amortized after a two year operational period. The provision for doubtful accounts increased $58,000 from 1993 to 1994. The provision as a percentage of net revenue was 7% for both periods. Significant bad debt recoveries were also experienced during 1993. Response's collection experience in 1994 and 1993 may not be indicative of future periods.

LabOne announced in 1993 its intentions to expand into the clinical laboratory testing market. LabOne's clinical testing services are provided to the healthcare industry to aid in the diagnosis and treatment of patients.

LabOne's healthcare laboratory testing generated revenue of $500,000 during 1994. Cost of sales expenses related to the healthcare expansion were $4 million in 1994. Selling, general and administrative expenses related to
the healthcare expansion were $3.1 million in 1994.   LabOne's healthcare
segment incurred an operating loss in 1994 of $6.7 million--the startup year of clinical and substance abuse testing operations.

Pyramid's nine pharmacies distributed radiopharmaceuticals and related services to nuclear medicine departments, clinics and hospitals. Pyramid's revenues and expenses both increased approximately 100% in 1994 reflecting a doubling in the number of pharmacies. Revenues were $6.3 million in 1994 and $3.2 million in 1993 while expenses were $6.2 million in 1994 and $3.1 million in 1993. See Note 1 of Notes to Consolidated Financial Statements for additional information.

Other Segment:

Seafield's oil and gas subsidiary contributed revenues of $3.1 million in 1994 as compared to $4.7 million in 1993. After debt retirements in 1993, Seafield's cash flow from oil and gas investments was $800,000 in 1993 and $1.7 million in 1994. On January 1, 1993, Seafield increased its ownership position from 50% to 79% in a real estate, personal property, sales and use taxes consulting firm. Other revenues in 1994 and 1993 included $8.9 million and $9.5 million, respectively, by the tax consulting firm. Prior to 1993, this subsidiary was accounted for by the equity method. See Note 1 of Notes to Consolidated Financial Statements for additional information.

Investment Income - Net:

Other investments contributing earnings include venture capital and liquidity investments. The return on short-term investments is included in the investment income line in the consolidated statements of operations. Investment income totaled $2.9 million in 1994, a decrease from $10.2 million in 1993. Investment income decreased as a result of $4.4 million in realized gains in 1993 when Seafield liquidated its position in a trading portfolio and approximately $2.2 million of unrealized holding losses recorded in 1994 on trading securities that were impacted by interest rate changes. See Notes 1 and 9 of Notes to Consolidated Financial Statements for additional investment information.

Taxes:

The consolidated effective tax rates in 1994 were primarily impacted by tax benefits not available for subsidiary losses and goodwill amortization. See
Note 10 of Notes to Consolidated Financial Statements for additional tax information.

Other Income/(Loss):

The other income in 1994 was $67,000 which compared with a $2.4 million loss in 1993. The 1993 loss primarily consisted of a $1.5 million provision for expected litigation costs.

Consolidated Results:

The combined effect of the above factors resulted in a 1994 net loss from continuing operations of $1.9 million compared with earnings of $5.6 million from continuing operations in 1993.


Real Estate - discontinued operations

In June 1992, Seafield's board of directors approved a plan for the discontinuance of real estate operations. After reviewing sales activity and appraisals in 1992, Seafield believed it was an appropriate time to discontinue real estate operations and sell the remaining real estate assets as soon as practicable.

As a result of the decision to discontinue real estate, a $6 million after-tax provision for estimated write-downs and costs through final disposition was included in the 1992 financial statements as a loss from discontinued real estate operations. An additional $2.9 million after-tax loss provision was recorded in 1994 for a sales contract signed in January 1995. During 1995's fourth quarter, an additional $6.6 million valuation allowance was recorded. The increased allowance reflects values based on recent sales transactions of undeveloped land parcels in Texas and sales activities at a residential project in New Mexico. Real estate's net assets have decreased from approximately $80 million at discontinuance to $42 million at December 31, 1995. Net cash proceeds of approximately $28 million have been generated from real estate since its discontinuance in 1992. See Item 1 and Note 13 of Notes to Consolidated Financial Statements for additional information concerning discontinued real estate operations.

In 1995, real estate sales included the sale of: 27 residential units or lots in Florida, New Mexico and Texas ($7.8 million), 304 acres of land in Kansas, Missouri and Texas ($2.7 million), and the sale of a partnership interest in a commercial building located in Colorado ($425,000). In 1994, real estate sales included the sale of: 47 residential units or lots in Florida, New Mexico, and Texas ($10.4 million), and land in California ($500,000). In 1993, real estate sales included the sale of: 84 residential units or lots in Florida, New Mexico, and Texas ($15.9 million), land in Tennessee ($360,000) and a partnership interest in an apartment complex in Georgia ($850,000).

Remaining real estate holdings include residential land, undeveloped land, single-family housing, and commercial structures located in the following states: Florida, Kansas, Nevada, New Mexico, Oklahoma, Texas and Wyoming, all of which are listed for sale.

Listed below is the status of the discontinued real estate operations as of December 31, 1995:

Land:
     North Ft. Worth, TX     297 acres sold, 554 acres listed for sale
     West Ft. Worth, TX      212 acres listed for sale
     Houston, TX             1 acre sold, 30 lots sold, 370 acres and 37
                               lots listed for sale
     Olathe, KS              4 acres sold, 17.5 acres listed for sale
     Tulsa, OK               12 acres listed for sale

Land Lease:
     Honolulu, HI            sold
     San Diego, CA           sold
     Nashville, TN           sold

Commercial:
     Reno, NV                contract expired, relisted for sale
     Denver, CO              sold
     Gillette, WY            listed for sale

Residential:
     Juno Beach, FL          last 2 units substantially complete, listed
                               for sale
     Juno Beach, FL          last unit complete and 8 marina slips,
                               listed for sale
     Santa Fe, NM            last 23 units substantially complete,
                               listed for sale with 12 of 59 units under
                               contract
     Mazatlan, Mexico        final sales remittance received in 1995

The net real estate asset amounts are influenced from period to period by several factors including seasonal sales cycles for projects in Florida and New Mexico, a decision at the end of 1993 to accelerate the build-out of the New Mexico project and construction on the final three houses in Florida. The accelerated build-out is substantially completed.

Publicly-Traded Subsidiaries

Seafield has investments in two majority-owned entities that are publicly-traded, LabOne and Response. At December 31, 1995, based on the market prices of publicly-traded shares of these two subsidiaries, pretax unrealized gains of approximately $130 million on these investments were not reflected in either Seafield's book value or stockholders' equity.


LIQUIDITY AND CAPITAL RESOURCES

On December 31, 1995 at the holding company level, Seafield had available for operations approximately $39.9 million in cash and short-term investments with an additional $5.1 million in long-term securities. Primarily as a result of asset dispositions, Seafield's working capital increased $13 million during 1995 to $46 million at December 1995.

On a consolidated basis, Seafield and its subsidiaries (primarily LabOne with $37.1 million) had $83.2 million in cash and short-term investments at December 31, 1995. Current assets totaled approximately $121.6 million while current liabilities totaled $12.2 million. Net cash used by continuing operations totaled $911,000 in 1995 compared with $16.5 million cash provided in 1994. The decrease primarily reflects an $11.8 million net increase during 1995 (funds used) in trading portfolios while 1994's decrease in these trading portfolios provided $2 million in funds.

In August 1990, Seafield's board of directors rescinded a previous authorization and passed a new authorization of up to $70 million for the acquisition of Seafield and LabOne common stock. Up to $20 million of this authorization could be utilized to purchase LabOne stock.

In January 1994, Seafield's board of directors approved an additional $8.4 million authorization necessary to complete an acquisition of 382,350 Seafield shares for $13 million. During 1995, treasury stock issued for exercised options totaled 82,800 shares. During 1993, Seafield retired 1,304,420 shares being held as treasury shares.

In 1993, Seafield's board of directors approved an additional $5 million for the purchase of LabOne's stock. In 1994, Seafield expended $722,000 to acquire 44,200 shares of LabOne stock resulting in a total of 1,462,200 shares of LabOne's stock acquired under the board authorizations at a cost of $17.3 million. No acquisitions of LabOne stock were made during 1995. At December 31, 1995, the remaining aggregate authorization totals $7.7 million.

Seafield is primarily a holding company. Sources of cash are investment income and sales, borrowings and dividends from subsidiaries. The dividend paying capabilities of subsidiaries may be restricted as to their transfer to the parent company. The primary uses of cash for Seafield are investments, subsidiary stock purchases and dividends to shareholders.

Seafield received a notice during 1992 of proposed adjustments from the Internal Revenue Service (IRS) with respect to 1986-87 federal income taxes. Later, the IRS determined to include 1988-90 as a part of its review. In May 1995, the IRS issued a revised notice of proposed adjustments to 1986-87 taxes in response to Seafield's protest filed in 1992. This revised notice reduced the previously proposed tax of approximately $17 million to $13.5 million. In June 1995, the IRS issued proposed adjustments to 1988-1989 federal income taxes. Additional proposed taxes for these years are $182,000. Also, during 1995 the IRS issued tentative proposed federal income tax adjustments for the 1990 year totaling approximately $16 million. In early 1996, the IRS reduced the $16 million tentatively proposed tax adjustments for the 1990 year to approximately $7 million. The IRS has used these proposed increases in federal income taxes to deny Seafield a 1990 claim for refund of $7.6 million. Resolution of these matters is not expected during 1996.
Seafield believes that it has meritorious defenses to many of the substantive issues raised by the IRS, and adequate accruals for income tax liabilities.

In 1988, LabOne's board of directors authorized LabOne to enter the market from time to time for the purpose of acquiring shares of LabOne's common stock in an amount not to exceed $25 million. As of December 31, 1995, LabOne had acquired 2,099,235 shares of LabOne as treasury stock at a total cost of $22.7 million, leaving $2.3 million for potential future stock purchases. No shares have been purchased since 1990.

LabOne paid quarterly dividends during 1995, 1994 and 1993. As an 82% owner, Seafield received $7.7 million of cash as dividends from LabOne in 1995. LabOne's working capital position declined from $48.6 million at December 31, 1994 to $44.2 million at December 31, 1995. This decrease is the result of dividends paid and capital additions exceeding cash provided by operations and net maturities of long-term investments. LabOne's cash and investments totaled $37.6 million at December 31, 1995 and LabOne expects to fund operations, capital asset additions, treasury stock purchases, if any, and future dividend payments from a combination of cash flow, cash reserves and short-term borrowings. LabOne had no short-term borrowings during 1995 and an unsecured $5 million line of credit available for general corporate purposes with no debt restrictions. LabOne's line of credit has a stated rate equivalent to the prime rate which was 8.5% at December 31, 1995.

Response's working capital at December 31, 1995 was $15.7 million with current assets of $20.6 million and current liabilities of $4.9 million. Cash and cash equivalents and short-term investments represent $4.6 million of Response's current assets. As of December 31, 1995, Response has a $2.5 million revolving bank line of credit secured by eligible accounts receivable, bearing interest at the bank's prime rate plus one percent, or 9.5% at December 31, 1995. Primarily as a result of positive cash flow from operating activities, Response had no borrowings under its line of credit as of December 31, 1995. The maximum outstanding during 1995 was $828,000 at a rate of 10%.

Response had no material commitments for capital expenditures at December 31, 1995. Capital expenditures of $1.3 million during the year ended December 31, 1995 were primarily associated with the expansion of Response's network of IMPACT and hospital-based centers. The capital expenditures were funded with cash from operations. Response is committed to future minimum lease payments under operating leases totaling $5.1 million for administrative and operational facilities.

Response announced during the year ended December 31, 1995, its plans to engage in physician practice management within the specialty of medical oncology and hematology.

On January 2, 1996, Response acquired the assets of, and entered into a long-term management services agreement with Oncology Hematology Group of South Florida, P.A. (the Group). The total consideration was approximately $12.1 million, approximately $5.3 million of which was paid in cash, approximately $6 million paid in the form of Response's long-term unsecured interest-bearing amortizing promissory note and the balance being paid over 16 calendar quarters at the rate of $50,000 per quarter. The Group, consisting of nine physicians, is located on the campus of Baptist Hospital in Miami, Florida. Under the management services agreement, Response receives a management fee to manage the non-medical aspects of the practice and to coordinate practice enhancement opportunities with the physicians. Improvements are expected through a professional focus on management and managed care relationships, economies of scale, and the addition of new services. The Group is Response's first physician group under such a practice management relationship.

As of February 15, 1996, Response had announced the receipt of two additional non-binding letters of intent for physician practice management relationships, and that it was in early negotiations with several additional groups.

Response is currently evaluating means of optimally financing the anticipated acquisitions, and it is contemplated that such acquisitions will be financed through combinations of debt and equity.

TRENDS

The following is LabOne's analysis of certain existing trends that have been identified as potentially affecting future financial results of LabOne. Due to the potential for a rapid rate of change in any number of factors associated with the insurance and healthcare laboratory testing industries, it is difficult to quantify with any degree of certainty LabOne's future volumes, sales or net earnings.

In the last several years there has been a decline in the number of life insurance applications written in the industry. In addition, the insurance laboratory testing industry continues to be highly competitive. The primary focus of the competition has been on pricing. LabOne continues to maintain its market leadership by providing quality products and services at competitive prices. Management expects that prices and volume may continue to decline during 1996 due to competitive pressures and a reduction in the number of life insurance applications written. These trends may have a continuing material impact on earnings from operations.

During December 1994, the FDA gave premarket approval to Epitope, Inc. with respect to its specimen collection kit for oral fluid HIV-1 antibody testing. In December 1995, Epitope announced that the FDA had issued a letter stating that the oral fluid Western Blot test was approvable as a confirmation for the oral fluid HIV-1 antibody test. If approved, this may allow for the initial screen and the Western Blot confirmation test to be performed on the same specimen. Due to the lower collection expense associated with oral fluid collection devices, the potential exists for an
expansion of the testing market.   Currently, there are approximately 13.5
million individual life insurance policies sold in the United States annually. However, laboratory services are provided on only approximately
4.5 million of these policy applicants. The non-invasive nature of oral specimen collection allows for low-cost agent collection, making testing much more affordable on smaller face value insurance policies. Conversely, the device also has the potential to cannibalize part of the existing blood and urine testing market. The net impact of oral fluid testing cannot be determined at this time.

There are companies currently developing and seeking FDA approval for home HIV test products. If approved, these products would allow individuals to confidentially determine their HIV status prior to applying for insurance. To avoid accepting these high-risk policies, the insurance company may elect to lower the threshold at which laboratory tests are requested to prevent writing policies on HIV positive applicants. Most insurance laboratory testing is performed on policies of $100,000 or greater, representing about one-third of all policy applicants. The $25,000 to $99,999 range represents approximately one-quarter of current insurance policy applicants. If the FDA does approve any home testing kit for HIV, the potential exists for a significant expansion of laboratory testing for lower policy amounts.

LabOne entered the clinical and SAMHSA-certified substance-abuse testing markets during 1994. LabOne continues to add new customers in both fields. LabOne's Lab Card program covered approximately 280,000 lives at December 31, 1995, including The Guardian Life Insurance Company of America (The Guardian) and Principal Healthcare of Kansas City (Principal). The Guardian has stated its intention to roll out the Lab Card program in 16 states covering approximately 500,000 additional lives starting in the second or third quarter 1996.


RECENTLY ISSUED ACCOUNTING STANDARDS
Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" and No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" have been implemented for the year ending December 31, 1995. The adoption of these standards has had no significant impact on Seafield's financial position or results of operations.

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" has been implemented for the year ending December 31, 1995. The adoption of this standard has had no significant impact on Seafield's financial position or results of operations.

Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" is required to be implemented for fiscal years beginning after December 15, 1995. Seafield does not plan to adopt an optional accounting treatment based on the estimated fair value of employee stock options allowed by Statement No. 123. However, presentation of pro forma disclosures of net earnings and earnings per share as if the optional accounting method had been utilized will be required.

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

See Cross Reference Sheet, "Documents Incorporated by Reference."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See Cross Reference Sheet, "Documents Incorporated by Reference."

      Cross Reference Sheet To Documents Incorporated By Reference PART III

Item 10. Directors and Executive        Proxy Statement relating to Annual
         Officers of the Company        Meeting of Shareholders to be held
                                        May 8, 1996, under the caption
                                        "Election of Directors - Nominees
                                        and Directors whose terms expire in
                                        1997 and 1998."

Item 11. Executive Compensation         Proxy Statement relating to Annual
                                        Meeting of Shareholders to be held
                                        May 8, 1996, under the captions
                                        "Election of Directors -
                                        Compensation of Executive
                                        Officers."

Item 12. Security Ownership of          Proxy Statement relating to Annual
         Certain Beneficial             Meeting of Shareholders to be held
         Owners and Management          May 8, 1996, under the captions
                                        "Election of Directors - Security
                                        Ownership of Management and
                                        Security Ownership of Certain
                                        Beneficial Owners."

Item 13. Certain Relationships          Proxy Statement relating to Annual
         and Related                    Meeting of Shareholders to be held
         Transactions                   May 8, 1996, under the caption
                                        "Election of Directors - Certain
                                        Transactions."



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements
         Independent Auditors' Report
         Consolidated Balance Sheets - December 31, 1995 and 1994
         Consolidated Statements of Operations -
           Years ended December 31, 1995, 1994 and 1993
         Consolidated Statements of Stockholders' Equity -
           Years ended December 31, 1995, 1994 and 1993
         Consolidated Statements of Cash Flows -
           Years ended December 31, 1995, 1994 and 1993
         Notes to Consolidated Financial Statements

   (2) Financial Statement Schedules
         II.  Valuation and Qualifying Accounts and Reserves -
                Years ended December 31, 1995, 1994 and 1993
         III. Real Estate and Accumulated Depreciation - December 31, 1995

All other schedules are omitted because they are not applicable or the information is given in the financial statements or notes thereto.

   Portions of Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on May 8, 1996 are incorporated by reference into Part III of this report, if such Proxy Statement is filed with the Securities and Exchange Commission on or before April 30, 1996. If such Proxy Statement is not filed by such date, the information required to be presented in Part III will be filed as an amendment to this report.

   (3) Exhibits required by Item 601 of Regulation S-K (see Index to Exhibits in paragraph (c) infra.)

(b) Reports on Form 8-K.
     A Form 8-K current report dated October 30, 1995 was filed with the Commission reporting under Other Events a news release regarding the Registrant's announcement that Registrant's subsidiary, Response Technologies, Inc., announced plans to effect a one-for-five reverse stock split of its common stock; delist its common stock from the American Stock Exchange (Amex:RTK) and begin trading on the NASDAQ National Market System under the symbol ROIX starting Thursday,
October 26, 1995; and change its name from "Response Technologies, Inc." to "Response Oncology, Inc." In addition, Response announced that it retained Smith Barney Inc. to assist in the development of a physician practice acquisition and management strategy, including the development of financing alternatives for such contemplated acquisitions.

Additionally, in the October 30, 1995 Form 8-K under Other Events, Registrant's subsidiary, LabOne, Inc., announced that Bert Hood resigned his position as Chairman, President and Chief Executive Officer of LabOne, and that W. Thomas Grant II, Chairman of the Board and Chief Executive Officer of Registrant, would fill the vacancies left by Hood.

(c) Index to Exhibits (Exhibits follow the Schedules);

     2.1 Stock Purchase Agreement between Response Oncology, Inc. and stockholders of Oncology Hematology Group of South Florida (filed as Exhibit 99.1 to Registrant's Form 8-K/A filed January 17, 1996 (File No. 0-16946) and incorporated herein by reference).

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

    10.3 * Amendment to Registrant's 1984 Stock Option Incentive Plan, effective August 2, 1995.**

    10.4    Registrant's 1989 Stock Option and Incentive Plan (filed as
            Exhibit 28 to Registrant's Registration Statement on Form S-8 filed April 17, 1989 (File No. 33-28150) and incorporated herein by reference).**

    10.5 Amendment to Registrant's 1989 Stock Option and Incentive Plan, effective February 20, 1991 (filed as Exhibit 10(d) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-16946) and incorporated herein by reference).**

    10.6 Amendment to Registrant's 1989 Stock Option and Incentive Plan, effective January 20, 1995 (filed as Exhibit 10.5 to
            Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-16946) and incorporated herein by reference).**

    10.7 * Amendment to Registrant's 1989 Stock Option and Incentive Plan, effective August 2, 1995.**

    10.8 Registrant's 1991 Non-Employee Directors' Stock Option Plan and form of Stock Option Agreement, effective May 15, 1991 (filed as Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-16946) and incorporated herein by reference).***

    10.9 Amendment No. 1 to Registrant's 1991 Non-Employee Directors' Stock Option Plan, dated November 10, 1993 (filed as Exhibit
            10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-16946) and incorporated herein by reference).***

    10.10 * Amendment to Registrant's 1991 Non-Employee Directors' Stock Option Plan, effective August 2, 1995.***

    10.11 Registrant's Stock Purchase Plan, as amended (filed as Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-16946) and incorporated herein by reference).***

    10.12 Amendment to Registrant's Stock Purchase Plan, effective May 15, 1991 (filed as Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-16946) and incorporated herein by reference).***

    10.13 Amendment to Registrant's Stock Purchase Plan effective August 17, 1992 (filed as Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16946) and incorporated herein by reference).***

    10.14 * Amendment to Registrant's Stock Purchase Plan effective August 2, 1995.***

    10.15 Supplemental Retirement Agreement between the Registrant and P. Anthony Jacobs, President of Registrant (filed as Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16946) and incorporated herein by reference).**

    10.16 Consulting Agreement, dated as of August 1, 1990, First Amendment to Consulting Agreement, dated as of January 1, 1992, and Second Amendment to Consulting Agreement, dated as of January 1, 1993, each between the Registrant and W.D. Grant, director of the Registrant (filed as Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16946) and incorporated herein by reference).***

    10.17   Form of Supplemental Retirement Agreement between the
            Registrant and certain corporate/executive officers (filed as Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16946) and incorporated herein by reference).**

    10.18 Nonrecourse Promissory Note from William H. West, M.D., an executive officer of Registrant, to Registrant and related Stock Pledge Agreement, both dated July 21, 1992 (filed as
            Exhibit 10(l) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16946) and incorporated herein by reference).

    10.19 Form of Termination Compensation Agreement between the Registrant and corporate/executive officers (filed as Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-16946) and incorporated herein by reference).**

    10.20 Form of Amendment No. 1 to Termination Compensation Agreement, dated January 20, 1995, between the Registrant and corporate/ executive officers (filed as Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-16946) and incorporated herein by reference).**

    10.21 * Form of Amendment No. 2 to Termination Compensation Agreement, dated February 14, 1996, between the Registrant and corporate/ executive officers.**

    10.22 Form of Indemnification Agreement between Registrant and its directors and corporate/executive officers (filed as Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 0-16946) and incorporated herein by reference).


    10.23 * Form of Severance Agreement, dated February 14, 1996, between the Registrant and corporate/executive officers.**

    10.24 Services Agreement, dated January 1, 1993, among Registrant and LabOne, Inc., relating to services and other matters among the parties (filed as Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-16946) and incorporated herein by reference).

    10.25 1985 Stock Option Plan of Response Oncology, Inc., as amended (filed as Exhibit 10(q) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16946) and incorporated herein by reference).**

    10.26 1990 Non-Qualified Stock Option Plan of Response Oncology, Inc., as amended through December 31, 1992 (filed as Exhibit 10(r) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16946) and incorporated herein by reference).**

    10.27 * Amendment No. 2 to 1990 Non-Qualified Stock Option Plan of Response Oncology, Inc., effective April 1995.**

    10.28 Employment Agreement between Response Technologies, Inc. and William H. West, MD, dated January 1, 1992 (filed as Exhibit 10(s) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16946) and incorporated herein by reference).**

    10.29 * Employment Agreement effective July 1, 1995 between Response Oncology, Inc. and Joseph T. Clark, an executive officer of Registrant.**

    10.30 Long-Term Incentive Plan of LabOne, Inc., approved May 16, 1991 with amendments adopted May 21, 1993 and November 9, 1993 (filed as Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-16946) and incorporated herein by reference).**

    10.31 * Amendment to LabOne's Long Term Incentive Plan, effective February 10, 1995.**

    10.32   LabOne's Stock Plan for non-employee directors (filed as
            Exhibit 10.23 to Registrant's Annual Report on Form
            10-K for the year ended December 31, 1994 (File No. 0-16946) and incorporated herein by reference). ***

    10.33 * LabOne's Annual Incentive Plan.**

    10.34 Employment Agreement between LabOne, Inc. and Bert H. Hood, dated August 5, 1993 and amended November 9, 1993 (filed as
            Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-16946) and incorporated herein by reference).**

    10.35   Amendment to Employment Agreement between LabOne, Inc. and
            Bert H. Hood, dated December 31, 1994 (filed as Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-16946) and incorporated herein by reference).**

    10.36 Promissory Note Agreement between LabOne, Inc. and Bert H. Hood dated September 7, 1994 (filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 0-16946) and incorporated herein by reference).

    10.37 * Promissory Note Agreement between LabOne, Inc. and Bert H. Hood dated September 7, 1995.

    11 Statement regarding computation of per share earnings - see Note l of Notes to Consolidated Financial Statements, "Earnings Per Share."

    13 Annual Report to Shareholders for the year ended December 31, 1995 - To be furnished.

    21 Subsidiaries of Registrant (reference is made to Item 1 hereof).

    23    * Consents of KPMG Peat Marwick LLP with respect to Forms S-8.

    27 Financial Data Schedule - as filed electronically by the Registrant in conjunction with this 1995 Form 10-K.

    99 Proxy Statement for Annual Shareholders meeting to be held May 8, 1996 - To be furnished.

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

                                     SEAFIELD CAPITAL CORPORATION
                                     By:    /s/ W. Thomas Grant II
                                         -----------------------------
                                            W. Thomas Grant II
                                     Title: Chairman, Chief Executive
                                            Officer and Director
                                     Date:  March 15, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons who serve Registrant in the capacities and on the dates indicated.


By:    /s/ P. Anthony Jacobs         By:    /s/ James R. Seward
    -----------------------------        -----------------------------
       P. Anthony Jacobs                    James R. Seward
Title: President, Chief              Title: Executive Vice President,
       Operating Officer                    Chief Financial Officer
       and Director                         and Director
Date:  March 15, 1996                Date:  March 15, 1996


By:    /s/ Steven K. Fitzwater       By:    /s/ W. D. Grant
    -----------------------------        -----------------------------
       Steven K. Fitzwater                  W. D. Grant
Title: Vice President, Chief         Title: Director
       Accounting Officer and
       Secretary
Date:  March 15, 1996                Date:  March 15, 1996


By:    /s/ Lan C. Bentsen            By:    /s/ John C. Gamble
    -----------------------------        -----------------------------
       Lan C. Bentsen                       John C. Gamble
Title: Director                      Title: Director
Date:  March 15, 1996                Date:  March 15, 1996


By:    /s/ Michael E. Herman         By:    /s/ David W. Kemper
    -----------------------------        -----------------------------
       Michael E. Herman                    David W. Kemper
Title: Director                      Title: Director
Date:  March 15, 1996                Date:  March 15, 1996


By:    /s/ John H. Robinson, Jr.     By:    /s/ Dennis R. Stephen
    -----------------------------        -----------------------------
       John H. Robinson, Jr.                Dennis R. Stephen
Title: Director                      Title: Director
Date:  March 15, 1996                Date:  March 15, 1996



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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seafield Capital Corporation and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





KPMG Peat Marwick LLP

Kansas City, Missouri
February 1, 1996



SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
--------------------------------------------------------------------------
December 31,                                            1995         1994
--------------------------------------------------------------------------
                                                          (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                        $    7,581        8,626
  Short-term investments                               75,632       67,631
  Accounts and notes receivable                        23,565       32,871
  Current income tax receivable                         4,457        2,311
  Deferred income taxes                                 1,540        1,766
  Other current assets                                  8,850       10,813
                                                     ---------------------
      Total current assets                            121,625      124,018
Property, plant and equipment                          21,604       24,981
Investments:
  Securities                                            5,647        6,725
  Oil and gas                                           4,247        5,998
Intangible assets                                      19,477       29,318
Deferred income taxes                                   6,999        1,715
Other assets                                            1,158        2,621
Net assets of discontinued real estate operations      42,215       50,011
                                                     ---------------------
                                                   $  222,972      245,387
                                                     =====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $    6,370        7,475
  Notes payable                                           --         2,823
  Other current liabilities                             5,859        9,513
                                                     ---------------------
      Total current liabilities                        12,229       19,811
Notes payable                                             --             8
Other liabilities                                       2,653        3,439
                                                     ---------------------
      Total liabilities                                14,882       23,258
                                                     ---------------------
Minority interests                                     21,006       21,196
                                                     ---------------------
Stockholders' equity:
  Preferred stock of $1 par value.
    Authorized 3,000,000 shares; none issued              --           --
  Common stock of $1 par value.
    Authorized 24,000,000 shares;
    issued 7,500,000 shares                             7,500        7,500
  Paid-in capital                                       1,747        1,002
  Equity adjustment from foreign currency translation    (447)        (561)
  Retained earnings                                   208,098      223,169
                                                     ---------------------
                                                      216,898      231,110
  Less cost of 1,038,939 shares of treasury stock
    (1994-1,121,739 shares)                            29,814       30,177
                                                     ---------------------
      Total stockholders' equity                      187,084      200,933
                                                     ---------------------
Commitments and contingencies
                                                     ---------------------
                                                   $  222,972      245,387
                                                     =====================

See accompanying notes to consolidated financial statements.



SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
--------------------------------------------------------------------------
Year Ended December 31,                    1995         1994         1993
--------------------------------------------------------------------------
                                                (In thousands except
                                                 per share amounts)
REVENUES
  Healthcare services                  $  56,410       45,134       40,882
  Insurance services                      55,862       67,199       74,803
  Other                                    7,272       11,945       14,182
                                        ----------------------------------
    Total revenues                       119,544      124,278      129,867

COSTS AND EXPENSES
  Healthcare services                     52,838       45,073       37,203
  Insurance services                      23,598       30,951       33,728
  Other                                    6,357       11,780       14,882
  Selling, general and administrative     42,300       40,767       36,923
                                        ----------------------------------
Earnings (loss) from operations           (5,549)      (4,293)       7,131
  Investment income - net                  4,401        2,889       10,197
  Other income (loss)                     (4,688)          67       (2,388)
                                        ----------------------------------
Earnings (loss) before income taxes       (5,836)      (1,337)      14,940
                                        ----------------------------------
  Taxes on income (benefits):
    Current                               (1,429)       2,486        9,373
    Deferred                              (5,134)      (1,806)      (2,382)
                                        ----------------------------------
      Total                               (6,563)         680        6,991
                                        ----------------------------------
Earnings (loss) before minority interests    727       (2,017)       7,949
  Minority interests                       1,475         (145)       2,331
                                        ----------------------------------
Earnings (loss) from
  continuing operations                     (748)      (1,872)       5,618
    Loss from discontinued real
      estate operations                   (6,600)      (2,904)         --
                                        ----------------------------------
NET EARNINGS (LOSS)                   $   (7,348)      (4,776)       5,618
                                        ==================================

Per share of common stock:
  Earnings (loss) from
    continuing operations             $     (.12)        (.29)         .82
  Loss from discontinued real
    estate operations                      (1.02)        (.46)          --
                                        ----------------------------------
  NET EARNINGS (LOSS)                 $    (1.14)        (.75)         .82
                                        ==================================

See accompanying notes to consolidated financial statements.



SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
--------------------------------------------------------------------------
Year Ended December 31,                    1995         1994         1993
--------------------------------------------------------------------------
                                                   (In thousands)
Common stock:
  Balance, beginning of year          $    7,500        7,500        8,804
  Retirement of stock                        --           --        (1,304)
                                        ----------------------------------
  Balance, end of year                     7,500        7,500        7,500
                                        ----------------------------------
Paid-in capital:
  Balance, beginning of year               1,002        1,007          644
  Exercise of stock options                  745           (5)         363
                                        ----------------------------------
  Balance, end of year                     1,747        1,002        1,007
                                        ----------------------------------
Foreign currency translation:
  Balance, beginning of year                (561)        (350)        (438)
  Net change during year                     114         (211)          88
                                        ----------------------------------
  Balance, end of year                      (447)        (561)        (350)
                                        ----------------------------------
Retained earnings:
  Balance, beginning of year             223,169      235,583      275,944
  Net earnings (loss)                     (7,348)      (4,776)       5,618
  Dividends declared*                     (7,723)      (7,638)      (8,059)
  Retirement of stock                        --           --       (37,920)
                                        ----------------------------------
  Balance, end of year                   208,098      223,169      235,583
                                        ----------------------------------
Less treasury stock:
  Balance, beginning of year              30,177       18,070       56,948
  Net issuance pursuant to stock
    option plans (1995-82,800;
    1994-27,366; 1993-27,080)               (363)        (845)         346
  Shares purchased (1994-382,350)            --        12,952          --
  Shares retired (1993-1,304,420)            --           --       (39,224)
                                        ----------------------------------
  Balance, end of year                    29,814       30,177       18,070
                                        ----------------------------------
STOCKHOLDERS' EQUITY                  $  187,084      200,933      225,670
                                        ==================================

*Dividends per share amounted to $1.20 in 1995, 1994 and 1993.



See accompanying notes to consolidated financial statements.



SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
---------------------------------------------------------------------------
Year Ended December 31,                         1995       1994       1993
---------------------------------------------------------------------------
                                                     (In thousands)
OPERATING ACTIVITIES
Earnings (loss) from continuing operations $     (748)    (1,872)    5,618
Adjustments to reconcile earnings (loss) from
 continuing operations to net cash provided
 (used) by continuing operations:
  Depreciation and amortization                12,210     15,099    19,621
  Earnings applicable to minority interests     1,475       (145)    2,331
  Change in trading portfolio, net            (11,766)     2,019       --
  Change in accounts receivable                 2,902      1,856    (7,912)
  Change in accounts payable                      (10)     1,643     1,250
  Income taxes and other, net                  (4,974)    (2,126)   (1,959)
                                             -----------------------------
   Net cash provided (used)
	by continuing operations                 (911)    16,474    18,949
                                             -----------------------------
INVESTING ACTIVITIES
Sales of investments available for sale            83        --        --
Purchases of investments held to maturity     (65,569)   (79,502)      --
Maturities of investments held to maturity     69,459     90,602       --
Purchases of investments                          --         --    (17,604)
Sales or maturities of investments                --         --     20,599
Short-term investments                            --         --     (8,763)
Proceeds of securitization                      1,500      4,000    19,000
Additions to property, plant
  and equipment, net                           (4,370)    (5,445)   (5,689)
Oil and gas investments                          (391)      (914)      (55)
Net increase in notes receivable               (2,507)    (6,456)   (2,213)
Purchase of stock in consolidated subsidiaries    --        (722)   (2,365)
Proceeds from sale of subsidiaries, net        12,054        --        --
Net cash provided (used) by discontinued
 real estate operations                         1,196     (2,023)   10,520
Other, net                                     (1,995)      (812)     (691)
                                             -----------------------------
   Net cash provided (used) by
    investing activities                        9,460     (1,272)   12,739
                                             -----------------------------
FINANCING ACTIVITIES
Payments under line of credit agreements, net  (2,831)    (1,725)   (6,891)
Proceeds from long-term debt                      --          59       168
Payment of principal on long-term debt            --         (98)   (3,843)
Payment of capital lease                         (169)      (367)      --
Dividends paid                                 (7,723)    (7,638)   (8,059)
Purchase of treasury stock                        --     (12,952)      --
Issuance of common stock                        1,108        840        17
                                             -----------------------------
   Net cash used by financing activities       (9,615)   (21,881)  (18,608)
                                             -----------------------------
Effect of foreign currency translation             21       (186)      165
                                             -----------------------------
Net increase (decrease) in cash and
  cash equivalents                             (1,045)    (6,865)   13,245
Cash and cash equivalents at beginning of year  8,626     15,491     2,246
                                             -----------------------------
Cash and cash equivalents at end of year   $    7,581      8,626    15,491
                                             =============================
Supplemental disclosures of cash flow information:
 Cash paid (received) during the year for:
  Interest                                 $      140        273       539
                                             =============================
  Income taxes, net                        $   (1,693)     1,965     5,726
                                             =============================


See accompanying notes to consolidated financial statements.



SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1995, 1994 and 1993

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
The accompanying consolidated financial statements include the accounts of Seafield Capital Corporation (Seafield or the Company) and all majority-owned subsidiaries and joint ventures. Investments with ownerships of 20% to 50% are accounted for by the equity method.

Two publicly-traded subsidiaries are included in the consolidated financial statements of Seafield. LabOne, Inc. (LabOne) was formerly Home Office Reference Laboratory, Inc. and is 82% owned. Response Oncology, Inc. (Response) was formerly Response Technologies, Inc. and is 56% owned.

All significant intercompany transactions have been eliminated in consolidation. Certain 1994 and 1993 amounts have been reclassified for comparative purposes with no effect on net earnings.

In 1992, Seafield's board of directors approved a plan for the discontinuance of real estate operations. During 1995's fourth quarter, Seafield recorded an additional valuation allowance of $6.6 million. The increased allowance reflects values based on recent sales transactions of undeveloped land parcels and sales activity at the residential project in New Mexico. In 1994, an after-tax loss of $2.9 million was recorded for a sales contract signed in January 1995. See Note 13 for additional information on discontinued real estate operations.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include demand deposits in banks and overnight investments that are stated at cost which approximates market value.

INVESTMENT SECURITIES
Investment securities consist of certificates of deposit, equity securities, debt securities and debt obligations of the United States government and state and political subdivisions. Short-term investments are securities with maturities of less than one year.

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

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is recorded at cost with depreciation provided over the useful lives. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the determination of net earnings. See Note 4 for additional information on depreciation.

OIL AND GAS INVESTMENTS
The Company's oil and gas investments are accounted for using the full cost method. All costs incurred in acquisition and development are capitalized. Depletion is computed on the units of production method based on all proved reserves. All general operating costs are expensed as incurred.

INTANGIBLE ASSETS
The patent process utilized in coating the plates on which blood and urine testing is performed is recorded at its acquisition cost and is being amortized on a straight-line basis over its remaining life (184 months at date of acquisition).

Goodwill is recorded at acquisition as the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over appropriate periods up to twenty years.

IMPAIRMENT OF LONG-LIVED ASSETS
When facts and circumstances indicate potential impairment, the Company evaluates the recoverability of carrying values of long-lived assets using estimates of undiscounted future cash flows over remaining asset lives. When impairment is indicated, any impairment loss is measured by the excess of carrying values over fair values.

DISPOSITIONS
The Company sold its 80.1% owned insurance premium finance subsidiary, Agency Premium Resource, Inc., during the second quarter of 1995. The sale generated an after-tax gain of $1.5 million.

The Company completed an asset sale by its 79% owned real estate, personal property and sales and use tax consulting subsidiary, Tenenbaum and Associates, Inc., during the second quarter of 1995. This subsidiary then distributed its assets to shareholders and filed for dissolution. The effect of the sale, distribution and dissolution was an after-tax gain of $500,000.

The Company sold its 80% owned underwriting and policy administration services subsidiary, International Underwriting Services, Inc., during the third quarter of 1995. The sale generated an after-tax gain of $1 million.

The Company's 74% owned radiopharmaceuticals subsidiary, Pyramid Diagnostic Services, Inc. (Pyramid), entered voluntary bankruptcy in the fourth quarter of 1995 as a result of an adverse judgment in a lawsuit. The Company fully reserved its investment in this subsidiary and recorded an after-tax loss of $1.2 million. The Company expects the Pyramid bankruptcy to be finalized in 1996 with no further financial consequences to the Company.

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

OTHER LIABILITIES
The components of "Other Liabilities" on the Consolidated Balance Sheets are as follows:

                                   December 31, 1995     December 31, 1994
                                  Current  Noncurrent   Current  Noncurrent
                                  -----------------------------------------
                                                 (In thousands)
Accrued payroll and benefits     $  2,230      1,514      2,191      1,622
Accrued commissions and
  consulting fees                   1,135         41      2,552        184
Other accrued expenses              1,982        --       3,454        --
Other liabilities                     512      1,098      1,316      1,633
                                   ----------------------------------------
                                 $  5,859      2,653      9,513      3,439
                                   ========================================

OTHER INCOME/(LOSS)
The components of "Other Income/(Loss)" on the Consolidated Statements of Operations are as follows:

Year ended December 31,                          1995      1994      1993
---------------------------------------------------------------------------
                                                       (In thousands)
Gain/(loss) on dispositions of subsidiaries  $  (1,068)      --        --
Provision for subsidiary bankruptcy             (3,382)      --        --
Provision for litigation costs                     --        --     (1,500)
Other                                             (238)       67      (888)
                                                ---------------------------
                                             $  (4,688)       67    (2,388)
                                                ===========================

RECENTLY ISSUED ACCOUNTING STANDARDS
Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" and No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" have been implemented for the year ending December 31, 1995. The adoption of these standards has had no significant impact on the Company's financial position or results of operations.

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" has been implemented for the year ending December 31, 1995. The adoption of this standard has had no significant impact on the Company's financial position or results of operations.

Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" is required to be implemented for fiscal years beginning after December 15, 1995. The Company does not plan to adopt an optional accounting treatment based on the estimated fair value of employee stock options allowed by Statement No. 123. However, presentation of pro forma disclosures of net earnings and earnings per share as if the optional accounting method had been utilized will be required.

EARNINGS PER SHARE
Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding and the common share equivalents of dilutive stock options, where applicable: 1995 - 6,454,068, 1994 - 6,374,952, and 1993 - 6,847,559.



NOTE 2 - BENEFIT PLANS

Effective January 1, 1991, Seafield and certain subsidiaries established a savings plan qualifying under Section 401(k) of the Internal Revenue Code and a money purchase pension plan. All salaried employees who have worked 500 hours within the first six months of employment are eligible to participate in the plans. After the first 12-month period, eligibility is measured on a plan-year basis.

Participants in the 401(k) plan may contribute 2% to 10% of annual compensation. Seafield and the participating subsidiaries contribute for each participant an amount equal to 50% of the participant's contribution. A participant is immediately fully vested with respect to the participant's contributions. A participant is 100% vested with respect to the companies' contributions after five years of service. Both the participants' and the companies' contributions are invested by the trustees of the plan at the direction of the participants in any one or more of six investment funds, one of which is a Seafield Stock Fund. The matching contributions made by Seafield and the participating subsidiaries amounted to $109,000 for 1995, $91,000 for 1994 and $87,000 for 1993.

The money purchase pension plan is a defined contribution plan under which Seafield and the participating subsidiaries contribute a percentage of a participant's annual compensation. The companies contribute an amount equal to 7% of base compensation up to the maximum social security wage base ($61,200 in 1995, $60,600 in 1994 and $57,600 in 1993) and 12.7% of
earnings in excess of this amount up to an annual limit ($150,000 in 1995 and 1994 and $235,840 in 1993). Participants become 100% vested after five years of service, normal retirement at age 65, or in the event of disability or death while employed by the companies. Contributions to this plan by Seafield and the participating subsidiaries were $143,000 for 1995, $202,000 for 1994 and $225,000 for 1993.

Seafield has a stock purchase plan which is open to all non-employee directors of the Company and employees of the Company and participating subsidiaries who are designated by the chairman of the board. The directors may contribute an amount equal to all or part of their directors' compensation. The designated employees may contribute the lesser of 10% of their salary or $30,000. The Company matches each participant's contribution at a rate of 50%. Seafield common stock is purchased on the open market each month and each participant receives as many shares as the participant's contribution, plus the Company's matching contribution, will purchase. No employees are presently designated to participate. The matching contributions made by Seafield amounted to $39,000, $40,000 and $44,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

LabOne, Response and certain other subsidiaries maintain profit sharing plans qualifying under Section 401(k) of the Internal Revenue Code. LabOne also has a defined contribution plan. These subsidiaries contributed $1,774,000, $1,666,000 and $1,702,000 to the plans for the years ended
December 31, 1995, 1994 and 1993, respectively.



NOTE 3 - COMMITMENTS AND CONTINGENCIES

Seafield received a notice during 1992 of proposed adjustments from the Internal Revenue Service (IRS) with respect to 1986-87 federal income taxes. Later, the IRS determined to include 1988-90 as a part of its review. In May 1995, the IRS issued a revised notice of proposed adjustments to 1986-87 taxes in response to Seafield's protest filed in 1992. This revised notice reduced the previously proposed tax of approximately $17 million to $13.5 million. In June 1995, the IRS issued proposed adjustments to 1988-1989 federal income taxes. Additional proposed taxes for these years are $182,000. Also, during 1995 the IRS issued tentative proposed federal income tax adjustments for the 1990 year totaling approximately $16 million. In early 1996, the IRS reduced the $16 million tentatively proposed tax adjustments for the 1990 year to approximately $7 million. The IRS has used these proposed increases in federal income taxes to deny Seafield a 1990 claim for refund of $7.6 million. Resolution of these matters is not expected during 1996.
Seafield believes that it has meritorious defenses to many of the substantive issues raised by the IRS, and adequate accruals for income tax liabilities.

In 1986, a lawsuit was initiated in the Circuit Court of Jackson County, Missouri by Seafield's former insurance subsidiary (i.e., Business Men's Assurance Company of America) against Skidmore, Owings & Merrill ("SOM") which is an architectural and engineering firm, and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the removal and replacement costs had been incurred prior to the sale of the insurance subsidiary, Seafield negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. Thus, any recovery will be for the benefit of Seafield and all costs incurred in connection with the litigation will be paid by Seafield. Any ultimate recovery will be recognized as income when received and would be subject to income taxes. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment granted in 1992 in favor of Seafield; the Court of Appeals remanded the case to the trial court for a jury trial limited to the question of whether or not the applicable statute of limitations barred the claim. The Appeals Court also set aside $1.7 million of the judgment originally granted in 1992. A new trial is expected in the second quarter of 1996. The only remaining defendant is SOM; settlement arrangements with other defendants have resulted in payments to plaintiff which have offset legal fees and costs to date of approximately $400,000. None of the prior or future legal fees or costs are recoverable from the remaining defendant, even if the judgment in plaintiff's favor is ultimately upheld. Future legal fees and costs can not reliably be estimated.

In 1988, a lawsuit was initiated in the United States District Court for the District of New Mexico against Seafield's former insurance subsidiary by Lyon Development Company and Jeanne Lyon, d/b/a Lyon and Associates Realty, its former partners in the Quail Run real estate project in Santa Fe, New Mexico. The plaintiffs alleged that the project partnership agreement was improperly terminated, thus denying them an ongoing interest in the project, and the loss of their exclusive real estate brokerage arrangement. The plaintiffs were seeking approximately $11 million in actual damages and unspecified punitive damages based upon alleged breaches of contract and fiduciary duty and economic compulsion. After a trial in July 1994, the jury returned a verdict absolving Seafield of any liability. Subsequent to the trial, the judge awarded Seafield approximately $250,000 in connection with marketing expenses which the plaintiffs were to have repaid, and approximately $64,000 in legal costs, with interest until paid. Total legal fees and costs incurred by Seafield and its former insurance subsidiary have aggregated approximately $3.6 million. In February 1996, the United States Court of Appeals for the Tenth Circuit affirmed the jury's verdict in Seafield's favor, reversed the trial judge's award for marketing expenses, and affirmed the trial judge's award of legal costs. A bond posted by one of the plaintiffs/counter defendants secures payment of the legal costs awarded by the trial judge and affirmed by the Court of Appeals. Because the Quail Run project was retained by Seafield in connection with the sale of its former insurance subsidiary, Seafield defended the lawsuit under an indemnification arrangement with the purchaser of the former insurance subsidiary; all costs incurred and any judgments rendered in favor of the plaintiff have been and will be for the account of Seafield.

In the opinion of management, after consultation with legal counsel and based upon current available information, none of these lawsuits is expected to have a material adverse impact on the consolidated financial position or results of operations of Seafield.



NOTE 4 - PROPERTY, PLANT AND EQUIPMENT AND ACCOUNTS AND NOTES RECEIVABLE

A summary of property, plant and equipment is as follows:
                                           Rate of          December 31,
                                        Depreciation       1995     1994
                                       ------------------------------------
                                                           (In thousands)
Property, plant and equipment              5% - 33%    $   65,681   67,930
Less accumulated depreciation                              44,077   42,949
                                                         -----------------
                                                       $   21,604   24,981
                                                         =================

A summary of accounts and notes receivable is as follows:
                                                            December 31,
                                                           1995     1994
                                                         -----------------
                                                           (In thousands)
Accounts receivable                                    $   26,146   37,228
Notes receivable                                            1,083    1,578
Allowance for doubtful accounts                            (3,314)  (4,637)
                                                         -----------------
                                                           23,915   34,169
Less current portion                                       23,565   32,871
                                                         -----------------
                                                       $      350    1,298
                                                         =================

Interest rates on notes receivable were 5% to 9% in 1995 and 1994.
Included in notes receivable is a loan to an officer of a subsidiary aggregating $500,000 at December 31, 1995. The note, with an interest rate of 6.74%, is due in 1996.



NOTE 5 - SECURITIZATION OF RECEIVABLES

In July 1993, a subsidiary of Seafield entered into an extendable two-year agreement whereby it can sell undivided interests in a designated pool of accounts receivable on an ongoing basis. The maximum allowable amount of receivables to be sold was increased by amendment in August 1994 from $22 million to $30 million, subject to voluntary reduction by the seller to a minimum of $12 million. As collections reduce accounts receivable in the pool, the purchaser permits the subsidiary to apply such collections to additional purchases up to the maximum. The subsidiary had securitized receivables of $23 million at December 31, 1994. The net cash proceeds were reported as an investing activity in the accompanying Consolidated Statements of Cash Flows. The securitized receivables were reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheet at December 31, 1994.

The subsidiary did not record a gain or loss on the sales as the costs of receivables sold approximated the proceeds. Receivables of $2.8 million at December 31, 1994 were subordinated to undivided interests sold in the event of defaults or delinquencies with respect to the underlying receivables. A default reserve is required for the greater of 12% of the accounts receivable sold or an amount set forth by a formula based on preceding months' default ratios.

The subsidiary was sold in May 1995.



NOTE 6 - SEGMENT DATA

The following table shows segment information from continuing operations:

Year ended December 31,                    1995         1994         1993
--------------------------------------------------------------------------
                                                   (In thousands)
REVENUES:
  Healthcare services                 $   56,410       45,134       40,882
  Insurance services                      55,862       67,199       74,803
  Other                                    7,272       11,945       14,182
                                        ----------------------------------
    Total revenues                    $  119,544      124,278      129,867
                                        ==================================
OPERATING EARNINGS (LOSS):
  Healthcare services                 $   (3,687)      (5,272)         158
  Insurance services                       7,179        8,966       15,441
  Other                                   (3,858)      (1,041)      (3,145)
  Corporate investment and other income    1,522        1,594        8,470
  Corporate expense                       (6,868)      (5,284)      (5,738)
  Interest expense                          (124)        (300)        (246)
                                        ----------------------------------
  Earnings (loss) before income taxes
    and minority interests                (5,836)      (1,337)      14,940
  Income taxes                             6,563         (680)      (6,991)
  Minority interests                      (1,475)         145       (2,331)
                                        ----------------------------------
    Earnings (loss) from continuing
      operations                      $     (748)      (1,872)       5,618
                                        ==================================

IDENTIFIABLE ASSETS:
  Healthcare services                 $   39,035       35,683       41,067
  Insurance services                      74,817       99,301      101,945
  Net assets of discontinued operations   42,215       50,011       52,596
  Other                                   66,905       60,392       77,962
                                        ----------------------------------
    Total identifiable assets         $  222,972      245,387      273,570
                                        ==================================

Operating earnings (loss) are revenues less expenses other than corporate and interest expense, net of intersegment transactions. Depreciation and amortization amounts for 1995, 1994 and 1993 were $8,590,000, $11,836,000 and $16,474,000, respectively. Goodwill amortization for 1995, 1994 and 1993 was $3,620,000, $3,263,000 and $3,147,000, respectively. In January
1994, approximately $13 million of the $78 million other identifiable assets was used to purchase 382,350 shares of Seafield common stock from an institutional shareholder in a single transaction. Capital expenditures and depreciation and amortization expense for the significant segments are as follows:

                                           1995         1994         1993
                                        ----------------------------------
                                                   (In thousands)
Healthcare services:
  Capital expenditures                $    3,032        3,194        3,606
                                        ==================================
  Depreciation and amortization       $    3,381        2,761        2,014
                                        ==================================
Insurance services:
  Capital expenditures                $    1,437        2,030        1,877
                                        ==================================
  Depreciation and amortization       $    3,326        6,547        9,255
                                        ==================================



NOTE 7 - INCENTIVE STOCK OPTION PLAN

Seafield has three Stock Option Plans which provide for Qualified and Nonqualified Stock Options, Stock Appreciation Rights (SAR's) and restricted stock awards to key employees and directors. The plans entitle the grantee to purchase shares at prices ranging from 75% to 110% of the fair market value at date of grant during terms up to ten years. All options have been awarded at 100% of fair market value. SAR's may be issued in tandem with stock options and entitle the holder to elect to receive the appreciated value in cash. Restricted stock awards were rights to receive or retain shares in payment of compensation earned or to be earned. During 1995, restricted stock awards of 60,604 shares became vested and were issued. As of December 31, 1995, there were no restricted stock awards outstanding. The following presents a summary of stock options activity for the three years ended December 31, 1995:

                                        Number of             Option
                                          Shares               Price
--------------------------------------------------------------------------
Outstanding December 31, 1992            753,713        $ 21.500 - 43.250
Granted                                   33,500          32.000 - 34.875
Exercised                                107,617          21.500 - 31.000
Terminated or forfeited                   46,335          21.500 - 43.250
                                       -----------------------------------
Outstanding December 31, 1993            633,261          21.500 - 34.875
Exercised                                 56,998          28.000 - 31.000
Terminated or forfeited                    1,000          31.000 - 31.000
                                       -----------------------------------
Outstanding December 31, 1994            575,263          21.500 - 34.875
Exercised                                392,263          21.500 - 31.000
                                       -----------------------------------
Outstanding December 31, 1995            183,000        $ 21.500 - 34.875
                                       ===================================

Options for 173,665 shares were exercisable at December 31, 1995 and 130,000 shares were available to be awarded. The difference between the per share exercise price and the cost per share of the treasury stock issued for stock options exercised increased paid-in capital by $745,000 in 1995 and decreased paid in capital by $5,000 in 1994. Additionally, Seafield maintains a Stock Purchase Plan under which each participant's contribution is matched at a rate of 50%. Seafield common stock is purchased on the open market each month. Of the 100,000 shares registered under this plan, 66,345 shares were eligible for issuance at December 31, 1995.



NOTE 8 - LEASE COMMITMENTS

Seafield and subsidiaries lease office space, equipment, land and buildings under various, noncancelable leases that expire over the next several years. Rental expense for these leases during 1995, 1994 and 1993 amounted to $3,302,000, $3,868,000 and $3,038,000, respectively.

Future minimum lease payments under these agreements as of December 31, 1995 are as follows:

                               Year          Amount
                              -------------------------
                                         (In thousands)
                               1996         $ 2,724
                               1997           2,098
                               1998           1,338
                               1999             898
                               2000             599
                               Thereafter     1,092



NOTE 9 - INVESTMENT SECURITIES

A summary of investment securities information relating to quoted market values and holding gains and losses at December 31, 1995 and 1994 is in the following table.

                                            Amount at
                                              Which
                  Amortized      Market      Shown in
                    Cost         Value       Balance      Holding   Holding
                                              Sheet        Gains     Losses
---------------------------------------------------------------------------
                                          (In thousands)
December 31, 1995
-----------------

Available for Sale
------------------
  Common stock    $       4            4            4        --         --
  Preferred stock     3,515        3,515        3,515        --         --
                   --------------------------------------------------------
                  $   3,519        3,519        3,519        --         --
                   ========================================================

Held to Maturity
----------------
Obligations of states
    and political
    subdivisions  $   6,848        6,840        6,848         3        (11)
  Canadian
    government notes  3,955        3,955        3,955        --         --
  Certificate of
    deposit             362          362          362        --         --
  Notes receivable      183          183          183        --         --
                   --------------------------------------------------------
                  $  11,348       11,340       11,348         3        (11)
                   ========================================================

December 31, 1994
-----------------

Available for Sale
------------------
  Common stock    $      56           88           56         32        --
  Preferred stock     3,515        3,515        3,515         --        --
                   --------------------------------------------------------
                  $   3,571        3,603        3,571         32        --
                   ========================================================

Held to Maturity
----------------
  U.S. treasury
    securities    $   3,031        3,069        3,031         38        --
  Obligations of states
    and political
    subdivisions      7,888        7,916        7,888         35        (7)
  Canadian
    government notes  3,326        3,326        3,326         --        --
  Certificate of
    deposit             100          100          100         --        --
  Notes receivable      326          326          326         --        --
                   --------------------------------------------------------
                  $  14,671       14,737       14,671         73        (7)
                   ========================================================

At December 31, 1995, debt securities will mature as follows:

                                                   Within        Between 1
                                                   1 Year       and 5 Years
                                                 --------------------------
                                                        (In thousands)
Available for sale                            $       --             3,515
                                                 ==========================
Held to Maturity                                   10,480              506
                                              $  ==========================

The proceeds from sales of available for sale securities and the gross realized gains and losses on those sales are in the following table. Cost is determined by specific identification for computing realized gains and losses.

Year ended December 31,                     1995         1994         1993
---------------------------------------------------------------------------
                                                   (In thousands)
  Proceeds                             $     83           --           --
                                         ==================================
  Gross realized gains                 $     34           --           --
                                         ==================================
  Gross realized losses                      (3)          --           --
                                       $ ==================================

Trading securities primarily include United States treasury securities, common stock, money market funds and obligations of states and political subdivisions and totaled $65 million and $54 million at December 31, 1995 and 1994, respectively. The changes in net unrealized holding gains and losses on trading securities that have been included in earnings are losses of $485,000 and $2.2 million for the years ended December 31, 1995 and 1994, respectively, and a gain of $463,000 for the year ended December 31, 1993.

Seafield has investments in two majority-owned entities that are publicly-traded. At December 31, 1995, based on the market prices of publicly traded shares of these two subsidiaries, pretax unrealized gains of approximately $130 million ($20.11 per share) on these investments were not reflected in either Seafield's book value or stockholders' equity.



NOTE 10 - INCOME TAXES

Seafield and those subsidiaries that are eligible file a consolidated U.S. federal income tax return. Prior to consolidation in Seafield's federal income tax return, various subsidiaries generated taxable losses of approximately $6.5 million. These net operating loss carryforwards are usable only against future taxable income of the corporation that generated the losses. Upon the disposition of the stock, in 1992, of the former employee benefits consulting services subsidiary, $4.1 million of net operating loss carryforwards were reattributed to Seafield. In 1994 and 1993, Seafield utilized approximately $1.1 million and $1.6 million of these reattributed losses, thereby reducing income tax expense by $389,000 and $534,000, respectively. The remainder of these net operating loss carryforwards will begin to expire in the year 2006.

During 1995, Seafield generated approximately $6.6 million in current capital losses that exceeded capital gains. These losses are carried forward through the year 2000. Also, deferred capital losses of $5.7 million were generated on the write-off of Seafield's radiopharmaceutical subsidiary. Deferred income tax assets have been generated by these losses. Future realization of these tax assets or any existing deductible temporary differences or carryforwards ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryover period. When it becomes more likely than not that a deferred tax asset will not be realized, a valuation allowance is accrued against that deferred tax asset.

During 1995 and 1993, Response utilized approximately $1,710,000 and $1,374,000 of available federal net operating loss carryforwards resulting in tax benefits of $667,000 and $522,000, respectively. Response is not included in Seafield's consolidated federal income tax return. Response has remaining federal net operating loss carryforwards of approximately $4.9 million that are limited by the Internal Revenue Code and are available to offset only $475,000 of taxable income per year. These limited federal net operating losses are available annually until 2005. Response also has approximately $1,345,000 of federal net operating loss carryforwards which are not limited as to their utilization. These begin to expire in 2005.

The components of the provision (benefit) for income taxes on income from continuing operations are as follows:

Year Ended December 31,                    1995         1994         1993
--------------------------------------------------------------------------
                                                   (In thousands)
Current:
  Federal                             $   (1,785)       1,244        6,638
  State                                      186          473        1,424
  Foreign                                    170          769        1,311
                                        ----------------------------------
                                          (1,429)       2,486        9,373
                                        ----------------------------------
Deferred:
  Federal                                 (4,203)      (1,674)      (1,867)
  State                                   (1,025)          73         (426)
  Foreign                                     94         (205)         (89)
                                        ----------------------------------
                                          (5,134)      (1,806)      (2,382)
                                        ----------------------------------
                                      $   (6,563)         680        6,991
                                        ==================================

Earnings (loss) before income taxes:
  Domestic                            $   (6,410)      (2,440)      12,281
  Foreign                                    574        1,103        2,659
                                        ----------------------------------
                                      $   (5,836)      (1,337)      14,940
                                        ==================================


The reconciliation of income tax attributable to continuing operations computed at federal statutory tax rates to income tax expense is as follows:

Year Ended December 31,                    1995         1994         1993
--------------------------------------------------------------------------
                                                   (In thousands)
Computed expected tax expense(benefit) $  (1,984)        (454)       5,079
State income taxes, net of federal benefit  (564)         348          806
Goodwill amortization                      1,214        1,087        1,070
Tax exempt interest and dividends           (152)        (302)        (201)
Tax benefits not available for
  subsidiary losses                          261        1,063          156
Losses on sale of subsidiaries            (4,239)          --           --
Deferred tax on unremitted earnings of
  foreign subsidiaries                       175           --           --
Other, net                                  (456)        (799)         530
Utilization of federal net operating loss   (902)        (389)        (768)
Foreign tax in excess of U.S. rate            84          126          319
                                        ----------------------------------
Actual income tax expense (benefit)    $  (6,563)         680        6,991
                                        ==================================

Effective rate                               112%        (51%)         47%


The significant components of deferred income tax assets and liabilities are as follows:

December 31,                               1995         1994         1993
--------------------------------------------------------------------------
                                                   (In thousands)
Current deferred income tax assets (liabilities):
Valuation allowance on stock
   investments                        $      269          661          255
Allowance on accounts receivable             703        1,008          994
Excess book expense accruals                 718          877          629
Excess book accrued legal fees                --           --          572
Excess book partnership expenses              --           --           57
Other                                        (22)          35         (164)
Federal net operating loss carryforwards     151           43           --
State net operating loss carryforwards       923            8           80
                                        ----------------------------------
Gross current deferred income tax assets   2,742        2,632        2,423
Current valuation allowance               (1,202)        (866)        (802)
                                        ----------------------------------
Net current deferred income tax assets     1,540        1,766        1,621
                                        ----------------------------------

Non-current deferred income tax assets (liabilities):
Valuation allowances on investments        2,151           19           19
Excess book (tax) expense accruals           392          321          326
Excess book (tax) accrued legal fees          --           --           27
Excess book (tax)partnership expenses        123          244          (37)
Excess book (tax) oil and gas expenses       842          449          210
Excess book (tax) depreciation and
  amortization                             1,048          900          (51)
Alternative minimum tax credit               233          188          127
Other                                       (150)         (90)      (1,216)
Capital loss carryforwards                 2,888           --           --
Federal net operating loss carryforwards   2,360        4,102        3,868
State net operating loss carryforwards       602        1,304        1,062
                                        ----------------------------------
Gross non-current deferred
  income tax assets                       10,489        7,437        4,335
Valuation allowance for non-current
  deferred income tax assets              (3,490)      (5,722)      (5,058)
                                        ----------------------------------
Net non-current deferred
  income tax assets (liabilities)          6,999        1,715         (723)
                                        ----------------------------------
Net deferred income tax
  assets (liabilities)                $    8,539        3,481          898
                                        ==================================

The valuation allowance as of January 1, 1993 was approximately $6,330,000. The valuation allowance decreased during 1995 by approximately $1,896,000, increased by $728,000 during 1994 and decreased by $470,000 during 1993.



NOTE 11 - INTANGIBLE ASSETS

The cost and accumulated amortization of intangible assets are as follows:

December 31,                                             1995        1994
---------------------------------------------------------------------------
                                                           (In thousands)
Goodwill - excess of cost over fair value
    of net assets acquired                           $   29,804      43,571
Less accumulated amortization                            11,774      16,297
                                                       --------------------
                                                         18,030      27,274
                                                       --------------------
Laboratory patent, antibodies, antigens,
    and nicotine screens                                  8,000      11,845
Less accumulated amortization                             6,739      10,062
                                                       --------------------
                                                          1,261       1,783
                                                       --------------------

Other intangible assets                                     252       1,300
Less accumulated amortization                                66       1,039
                                                       --------------------
                                                            186         261
                                                       --------------------
Intangible assets, net of accumulated amortization   $   19,477      29,318
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



NOTE 12 - NOTES PAYABLE

Notes payable are as follows:

December 31,                           1995                    1994
---------------------------------------------------------------------------
                            Maturities  Maturities  Maturities  Maturities
                            Due Within   Due After  Due Within   Due After
                             One Year     One Year   One Year     One Year
                             ----------------------------------------------
                                             (In thousands)
Prime line of credit, secured
  by accounts receivable
  of $1,964,000                     --        --         2,475         --
Prime + 1 1/2% line of credit
  secured by accounts receivable
  of $1,241,000                     --        --           268         --
Other                               --        --            80          8
                              ---------------------------------------------
                            $       --        --         2,823          8
                              =============================================

Line of credit agreements totaled $7.5 million at December 31, 1995 and expire in 1996. Available borrowings under these agreements amounted to $7,500,000. Affiliates' debt at December 31, 1995 totaled $493,000 which arose under lines of credit. The Consolidated Statements of Operations include interest expense totaling $124,000, $309,000, and $527,000 in 1995, 1994 and 1993, respectively. The weighted average interest rates on borrowings outstanding for 1995 and 1994 were 8.82% and 6.57%, respectively.



NOTE 13 - DISCONTINUED OPERATIONS

Operations of Discontinued Real Estate Segment

In 1992, Seafield's board of directors approved a plan to discontinue real estate operations. As a result of this decision, a $6 million after-tax loss provision for estimated write-downs and costs through final disposition was included in the discontinued real estate's 1992 loss. Additional after-tax losses of $2.9 million and $6.6 million were recorded in 1994 and 1995, respectively. The 1994 loss was recorded for a sales contract signed in January 1995. The 1995 increase in the valuation allowance reflects values based on recent sales transactions of undeveloped land parcels and sales activity at the residential project in New Mexico. The remaining real estate assets will be sold as soon as practicable.

A summary of discontinued real estate operations follows:

Year Ended December 31,                    1995         1994         1993
--------------------------------------------------------------------------
                                                   (In thousands)

Revenues                             $    11,912       11,991       18,320
                                       ===================================
Loss                                 $   (10,000)      (4,400)         --
Income tax benefits                       (3,400)      (1,496)         --
                                       -----------------------------------
Net loss                             $    (6,600)      (2,904)         --
                                       ===================================

Net Assets of Discontinued Real Estate Segment

A summary of the net assets of the discontinued real estate operations follows:

December 31,                                            1995         1994
--------------------------------------------------------------------------
                                                          (In thousands)
Assets
  Current assets                                    $     281          956
  Real estate                                          35,021       38,584
  Other non-current assets                              8,979       13,555
                                                      --------------------
   Total assets                                        44,281       53,095
                                                       -------------------

Liabilities
  Current liabilities                                     777          209
  Non-current liabilities                               1,289        2,875
                                                      --------------------
  Total liabilities                                     2,066        3,084
                                                      --------------------
Net Assets                                          $  42,215       50,011
                                                      ====================

At December 31, 1995, real estate debt totaled $7.6 million, of which $6.3 million was recourse debt.



NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)


Summarized 1995 quarterly financial data is as follows:

                                  Mar. 31,   Jun. 30,   Sep. 30,   Dec. 31,
Quarter Ended                       1995       1995       1995       1995
---------------------------------------------------------------------------
                                   (In thousands except per share amounts)

Revenues                        $  33,428     32,764     28,226     25,126
                                  ========================================

Earnings (loss) from
  continuing operations         $    (567)     1,643     (1,591)      (233)
Loss from discontinued real
  estate operations                   --         --         --      (6,600)
                                  ----------------------------------------
Net earnings (loss)             $    (567)     1,643     (1,591)    (6,833)
                                  ========================================

Per share:
  Earnings (loss) from
    continuing operations       $    (.09)       .26       (.25)      (.04)
  Loss from discontinued real
    estate operations                  --         --         --      (1.02)
                                  ----------------------------------------
Net earnings (loss)             $    (.09)       .26       (.25)     (1.06)
                                  ========================================

Dividends paid per share        $     .30        .30        .30        .30
                                  ========================================
Stock prices:
  High                          $  38 3/4     40 5/8     38         37 1/2
  Low                           $  32 1/8     34         33         33 1/4


Summarized 1994 quarterly financial data is as follows:

                                  Mar. 31,   Jun. 30,   Sep. 30,   Dec. 31,
Quarter Ended                       1994       1994       1994       1994
---------------------------------------------------------------------------
                                   (In thousands except per share amounts)

Revenues                        $  29,550     30,934     31,557     32,237
                                  ========================================

Earnings (loss) from
  continuing operations         $     648         47     (1,745)      (822)
Loss from discontinued real
  estate operations                   --         --         --      (2,904)
                                  ----------------------------------------
Net earnings (loss)             $     648         47     (1,745)    (3,726)
                                  ========================================

Per share:
  Earnings (loss) from
    continuing operations       $     .10        .01       (.27)      (.12)
  Loss from discontinued real
    estate operations                  --         --         --       (.46)
                                  ----------------------------------------
Net earnings (loss)             $     .10        .01       (.27)      (.58)
                                  ========================================

Dividends paid per share        $     .30        .30        .30        .30
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



                 SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
                                  Schedule II
                 Valuation and Qualifying Accounts and Reserves

---------------------------------------------------------------------------
                                       Additions
                                   -----------------
                                   Charged   Charged
                       Balance at  to Costs to Other             Balance at
                        Beginning    and    Accounts-              End of
Description             of Year    Expenses Describe  Deductions*   Year
---------------------------------------------------------------------------
                                       (In thousands)
Year ended December 31, 1995
Accounts and notes receivable -
    allowance for
    doubtful accounts   $ 4,637    2,935      --         4,258      3,314

Year ended December 31, 1994
Accounts and notes receivable -
    allowance for
    doubtful accounts     4,589    2,671      --         2,623      4,637

Year ended December 31, 1993
Accounts and notes receivable -
    allowance for
    doubtful accounts     2,385    3,068       --          864      4,589


* Uncollectible accounts written-off



                  SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
                                   Schedule III
                     Real Estate and Accumulated Depreciation
                                December 31, 1995
                                  (Page 1 of 2)


                                  Costs Capitalized       Gross Amount
                 Initial Cost         Subsequent        At Which Carried
                  to Company        to Acquisition    at December 31, 1995
               -----------------  -----------------  ----------------------
                       Buildings &                         Buildings &
                        Improve-  Improve- Carrying         Improve-
Description      Land    ments     ments    Costs   Land     ments    Total
-------------------------------   -----------------  ----------------------
                                    (In thousands)
Land Investments/
Developments:
Houston, TX   $  6,158      49    1,014    1,553    4,321       --    4,321
Tulsa, OK          754      --       --               754       --      754
Ft Worth, TX    11,501      --       91       --    7,720       --    7,720
Ft Worth, TX     3,886      --       --       --    3,886       --    3,886
Ft Worth, TX     2,770      --       --       42    2,812       --    2,812
Ft Worth, TX     4,633      --       --       --    4,633       --    4,633
Ft Worth, TX     1,000      --       --       --      665       --      665
Olathe, KS       3,292      --       46       --    2,484       --    2,484

Parking:
Reno, NV            --   5,277       19       --       --    5,296    5,296

Residential:
Juno Beach, FL   8,400      --   24,343    2,246      223    3,783    4,006
Juno Beach, FL   5,340      --    8,626      443    1,105    2,580    3,685
Santa Fe, NM     4,576      --   65,122   17,054    1,369   27,711   29,080
             --------------------------------------------------------------
              $ 52,310   5,326   99,261   21,338   29,972   39,370   69,342
                ==================================================

Reserves                                                            (33,028)
                                                                    -------
Net real estate before depreciation                                  36,314
Accumulated depreciation                                             (1,293)
                                                                    -------
Net real estate                                                    $ 35,021
                                                                    =======



                  SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
                                   Schedule III
                     Real Estate and Accumulated Depreciation
                                December 31, 1995
                                  (Page 2 of 2)


                                                  Date
                              Accum.    Tax      Constr.     Date      Depr.
Description        Reserves    Depr.   Basis      Began    Acquired    Life
---------------------------------------------------------------------------
                                  (In thousands)
Land Investments/
Developments
Houston, TX            890      --      4,615       --        1974       --
Tulsa, OK              579      --        754       --        1980       --
Ft Worth, TX         5,404      --      7,495       --        1986       --
Ft Worth, TX         3,487      --      3,886       --        1986       --
Ft Worth, TX         2,642      --      1,932       --        1984       --
Ft Worth, TX         4,327      --      2,203       --        1989       --
Ft Worth, TX           629      --        665       --        1986       --
Olathe, KS              --      --      2,681       --        1991       --

Parking:
Reno, NV             1,500   1,293      4,572       --        1989    20 yrs

Residential:
Juno Beach, FL       4,100      --      1,043      1985       1983       --
Juno Beach, FL          --      --      4,297      1989       1983       --
Santa Fe, NM         9,470      --     23,044      1987       1985       --
                    ------------------------
                    33,028   1,293     57,187
                    =========================



                  SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
                                   Schedule III
                     Real Estate and Accumulated Depreciation
                           Reconciliation Between Years


A) Reconciliations of total real estate carrying value for the three years ended December 31, 1995 are as follows:

                                            1995         1994         1993
---------------------------------------------------------------------------
                                                    (In thousands)
Balance at beginning of year           $   39,665       38,921       46,346

Additions during year:
  Improvements                             16,539       11,689        7,014
  Consolidate joint venture                   --         3,292          --
                                         ----------------------------------
                                           56,204       53,902       53,360

Deductions during year:
  Value of real estate sold                 9,890        9,837       14,439
  Provision for loss on sale of
    real estate                            10,000        4,400          --
                                         ----------------------------------
                                           19,890       14,237       14,439
                                         ----------------------------------
Balance at end of year                 $   36,314       39,665       38,921
                                         ==================================


B) Reconciliations of accumulated depreciation for the three years ended December 31, 1995 are as follows:

                                            1995         1994         1993
---------------------------------------------------------------------------
                                                    (In thousands)
Balance at beginning of year           $    1,081          868          655

Additions during year - depreciation          212          213          213
                                         ----------------------------------
                                            1,293        1,081          868

Deductions during year - accumulated
  depreciation of real estate sold            --           --           --
                                         ----------------------------------
Balance at end of year                 $    1,293        1,081          868
                                         ==================================