Form 10-Q
period 1996-03-31
SEAFIELD CAPITAL CORP
filed 1996-05-15
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q



          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        -----              SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1996

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
Number of shares outstanding of only class of Registrant's common stock as of
May 3, 1996:   $1 par value common - 6,481,684


PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
- ----------------------------------------------------------------------------
                                                    March 31,   December 31,
                                                       1996         1995
- ----------------------------------------------------------------------------
                                                          (in thousands)
ASSETS
  Current assets:
    Cash and cash equivalents                     $     9,139       7,581
    Short-term investments                             70,597      75,632
    Accounts and notes receivable                      24,609      23,565
    Current income tax receivable                       4,737       4,457
    Deferred income tax assets                          1,406       1,540
    Other current assets                               12,966       8,850
                                                     --------------------
          Total current assets                        123,454     121,625
  Property, plant and equipment                        20,835      21,604
  Investments:
    Securities                                          5,757       5,647
    Oil and gas                                         3,689       4,247
  Intangible assets                                    30,624      19,477
  Deferred income tax assets                            7,171       6,999
  Other assets                                          1,143       1,158
  Net assets of discontinued real estate operations    40,686      42,215
                                                     --------------------
                                                  $   233,359     222,972
                                                     ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                              $     7,772       6,370
    Notes payable                                       4,005         --
    Other current liabilities                           6,735       5,859
                                                     --------------------
          Total current liabilities                    18,512      12,229
  Notes payable                                         6,265         --
  Other liabilities                                     2,520       2,653
                                                     --------------------
          Total liabilities                            27,297      14,882
                                                     --------------------
  Minority interests                                   21,190      21,006
                                                     --------------------

  Stockholders' equity:
    Preferred stock of $1 par value.
      Authorized 3,000,000 shares;
      none issued                                        --          --
    Common stock of $1 par value.
      Authorized 24,000,000 shares;
        issued 7,500,000                                7,500       7,500
    Paid-in capital                                     1,747       1,747
    Equity adjustment from foreign
      currency translation                               (469)       (447)
    Retained earnings                                 206,045     208,098
                                                     --------------------
                                                      214,823     216,898
    Less:
      Cost of 1,029,199 shares of treasury stock
        (1995 - 1,038,939 shares)                      29,951      29,814
                                                     --------------------
          Total stockholders' equity                  184,872     187,084
                                                     --------------------
                                                  $   233,359     222,972
                                                     ====================


See accompanying notes and management's discussion and analysis of financial statements.



SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Operations
- ----------------------------------------------------------------------------
                                                 Three months ended
                                                      March 31,
                                                 1996          1995
- ----------------------------------------------------------------------------
                                         (in thousands except share amounts)

REVENUES
  Healthcare services                       $   14,950        14,363
  Insurance services                            11,669        15,870
  Other                                             16         3,195
                                               ---------------------
    Total revenues                              26,635        33,428

COSTS AND EXPENSES
  Healthcare services                           13,457        13,621
  Insurance services                             5,308         6,626
  Other                                             45         2,142
  Selling, general and administrative            8,415        11,928
                                               ---------------------
Loss from operations                              (590)         (889)

  Investment income - net                        1,170         1,264
  Other income (expense)                          (165)          (49)
                                               ---------------------
Earnings before income taxes                       415           326
  Income taxes                                     155           198
                                               ---------------------
Earnings before minority interests                 260           128
  Minority interests                               374           695
                                               ---------------------
NET LOSS                                    $     (114)         (567)
                                               =====================
Per share of common stock:
  Net loss                                  $     (.02)         (.09)
  Dividends                                 $      .30           .30
  Book value                                $    28.57         31.13

Average shares outstanding                    6,463,421    6,409,565
Shares outstanding end of period              6,470,801    6,419,138


See accompanying notes and management's discussion and analysis of financial statements.



SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
- ------------------------------------------------------------------------------
                                                Three Months Ended
                                                  March 31, 1996
- ------------------------------------------------------------------------------
                                                  (in thousands)

Common stock:
  Balance, beginning of year                      $    7,500
                                                    ---------
  Balance, end of period                               7,500
                                                    ---------
Paid-in capital:
  Balance, beginning of year                           1,747
                                                    ---------
  Balance, end of period                               1,747
                                                    ---------
Foreign currency translation:
  Balance, beginning of year                            (447)
  Net change during period                               (22)
                                                    ---------
  Balance, end of period                                (469)
                                                    ---------
Retained earnings:
  Balance, beginning of year                         208,098
  Net loss                                              (114)
  Dividends paid                                      (1,939)
                                                    ---------
  Balance, end of period                             206,045
                                                    ---------
Less:
  Treasury stock:
  Balance, beginning of year                          29,814
  Exercise of stock options                              137
                                                    ---------
  Balance, end of period                              29,951
                                                    ---------

Stockholders' Equity                              $  184,872
                                                    =========

See accompanying notes and management's discussion and analysis of financial statements.



SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
- -------------------------------------------------------------------------------
                                                  Three months ended March 31,
                                                      1996            1995
- -------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss from operations                            $       (114)          (567)
Adjustments to reconcile loss from operations
 to net cash provided by operations:
  Depreciation and amortization                        2,697          3,067
  Earnings applicable to minority interests              374            695
  Change in short-term trading portfolio, net         (2,438)           658
  Change in accounts receivable                         (798)        (2,783)
  Change in accounts payable                             626            331
  Income taxes and other                                 254          1,421
                                                    ------------------------
Net cash provided by operations                          601          2,822
                                                    ------------------------
INVESTING ACTIVITIES
Sales of investments available for sale                  --              44
Purchases of investments held to maturity             (4,386)       (20,119)
Proceeds of investments held to maturity              11,883         15,986
Secruitization of receivables                            --           1,000
Additions to property, plant and equipment, net         (536)        (1,124)
Oil and gas investments                                  (73)           209
Net increase (decrease) in note receivable               183           (296)
Subsidiary acquisition of assets                      (5,344)           --
Subsidiary advances to physician group                (3,113)           --
Net cash provided (used) by discontinued
  real estate operations                               1,528         (3,081)
Other, net                                              (318)          (558)
                                                    ------------------------
Net cash used by investing activities                   (176)        (7,939)
                                                    ------------------------
FINANCING ACTIVITIES
Borrowing (payments) under line of credit
  ageements, net                                       3,528         (1,462)
Payment of principal on long-term debt                  (299)           --
Payment of capital lease                                 (16)           (62)
Dividends paid                                        (1,939)        (1,926)
Net issuance of treasury stock pursuant
  to stock options plans                                (137)         1,376
                                                    ------------------------
Net cash provided (used) by financing activities       1,137         (2,074)
                                                    ------------------------
Effect of foreign currency translation                    (4)            (3)
                                                    ------------------------
Net increase (decrease) in cash and cash equivalents   1,558         (7,194)
Cash and cash equivalents - beginning of period        7,581          8,626
                                                    ------------------------
Cash and cash equivalents - end of period         $    9,139          1,432
                                                    ========================
Supplemental disclosures of cash flow information:
 For purposes of the statements of cash flows, cash and cash equivalents include demand deposits in banks and overnight investments.

Cash paid during the period for:
  Interest (net of amount capitalized)            $      171             80
                                                    ========================
  Income taxes, net                               $       89           (986)
                                                    ========================

Supplemental schedule of noncash investing and
 financing activities:
  Assets acquired by assumption of debt           $    6,800            --
                                                    ========================

See accompanying notes and management's discussion and analysis of financial statements.


SEAFIELD CAPITAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 1996 and 1995

(1) The financial information furnished herein is unaudited; however, in the opinion of management, the financial information reflects all adjustments which are necessary to fairly state the Registrant's financial position at March 31, 1996 and December 31, 1995 and the results of its operations and cash flows for the periods ended March 31, 1996 and 1995. All adjustments made in the interim period were of a normal recurring nature. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and therefore included in the financial statements are certain amounts based on management's informed estimates and judgments. The financial information herein is not necessarily representative of a full year's operations because levels of sales, interest rates and other factors fluctuate throughout the fiscal year. These same considerations apply to all year to year comparisons. Certain 1995 amounts have been reclassified for comparative purposes with no effect on net earnings (loss). See the Registrant's Annual Report pursuant to Section 13 to the Securities Exchange Act of 1934 (Form 10-K) for additional information not required by this Quarter's Report (Form 10-Q).

(2) Cash and cash equivalents include demand deposits in banks and overnight investments.

(3)  The components of "Other Current Assets" are as follows:

                                      March 31, 1996      December 31, 1995
                                      --------------      -----------------
                                                  (in thousands)
Inventories                         $       2,844                2,653
Prepaid expense                             2,378                3,071
Unbilled revenue, net                       1,691                1,942
Subsidiary advances to physician group      3,113                  --
Other current assets                        2,940                1,184
                                      --------------      -----------------
                                    $      12,966                8,850
                                      ==============      =================

The components of "Other Liabilities" are as follows:

                            March 31, 1996            December 31, 1995
                         Current    Noncurrent      Current    Noncurrent
                        ----------------------     ----------------------
                                          (in thousands)
Accrued payroll
  and benefits         $  2,308         1,483        2,230         1,514
Accrued commissions
  and consulting fees     1,136           --         1,135            41
Other accrued expenses    2,909           --         1,982           --
Other liabilities           382         1,037          512         1,098
                        ----------------------     ----------------------
                       $  6,735         2,520        5,859         2,653
                        ======================     ======================

(4) Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding and the common share equivalents of dilutive stock options, where applicable.

(5) In 1986, a lawsuit was initiated in the Circuit Court of Jackson County, Missouri by Registrant's former insurance subsidiary (i.e., Business Men's Assurance Company of America) against Skidmore, Owings & Merrill (SOM) which is an architectural and engineering firm, and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the removal and replacement costs had been incurred prior to the sale of the insurance subsidiary, Registrant negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. Thus, any recovery will be for the benefit of Registrant and all costs incurred in connection with the litigation will be paid by Registrant. Any ultimate recovery will be recognized as income when received and would be subject to income taxes.
In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment granted in 1992 in favor of Registrant; the Court of Appeals remanded the case to the trial court for a jury trial limited to the question of whether or not the applicable statute of limitations barred the claim. The Appeals Court also set aside $1.7 million of the judgment originally granted in 1992. A new trial is expected in the third quarter of 1996. The only remaining defendant is SOM; settlement arrangements with other defendants have resulted in payments to plaintiff which have offset legal fees and costs to date of approximately $400,000. None of the prior or future legal fees or costs are recoverable from the remaining defendant, even if the judgment in plaintiff's favor is ultimately upheld. Future legal fees and costs can not reliably be estimated.

In 1988, a lawsuit was initiated in the United States District Court for the District of New Mexico against Registrant's former insurance subsidiary by Lyon Development Company and Jeanne Lyon, d/b/a Lyon and Associates Realty, its former partners in the Quail Run real estate project in Santa Fe, New Mexico. The plaintiffs alleged that the project partnership agreement was improperly terminated, thus denying them an ongoing interest in the project, and the loss of their exclusive real estate brokerage arrangement. The plaintiffs were seeking approximately $11 million in actual damages and unspecified punitive damages based upon alleged breaches of contract and fiduciary duty and economic compulsion. After a trial in July 1994, the jury returned a verdict absolving Registrant of any liability. Subsequent to the trial, the judge awarded Registrant approximately $250,000 in connection with marketing expenses which the plaintiffs were to have repaid, and approximately $64,000 in legal costs, with interest until paid. Total legal fees and costs incurred by Registrant and its former insurance subsidiary have aggregated approximately $3.6 million. In February 1996, the United States Court of Appeals for the Tenth Circuit affirmed the jury's verdict in Registrant's favor, reversed the trial judge's award for marketing expenses, and affirmed the trial judge's award of legal costs. Deadlines for the plaintiffs to seek reconsideration or a further appeal will expire in mid-May 1996. In April 1996, plaintiffs paid the legal costs awarded by the trial judge and affirmed by the Court of Appeals (approximately $68,000, including interest). Because the Quail Run project was retained by Registrant in connection with the sale of its former insurance subsidiary, Registrant defended the lawsuit under an indemnification arrangement with the purchaser of the former insurance subsidiary; all costs incurred and judgments rendered in favor of the plaintiff have been for the account of Registrant.

In the opinion of management, after consultation with legal counsel and based upon current available information, none of these lawsuits is expected to have a material adverse impact on the consolidated financial position or results of operations of the Registrant.

Registrant received a notice during 1992 of proposed adjustments from the Internal Revenue Service (IRS) with respect to 1986-87 federal income taxes. Later, the IRS determined to include 1988-90 as a part of its review. In May 1995, the IRS issued a revised notice of proposed adjustments to 1986-87 taxes in response to Registrant's protest filed in 1992. This revised notice reduced the previously proposed tax of approximately $17 million to $13.5 million. In June 1995, the IRS issued proposed adjustments to 1988-1989 federal income taxes. Additional proposed taxes for these years are $182,000. Also, during 1995 the IRS issued tentative proposed federal income tax adjustments for the 1990 year totaling approximately $16 million. In April 1996, Registrant received the final proposed adjustments for 1990; the original proposed adjustment of $16 million has been reduced to approximately $7 million. The IRS has used these proposed increases in federal income taxes to deny Registrant's refund claim for 1990 of $7.6 million. Resolution of these matters is not expected during 1996. Registrant believes that it has meritorious defenses to many of the substantive issues raised by the IRS, and adequate accruals for income tax liabilities.

(6) Registrant sold its 80.1% owned subsidiary, Agency Premium Resource, Inc., during the second quarter of 1995. The sale generated a pre-tax gain of $1.9 million on proceeds of approximately $10 million.

The Registrant also completed a second quarter 1995 asset sale by Tenenbaum & Associates, Inc., a 79% owned subsidiary. This subsidiary then distributed its assets to shareholders and filed for dissolution. The earnings effect of the sale, distribution and dissolution was a pre-tax loss of $3.4 million.

The Registrant sold its 80% owned subsidiary, International Underwriting Services, Inc., during the third quarter of 1995. The sale generated a pre-tax gain of $477,000 on proceeds of approximately $2.1 million.

The Registrant's 74% owned subsidiary, Pyramid Diagnostic Services, Inc., entered voluntary bankruptcy in early October 1995 as a result of an adverse judgment in a lawsuit settlement. The Registrant fully reserved its investment in this subsidiary at September 30, 1995 and recorded a pre-tax charge to earnings of approximately $3.4 million.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

Selected financial data:
                                        Three months ended March 31,
                                        ----------------------------
                                           1996              1995
                                       -----------        ----------

Revenues                              $ 26,635,000        33,428,000
Loss from operations                  $   (590,000)         (889,000)
Investment income - net               $  1,170,000         1,264,000
Net loss                              $   (114,000)         (567,000)

Per share:
  Net loss                             $      (.02)             (.09)
  Dividends                            $       .30               .30
  Book value                           $     28.57             31.13

Average shares outstanding               6,463,421         6,409,565
Shares outstanding end of period         6,470,801         6,419,138



1996 Compared to 1995

Healthcare Services Segment:

The following businesses are included in 1996's healthcare services segment: an integrated cancer management company and the clinical and substance abuse laboratory testing services. During 1995's first quarter, the radiopharmaceuticals and related nuclear medicine services were also included in the healthcare services segment.

Response Oncology, Inc. (Response), a 56%-owned subsidiary of Seafield, is a publicly-traded company (NASDAQ-ROIX). Response is a comprehensive cancer management company which owns and/or operates a network of outpatient treatment centers or IMPACT(trademark) (IMPlementing Advanced Cancer Treatments) Centers, which provide stem cell supported high-dose chemotherapy and other advanced cancer treatment services under the direction of practicing oncologists; owns the assets of and manages oncology practices; and conducts clinical cancer research on behalf of pharmaceutical manufacturers.

As of March 31, 1996, Response owned or operated in joint ventures with hospitals, 43 IMPACT Centers in 21 states, providing advanced treatment capabilities and facilities to over 300 medical oncologists.

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

Subsequent to the quarter ended March 31, 1996, Response completed its second practice management affiliation, furthering its movement into the business of managing oncology practices.

Response reported net earnings for the first quarter of 1996 of $516,000 compared with net earnings of $828,000 in 1995's first quarter. Response's revenues for the first quarter of 1996 were $13.3 million, an increase of $2.1 million, or 19%, when compared to the first quarter of 1995. The increase is primarily attributable to revenue from the first practice management affiliation, newly established high-dose chemotherapy centers in joint ventures with host hospitals and increased pharmaceutical sales to physicians. Patient services revenue decreased $449,000, or 5%, between the quarters ended March 31, 1996 and 1995 due primarily to an unacceptable utilization level at the IMPACT Center in Hampton Roads, Virginia.
Response closed the Center in April 1996.

Response records patient services revenue net of contractual allowances and discounts. Services fees from Response's first practice management affiliation is recorded net of physician retainage. The following table is a summary of revenues by source for the first quarters ended March 31:

                                            1996               1995
                                         -----------       -----------
Patient services revenue                $ 8,115,000         8,565,000
Pharmaceutical sales to physicians        3,222,000         2,367,000
Practice management services fees         1,630,000               ---
Physician investigator studies              374,000           269,000
                                         -----------       -----------
    Total revenues                      $13,341,000        11,201,000
                                         ===========       ===========

Response's operating expenses increased $2.1 million, or 26%, to $10.3 million for the quarter ended March 31, 1996. These expenses consist of payroll costs, pharmaceutical and laboratory expenses, medical director fees, rent expense and other operational expenses, and display a high degree of variability in proportion to patient services revenue. Operating expenses as a percent of revenues were 78% compared to 73% for the comparable period of 1995. This increase is primarily attributable to an increase in lower margin revenue from practice management affiliations and sales of pharmaceuticals to physicians. In addition, expenses were incurred related to network development in South Florida and the implementation of the practice management division, both of which Response believes to be very strategic for future growth.

Response's general and administrative costs increased $23,000, or 2%, for the quarter ended March 31, 1996. As a percentage of revenues, general and administrative costs were 9% compared to 11% for the comparable period of 1995, reflecting the $2.1 million revenue increase during the period. Depreciation and amortization expense increased by $159,000 or 39% when compared to the first quarter of 1995. The increase is attributable to the amortization of the excess of cost over net acquired assets in Response's first practice management affiliation over the management services agreement period, or 40 years.

Response's provision for doubtful accounts decreased $173,000 or 32% between the quarters ended March 31, 1996 and 1995. The provision as a percentage of revenue was 3% in 1996's first quarter and 5% in 1995's first quarter. The decrease is attributable to a higher proportion of contracted patient accounts, improved collections performance and an increase in revenues from practice management affiliation, pharmaceutical sales to physicians, hospital management fees, and contract research for which collection is more certain.

Response interest expense increased by $188,000 when compared to the first quarter of 1995. The increase is attributable to an increase in the average borrowings outstanding under the line of credit during the period ended March 31, 1996. Response recorded minority interest of $94,000 during 1996's first quarter related to the operations of its majority-owned or controlled Centers in joint venture with hospitals. The Centers were not operational during the comparative period in 1995.


LabOne, Inc. (LabOne), an 82% owned subsidiary of Seafield, is a publicly-traded company (NASDAQ-LABS). LabOne provides high-quality laboratory service to insurance companies, physicians and employers. LabOne expanded into the healthcare laboratory testing market in May 1994.

LabOne's clinical testing services are provided to the healthcare industry to aid in the diagnosis and treatment of patients. LabOne operates only one highly automated and centralized laboratory, which has significant economic advantages over other conventional laboratory competitors. LabOne markets its clinical testing services to the payers of healthcare-- insurance companies and self-insured groups. LabOne does this through Lab Card(trademark), a Laboratory Benefits Management (LBM) program.

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

In March 1996, Calypte Biomedical Corporation (Calypte) informed LabOne that the United States Food and Drug Administration (FDA) had issued a letter indicating that Calypte's urine HIV-1 test was approvable. Due to the lower collection expense associated with urine specimens, the potential exists for an expansion of the life insurance testing market if Calypte's urine HIV-1 test is approved. Currently, there are approximately 13.5 million individual life insurance policies sold in the United States annually. However, laboratory services are provided on only approximately four to five million of these policy applicants. The noninvasive nature of urine specimen collection allows for low-cost agent collection, making testing much more affordable on smaller face value insurance policies. Conversely, the device also has the potential to cannibalize part of the existing blood testing market. The net impact of urine HIV-1, if ultimately approved by the FDA, cannot be determined at this time.

LabOne's healthcare (clinical and substance abuse) testing revenues increased from $700,000 in 1995's first quarter to $1.6 million in 1996's first quarter due to increases in substance abuse and diagnostic testing volumes. LabOne's healthcare cost of sales were $2.2 million as compared with $2.1 million in 1995's first quarter while healthcare overhead expenditures were $1.7 million compared with $1.1 million in 1995's first quarter. LabOne's healthcare segment improved $200,000 from an operating loss of $2.5 million in 1995's first quarter to a loss of $2.3 million in 1996's first quarter.

Another healthcare subsidiary, Pyramid Diagnostic Services, Inc. (Pyramid), entered bankruptcy proceedings in October 1995 as a result of an adverse $6 million judgment entered in a lawsuit against Pyramid. Pyramid's bankruptcy proceedings are expected to be finalized in 1996. In 1995, Seafield consolidated Pyramid's first three months revenues of $2.5 million while expenses consolidated in 1995's first quarter were $2.4 million.


Insurance Services Segment:

The following business is considered to be in the insurance services segment in 1996: risk-appraisal laboratory testing for the life and health insurance industries. Additionally, during 1995's first quarter, the underwriting and policy administration services and insurance premium finance services businesses were also included in the insurance services segment.

LabOne provides risk-appraisal laboratory services to the insurance industries in the United States and Canada. The tests performed by LabOne are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on specimens of individual life insurance policy applicants. Testing services are also provided on specimens of individuals applying for individual and group medical and disability policies.

LabOne's total revenues decreased 10% in the first quarter 1996 to $13.3 million from $14.7 million in the first quarter of 1995 due to decreases in insurance laboratory and kit revenue, partially offset by increases in
healthcare laboratory revenue.   Insurance revenue declined to $11.7
million during 1996's first quarter as compared to $14 million in the same quarter last year due primarily to competitive pressures. The total number of insurance applicants tested in the first quarter 1996 decreased 11% as compared to the same quarter last year. Average revenue per applicant declined 8% during 1996's first quarter as compared to 1995's first quarter. Insurance kit and container revenue decreased due primarily to a decrease in the number of blood and urine kits sold.

LabOne's total cost of sales remained flat in the first quarter 1996 as compared to 1995's first quarter. Decreases in laboratory supplies, depreciation expense and payroll expense were offset by increases in express delivery expenses, clinical kit expenses and paramed fees.

LabOne's selling, general and administrative expenses decreased $400,000, or 7%, in 1996's first quarter as compared to 1995's first quarter due primarily to decreases in bonus, payroll and depreciation expenses. These were partially offset by an increase in severance expenses. The above factors reduced LabOne's 1996 first quarter insurance segment operating income by $1.2 million and its total operating income from $1 million in 1995's first quarter to $15,000 in 1996's first quarter.

Agency Premium Resource, Inc. (APR) is an insurance premium finance company. APR provides premium financing for the commercial customers of independent insurance agents. On May 31, 1995, Seafield sold APR. In 1995's first quarter, Seafield consolidated APR's revenues of $894,000. Correspondingly, consolidated APR costs and expenses in 1995's first quarter were $310,000.

International Underwriting Services, Inc. (IUS), offers turnkey policyholder and underwriting services. This subsidiary operated only within the life and health insurance industry. On July 17, 1995, Seafield sold IUS. In 1995's first quarter, consolidated IUS revenues were $953,000 while consolidated IUS costs and expenses totaled $864,000.


Other Segment:

Seafield's oil and gas subsidiary contributed revenues of $16,000 in 1996's first quarter as compared to $15,000 in 1995's first quarter. Variances in the oil and gas prices nationally impact operating results. During 1996, the various oil and gas partnerships have retained the cash flow from oil and gas operations for exploration and development activities.

The other segment's revenues and expenses in 1995 included the operating results of a real estate, personal property, sales and use taxes consulting subsidiary--Tenenbaum and Associates, Inc. (TAI). On May 31, 1995, TAI sold certain assets to Ernst & Young U.S. LP. TAI retained its accounts receivable as of May 31, 1995. The agreement provides for Ernst & Young to continue the work-in-process on current accounts (where formal or informal protests have been filed but not yet resolved). Ernst & Young will earn a fee for collecting the current accounts and will participate in net cash collected on certain accounts after third party costs and Ernst & Young's fees. During June 1995, TAI distributed its remaining assets to shareholders and filed for dissolution.

Consolidated revenues in 1995's first quarter for TAI were $3.2 million and the TAI expenses consolidated were $2.3 million.

Investment Income - Net:

Other investments contributing earnings include venture capital and liquidity investments. The return on short-term investments is included in the investment income line in the consolidated statements of operations. Investment income totaled $1.2 million in 1996's first quarter and $1.3 million in 1995's first quarter. A decrease in LabOne's investment income, due primarily to investment gains from bond instruments during 1995's first quarter, was substantially offset by increased investment income at Seafield, due primarily to an increase in invested funds.

Taxes:

The consolidated effective tax rates in 1996's first quarter were primarily impacted by non-deductibility of goodwill amortization being offset by usage of net operating losses, net of valuation allowance reversals. The 1995 first quarter was primarily impacted by non-deductible goodwill amortization, losses not available for state tax benefits and utilization of subsidiary prior years' losses.

Other Income/(Loss):

Consolidated interest expense increased $121,000 in 1996's first quarter. The increase reflects interest costs associated with Response's first practice management affiliation offset by a decrease in consolidated interest costs incurred by subsidiaries that were disposed of during 1995.


Consolidated Results:

The combined effect of the above factors resulted in a 1996 first quarter net loss of $114,000 on revenues of $26.6 million compared with a net loss of $567,000 on revenues of $33.4 million in 1995's first quarter.

The revenue decrease reflects first quarter 1995 revenues of $7.5 million by four subsidiaries which were disposed of in 1995, APR, IUS, TAI and Pyramid. Operating costs, including selling, general and administrative expenses, for these entities totaled $7 million in 1995's first quarter. Consolidated net earnings from APR, IUS, TAI and Pyramid were $77,000 in 1995's first quarter.

The $321,000 reduction in earnings applicable to minority interests results primarily from the above discussed reduction in LabOne's first quarter earnings and the disposition of TAI during 1995.

Real Estate - discontinued operations

In June 1992, Seafield's board of directors approved a plan for the discontinuance of real estate operations. After reviewing sales activity and appraisals in 1992, Seafield believed it was an appropriate time to discontinue real estate operations and sell the remaining real estate assets as soon as practicable.

As a result of the decision to discontinue real estate, a $6 million after-tax provision for estimated write-downs and costs through final disposition was included in the 1992 financial statements as a loss from discontinued real estate operations. An additional $2.9 million after-tax loss provision was recorded in 1994 for a sales contract signed in January 1995. During 1995's fourth quarter, an additional $6.6 million valuation allowance was recorded. The increased allowance reflects values based on recent sales transactions of undeveloped land parcels in Texas and sales activities at a residential project in New Mexico. Real estate's net assets have decreased from approximately $80 million at discontinuance to $41 million at March 31, 1996. Net cash proceeds of approximately $29 million have been generated from real estate since its discontinuance in 1992.

Real estate revenues were $5 million during 1996's first quarter compared with $1.4 million in last year's first quarter. The first quarter 1996 sales consisted of 11 residential units in New Mexico ($4.8 million) while 1995's first quarter sales were comprised of: 2 residential units or lots in Florida and New Mexico ($246,000) and 3 acres of land in Kansas and Texas ($852,000).

Remaining real estate holdings include residential land, undeveloped land, single-family housing, and commercial structures located in the following states: Florida, Kansas, Nevada, New Mexico, Oklahoma, Texas and Wyoming, all of which are listed for sale.

Listed below is the status of the discontinued real estate operations as of March 31, 1996:

Land:
     North Ft. Worth, TX     297 acres sold, 554 acres listed for sale
     West Ft. Worth, TX      212 acres listed for sale
     Houston, TX             1 acre sold, 30 lots sold, 370 acres and
                                 37 lots listed for sale
     Olathe, KS              4 acres sold, 1.5 acres under contract,
                                 16 acres listed for sale
     Tulsa, OK               12 acres under contract

Land Lease:
     Honolulu, HI            sold
     San Diego, CA           sold
     Nashville, TN           sold

Commercial:
     Reno, NV                contract expired, relisted for sale
     Denver, CO              sold
     Gillette, WY            listed for sale

Residential:
     Juno Beach, FL          last 2 units listed for sale
     Juno Beach, FL          last unit and 8 marina slips,
                               listed for sale
     Santa Fe, NM            last 23 units substantially complete,
                               listed for sale with 4 of 46 units under
                               contract
     Mazatlan, Mexico        final sales remittance received in 1995

The net real estate asset amounts are influenced from period to period by several factors including seasonal sales cycles for projects in Florida and New Mexico, a decision at the end of 1993 to accelerate the build-out of the New Mexico project and construction on the final three houses in Florida. The accelerated build-out is substantially completed.

Publicly-Traded Subsidiaries

Seafield has investments in two majority-owned entities that are publicly-traded, LabOne and Response. At March 31, 1996, based on the market prices of publicly-traded shares of these two subsidiaries, pretax unrealized gains of approximately $156 million on these investments were not reflected in either Seafield's book value or stockholders' equity.


LIQUIDITY AND CAPITAL RESOURCES

On March 31, 1996 at the holding company level, Seafield had available for operations approximately $42.1 million in cash and short-term investments with an additional $5.3 million in long-term securities. Seafield's working capital increased $2.3 million during 1996 to $48.3 million at March 31, 1996.

On a consolidated basis, Seafield and its subsidiaries (primarily LabOne with $35.4 million) had $79.7 million in cash and short-term investments at March 31, 1996. Current assets totaled approximately $123.5 million while current liabilities totaled $18.5 million.

Net cash provided by operations totaled $601,000 in 1996's first quarter compared with $2.8 million in 1995's first quarter. The decrease primarily reflects a $2.4 million net increase during the first quarter of 1996 (funds used) in trading portfolios while 1995's first quarter reflects a $658,000 decrease (funds provided) in these trading portfolios. Net cash used by investing activities totaled $176,000 in 1996's first quarter compared with $7.9 million in 1995's first quarter primarily reflecting a $15.7 million decrease in the purchases of investment held to maturity and $8.5 million in asset acquisitions and advances associated with Response's first practice management affiliation.

In August 1990, Seafield's board of directors rescinded a previous authorization and passed a new authorization of up to $70 million for the acquisition of Seafield and LabOne common stock. Up to $20 million of this authorization could be utilized to purchase LabOne stock.

In 1993, Seafield's board of directors approved an additional $5 million for the purchase of LabOne's stock. No acquisitions of LabOne stock were made during 1996. At March 31, 1996, the remaining aggregate authorization for LabOne stock totals $7.7 million and all the authorized amount for Seafield stock has been utilized. During 1996, treasury stock issued for exercised options totaled 9,740 shares.

Seafield is primarily a holding company. Sources of cash are investment income and sales, borrowings and dividends from subsidiaries. The dividend paying capabilities of subsidiaries may be restricted as to their transfer to the parent company. The primary uses of cash for Seafield are investments, subsidiary stock purchases and dividends to shareholders.

Seafield received a notice during 1992 of proposed adjustments from the Internal Revenue Service (IRS) with respect to 1986-87 federal income taxes. Later, the IRS determined to include 1988-90 as a part of its review. In May 1995, the IRS issued a revised notice of proposed adjustments to 1986-87 taxes in response to Seafield's protest filed in 1992. This revised notice reduced the previously proposed tax of approximately $17 million to $13.5 million. In June 1995, the IRS issued proposed adjustments to 1988-1989 federal income taxes. Additional proposed taxes for these years are $182,000. Also, during 1995 the IRS issued tentative proposed federal income tax adjustments for the 1990 year totaling approximately $16 million. In April 1996, Seafield received the final proposed adjustments for 1990; the original proposed adjustment of $16 million has been reduced to approximately $7 million. The IRS has used these proposed increases in federal income taxes to deny Seafield's refund claim for 1990 of $7.6 million. Resolution of these matters is not expected during 1996. Seafield believes that it has meritorious defenses to many of the substantive issues raised by the IRS, and adequate accruals for income tax liabilities.

In 1988, LabOne's board of directors authorized LabOne to enter the market from time to time for the purpose of acquiring shares of LabOne's common stock in an amount not to exceed $25 million. As of March 31, 1996, LabOne had acquired 2,099,235 shares of LabOne as treasury stock at a total cost of $22.7 million, leaving $2.3 million for potential future stock purchases. No shares have been purchased since 1990.

LabOne pays a quarterly dividend. As an 82% owner, Seafield received $1.9 million of cash as dividends from LabOne in the first quarter of 1996. LabOne's working capital position declined from $44.2 million at December 31, 1995 to $42.7 million at March 31, 1996. This decrease is primarily due to LabOne's dividends paid and capital additions exceeding cash provided by operations. LabOne has total cash and investments of $35.8 million at March 31, 1996 compared to $37.6 million at December 31, 1995. LabOne expects to fund operations, capital asset additions, and future dividend payments from a combination of cash flow from operations, cash reserves and short-term borrowings. LabOne had no short-term borrowings in 1996 and an unsecured $5 million line of credit available for general corporate purposes. LabOne's line of credit has a stated rate equivalent to the prime rate which was 8.25% at March 31, 1996.

Response's working capital at March 31, 1996 was $11.1 million with current assets of $22.8 million and current liabilities of $11.7 million. Cash and cash equivalents and short-term investments represent $845,000 of Response's current assets. As of March 31, 1996, Response has a $5 million revolving bank line of credit secured by eligible accounts receivable, bearing interest at the bank's prime rate plus one percent. Borrowings of $3.5 million were outstanding under Response's line on March 31, 1996, at an interest rate of 9.25%.

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

Response's first quarter 1996 asset acquisitions and practice management affiliation impacted several items in Seafield's financial statements. Items impacted include increases in intangible assets, notes payable, other assets, line of credit borrowings and a decrease in Response's cash position.

On April 16 1996, Response announced its second practice management affiliation with the completion of an agreement with Knoxville Hematology Oncology Associates, a medical oncology and hematology practice in Knoxville, Tennessee. In addition, two additional non-binding letters of intent for practice management affiliations have been signed.

Seafield loaned $10 million to Response to finance the Knoxville acquisition. The loan has a maturity date of December 31, 1996, bears interest at the rate of prime plus 1%, is unsecured and, after August 1, 1996, is convertible at the option of Seafield into shares of Response common stock at a conversion price equal to the market price of Response's common stock at the time of conversion.

Response is currently evaluating means of optimally financing anticipated acquisitions, and it is contemplated that such acquisitions will be financed through combinations of debt and equity.


RECENTLY ISSUED ACCOUNTING STANDARDS

No recently issued accounting standards presently exist which will require adoption in future periods.



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In 1986, a lawsuit was initiated in the Circuit Court of Jackson County, Missouri by Seafield's former insurance subsidiary (i.e., Business Men's Assurance Company of America) against Skidmore, Owings & Merrill (SOM) which is an architectural and engineering firm, and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the removal and replacement costs had been incurred prior to the sale of the insurance subsidiary, Seafield negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. Thus, any recovery will be for the benefit of Seafield and all costs incurred in connection with the litigation will be paid by Seafield. Any ultimate recovery will be recognized as income when received and would be subject to income taxes. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment granted in 1992 in favor of Seafield; the Court of Appeals remanded the case to the trial court for a jury trial limited to the question of whether or not the applicable statute of limitations barred the claim. The Appeals Court also set aside $1.7 million of the judgment originally granted in 1992. A new trial is expected in the third quarter of 1996. The only remaining defendant is SOM; settlement arrangements with other defendants have resulted in payments to plaintiff which have offset legal fees and costs to date of approximately $400,000. None of the prior or future legal fees or costs are recoverable from the remaining defendant, even if the judgment in plaintiff's favor is ultimately upheld. Future legal fees and costs can not reliably be estimated.

In 1988, a lawsuit was initiated in the United States District Court for the District of New Mexico against Seafield's former insurance subsidiary by Lyon Development Company and Jeanne Lyon, d/b/a Lyon and Associates Realty, its former partners in the Quail Run real estate project in Santa Fe, New Mexico. The plaintiffs alleged that the project partnership agreement was improperly terminated, thus denying them an ongoing interest in the project, and the loss of their exclusive real estate brokerage arrangement. The plaintiffs were seeking approximately $11 million in actual damages and unspecified punitive damages based upon alleged breaches of contract and fiduciary duty and economic compulsion. After a trial in July 1994, the jury returned a verdict absolving Seafield of any liability. Subsequent to the trial, the judge awarded Seafield approximately $250,000 in connection with marketing expenses which the plaintiffs were to have repaid, and approximately $64,000 in legal costs, with interest until paid. Total legal fees and costs incurred by Seafield and its former insurance subsidiary have aggregated approximately $3.6 million. In February 1996, the United States Court of Appeals for the Tenth Circuit affirmed the jury's verdict in Seafield's favor, reversed the trial judge's award for marketing expenses, and affirmed the trial judge's award of legal costs. Deadlines for the plaintiffs to seek reconsideration or a further appeal will expire in mid-May 1996. In April 1996, plaintiffs paid the legal costs awarded by the trial judge and affirmed by the Court of Appeals (approximately $68,000, including interest). Because the Quail Run project was retained by Seafield in connection with the sale of its former insurance subsidiary, Seafield defended the lawsuit under an indemnification arrangement with the purchaser of the former insurance subsidiary; all costs incurred and judgments rendered in favor of the plaintiff have been for the account of Seafield.

In the opinion of management, after consultation with legal counsel and based upon current available information, none of these lawsuits is expected to have a material adverse impact on the consolidated financial position or results of operations of the Registrant.

Seafield received a notice during 1992 of proposed adjustments from the Internal Revenue Service (IRS) with respect to 1986-87 federal income taxes. Later, the IRS determined to include 1988-90 as a part of its review. In May 1995, the IRS issued a revised notice of proposed adjustments to 1986-87 taxes in response to Seafield's protest filed in 1992. This revised notice reduced the previously proposed tax of approximately $17 million to $13.5 million. In June 1995, the IRS issued proposed adjustments to 1988-1989 federal income taxes. Additional proposed taxes for these years are $182,000. Also, during 1995 the IRS issued tentative proposed federal income tax adjustments for the 1990 year totaling approximately $16 million. In April 1996, Seafield received the final proposed adjustments for 1990; the original proposed adjustment of $16 million has been reduced to approximately $7 million. The IRS has used these proposed increases in federal income taxes to deny Seafield's refund claim for 1990 of $7.6 million. Resolution of these matters is not expected during 1996. Seafield believes that it has meritorious defenses to many of the substantive issues raised by the IRS, and adequate accruals for income tax liabilities.


Item 2.  Changes in Securities
         (a)  Changes in Securities:  None

         (b) Under the Missouri General Corporation Law, no dividends to stockholders may be declared or paid at a time when the net assets of the corporation are less than its stated capital or when the payment thereof would reduce the net assets of the corporation below its stated capital. At March 31, 1996 the net assets of Seafield Capital Corporation exceeded its stated capital by $177,372,000.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Securities Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
              27     Financial Data Schedule - as filed electronically by
the Registrant in conjunction with this Form 10-Q.

         (b)  Reports on Form 8-K:
              A current report on Form 8-K was filed pursuant to Item 5 of that form on January 17, 1996 with amendments filed on January 22, 1996 and March 20, 1996. This Form 8-K reported that the Registrant's 56% owned subsidiary, Response Oncology, Inc., had acquired the assets of and entered into a long-term management services agreement with a Miami, Florida physician group in the specialty of medical oncology and hematology. This group is Response's first physician group under such a practice management relationship.

This Form 8-K also reported that Leonard A. Kalman, M.D. had been appointed to Response's Board of Directors and that Joseph T. Clark had been named as Chief Executive Officer of Response in addition to his duties as President.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Seafield Capital Corporation

Date May 14, 1995                    By  /s/  James R. Seward
                                        ----------------------------
                                        James R. Seward
                                        Executive Vice President
                                        and Chief Financial Officer


Date May 14, 1995                    By  /s/  Steven K. Fitzwater
                                        ----------------------------
                                        Steven K. Fitzwater
                                        Vice President, Chief Accounting
                                        Officer and Secretary