Form 10-Q/A
period 1996-03-31
SEAFIELD CAPITAL CORP
filed 1996-05-15
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q/A
                               (Amendment No. 1)


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


                                     Seafield Capital Corporation

Date May 14, 1996                    By  /s/  James R. Seward
                                        ----------------------------
                                        James R. Seward
                                        Executive Vice President
                                        and Chief Financial Officer


Date May 14, 1996                    By  /s/  Steven K. Fitzwater
                                        ----------------------------
                                        Steven K. Fitzwater
                                        Vice President, Chief Accounting
                                        Officer and Secretary