Form 10-Q
period 1996-06-30
SEAFIELD CAPITAL CORP
filed 1996-08-14
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q



          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        -----              SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1996

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
Number of shares outstanding of only class of Registrant's common stock as of
August 1, 1996:   $1 par value common - 6,482,076


PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
- ---------------------------------------------------------------------------
                                                    June 30,   December 31,
                                                      1996        1995
- ---------------------------------------------------------------------------
                                                        (in thousands)
ASSETS
  Current assets:
    Cash and cash equivalents                   $     6,274       7,581
    Short-term investments                           65,752      75,632
    Accounts and notes receivable                    28,911      23,565
    Current income tax receivable                     5,407       4,457
    Deferred income tax assets                        1,130       1,540
    Other current assets                             11,040       8,850
                                                   --------------------
          Total current assets                      118,514     121,625
  Property, plant and equipment                      22,256      21,604
  Investments:
    Securities                                        7,220       5,647
    Oil and gas                                       2,453       4,247
  Intangible assets                                  61,429      19,477
  Other assets                                          975       1,158
  Net assets of discontinued real estate operations  37,648      42,215
                                                   --------------------
                                                $   250,495     215,973
                                                   ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                            $     7,277       6,370
    Notes payable                                       636         --
    Other current liabilities                         7,899       5,859
                                                   --------------------
          Total current liabilities                  15,812      12,229
  Notes payable                                      23,378         --
  Deferred income taxes                               2,851      (6,999)
  Other liabilities                                   2,440       2,653
                                                   --------------------
          Total liabilities                          44,481       7,883
                                                   --------------------
  Minority interests                                 23,033      21,006
                                                   --------------------

  Stockholders' equity:
    Preferred stock of $1 par value.
      Authorized 3,000,000 shares;
      none issued                                      --          --
    Common stock of $1 par value.
      Authorized 24,000,000 shares;
        issued 7,500,000                              7,500       7,500
    Paid-in capital                                   1,763       1,747
    Equity adjustment from foreign
      currency translation                             (466)       (447)
    Retained earnings                               204,287     208,098
                                                   --------------------
                                                    213,084     216,898
    Less:
      Cost of 1,017,924 shares of treasury stock
        (1995 - 1,038,939 shares)                    30,103      29,814
                                                   --------------------
          Total stockholders' equity                182,981     187,084
                                                   --------------------
                                                $   250,495     215,973
                                                   ====================


See accompanying notes and management's discussion and analysis of financial statements.



SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
- ------------------------------------------------------------------------------
                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                  1996        1995         1996        1995
- ------------------------------------------------------------------------------
                                       (in thousands except share amounts)
REVENUES
  Healthcare services        $   17,031      14,913       31,981      29,276
  Insurance services             12,836      15,011       24,505      30,881
  Other                           1,070       2,840        1,086       6,035
                               ---------------------    ---------------------
    Total revenues               30,937      32,764       57,572      66,192
COSTS AND EXPENSES
  Healthcare services            14,962      13,924       28,419      27,545
  Insurance services              5,556       6,391       10,864      13,017
  Other                           1,196       2,761        1,241       4,903
  Selling, general
    and administrative            9,016      11,391       17,431      23,319
                               ---------------------    ---------------------
Earnings (loss) from operations     207      (1,703)        (383)     (2,592)
  Investment income - net         1,245       2,267        2,415       3,531
  Interest expense                 (279)       (100)        (471)       (171)
  Other income (loss)               220      (1,334)         247      (1,312)
                               ---------------------    ---------------------
Earnings (loss) before
    income taxes                  1,393        (870)       1,808        (544)
  Income taxes (benefits)           736      (2,973)         891      (2,775)
                               ---------------------    ---------------------
Earnings before
    minority interests              657       2,103          917       2,231
  Minority interests                471         460          845       1,155
                               ---------------------    ---------------------
Net earnings                 $      186       1,643           72       1,076
                               =====================    =====================
Per share of common stock:
  Net earnings               $      .03         .26          .01         .17
  Dividends                  $      .30         .30          .60         .60
  Book value                 $    28.23       31.09        28.23       31.09
Average shares outstanding    6,461,045   6,501,596    6,477,736   6,455,581
Shares outstanding
  end of period               6,482,076   6,421,326    6,482,076   6,421,326
See accompanying notes and management's discussion and analysis of financial statements.



SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
- ---------------------------------------------------------------------------
                                                Six Months Ended
                                                 June 30, 1996
- ---------------------------------------------------------------------------
                                                  (in thousands)

Common stock:
  Balance, beginning of year                      $    7,500
                                                    ---------
  Balance, end of period                               7,500
                                                    ---------
Paid-in capital:
  Balance, beginning of year                           1,747
  Exercise of stock options                               16
                                                    ---------
  Balance, end of period                               1,763
                                                    ---------
Foreign currency translation:
  Balance, beginning of year                            (447)
  Net change during period                               (19)
                                                    ---------
  Balance, end of period                                (466)
                                                    ---------
Retained earnings:
  Balance, beginning of year                         208,098
  Net earnings                                            72
  Dividends paid                                      (3,883)
                                                    ---------
  Balance, end of period                             204,287
                                                    ---------
Less:
  Treasury stock:
  Balance, beginning of year                          29,814
  Exercise of stock options                              289
                                                    ---------
  Balance, end of period                              30,103
                                                    ---------

Stockholders' Equity                              $  182,981
                                                    =========

See accompanying notes and management's discussion and analysis of financial statements.



SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
- -------------------------------------------------------------------------------
                                                   Six months ended June 30,
                                                      1996            1995
- -------------------------------------------------------------------------------
OPERATING ACTIVITIES
Earnings from operations                        $         72          1,076
Adjustments to reconcile earnings from operations
 to net cash provided by operations:
  Depreciation and amortization                        5,990          7,071
  Earnings applicable to minority interests              845          1,155
  Change in short-term trading portfolio, net          2,703         (9,419)
  Change in accounts receivable                       (3,720)        (2,709)
  Change in accounts payable                            (633)         1,231
  Income taxes and other                               2,453          1,942
                                                    ------------------------
Net cash provided by operations                        7,710            347
                                                    ------------------------
INVESTING ACTIVITIES
Sales of investments available for sale                    4            150
Purchases of investments held to maturity            (13,355)       (35,667)
Proceeds of investments held to maturity              18,595         34,284
Secruitization of receivables                            --           1,500
Additions to property, plant and equipment, net       (1,570)        (2,150)
Oil and gas investments                                   87           (323)
Proceeds from sale of subsidiaries                       --           9,849
Net increase (decrease) in note receivable               183         (2,810)
Subsidiary acquisition of assets                     (23,119)           --
Subsidiary advances to physician group                (2,269)           --
Net cash provided (used) by discontinued
  real estate operations                               4,567         (4,502)
Other, net                                               320           (897)
                                                    ------------------------
Net cash used by investing activities                (16,557)          (566)
                                                    ------------------------
FINANCING ACTIVITIES
Borrowing (payments) under line of credit
  ageements, net                                          81         (2,469)
Proceeds from long-term debt                          12,046            --
Payment of principal on long-term debt                  (402)           (72)
Payment of capital lease                                 (28)          (112)
Dividends paid                                        (3,884)        (3,852)
Net issuance of treasury stock pursuant
  to stock options plans                                (273)         1,376
                                                    ------------------------
Net cash provided (used) by financing activities       7,540         (5,129)
                                                    ------------------------
Effect of foreign currency translation                   --              18
                                                    ------------------------
Net decrease in cash and cash equivalents             (1,307)        (5,330)
Cash and cash equivalents - beginning of period        7,581          8,626
                                                    ------------------------
Cash and cash equivalents - end of period         $    6,274          3,296
                                                    ========================

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
  Interest (net of amount capitalized)            $      648            100
                                                    ========================
  Income taxes, net                               $      419           (545)
                                                    ========================

See accompanying notes and management's discussion and analysis of financial statements.

SEAFIELD CAPITAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 1996 and 1995

(1) The financial information furnished herein is unaudited; however, in the opinion of management, the financial information reflects all adjustments which are necessary to fairly state the Registrant's financial position at June 30, 1996 and December 31, 1995 and the results of its operations and cash flows for the periods ended June 30, 1996 and 1995.
All adjustments made in the interim period were of a normal recurring nature. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and therefore included in the financial statements are certain amounts based on management's informed estimates and judgments. The financial information herein is not necessarily representative of a full year's operations because levels of sales, interest rates and other factors fluctuate throughout the fiscal year. These same considerations apply to all year to year comparisons. Certain 1995 amounts have been reclassified for comparative purposes with no effect on net earnings (loss). See the Registrant's Annual Report pursuant to Section 13 to the Securities Exchange Act of 1934 (Form 10-K) for additional information not required by this Quarter's Report (Form 10-Q).

(2) Cash and cash equivalents include demand deposits in banks and overnight investments.

(3)  The components of "Intangible Assets" are as follows:

                                      June 30, 1996       December 31, 1995
                                      --------------      -----------------
                                                  (in thousands)
Subsidiary management
  service agreements                $      43,839                  --
Goodwill                                   15,982               18,030
Other                                       1,608                1,447
                                      --------------      -----------------
                                    $      61,429               19,477
                                      ==============      =================

The components of "Other Current Assets" are as follows:

                                      June 30, 1996       December 31, 1995
                                      --------------      -----------------
                                                  (in thousands)
Inventories                         $       3,312                2,653
Prepaid expense                             2,313                3,071
Unbilled revenue, net                       1,897                1,942
Subsidiary's receivable from
  affiliated physicians                     2,269                  --
Other current assets                        1,249                1,184
                                      --------------      -----------------
                                    $      11,040                8,850
                                      ==============      =================

The components of "Other Liabilities" are as follows:

                            June 30, 1996            December 31, 1995
                         Current    Noncurrent      Current    Noncurrent
                        ----------------------     ----------------------
                                          (in thousands)
Accrued payroll
  and benefits         $  2,518         1,450        2,230         1,514
Accrued commissions
  and consulting fees     1,145           --         1,135            41
Other accrued expenses    3,892           --         1,982           --
Other liabilities           344           990          512         1,098
                        ----------------------     ----------------------
                       $  7,899         2,440        5,859         2,653
                        ======================     ======================


(4) Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding and the common share equivalents of dilutive stock options, where applicable.

(5) The Registrant's 54% owned subsidiary, Response Oncology, Inc. (Response), has executed purchase agreements with, and entered into long-term management services agreements with three medical practices. These transactions have mainly impacted cash, accounts and notes receivable, intangible assets, deferred taxes and notes payable on the consolidated balance sheet. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding these agreements.

(6) In May 1996, Response entered into a $27.5 million bank credit facility to fund Response's acquisitions and working capital needs. The acquisition facility (up to $20 million) matures May 31, 1998. The working capital facility ($7.5 million) matures May 30, 1997. The interest rate varies from LIBOR plus 1.5% to LIBOR plus 2.625%. At June 30, 1996, $12.1 million was outstanding under this credit facility with an interest rate of approximately 8.2%.

Additionally, notes payable includes Response's long-term unsecured amortizing promissory notes bearing interest at rates from 4% to 9% issued as partial consideration for the practice management affiliations. At June 30, 1996, the unpaid principal amount was $11.1 million.

(7) In 1986, a lawsuit was initiated in the Circuit Court of Jackson County, Missouri by Registrant's former insurance subsidiary (i.e., Business Men's Assurance Company of America) against Skidmore, Owings & Merrill (SOM) which is an architectural and engineering firm, and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the removal and replacement costs had been incurred prior to the sale of the insurance subsidiary, Registrant negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. Thus, any recovery will be for the benefit of Registrant and all costs incurred in connection with the litigation will be paid by Registrant. Any ultimate recovery will be recognized as income when received and would be subject to income taxes.
In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment granted in 1992 in favor of Registrant; the Court of Appeals remanded the case to the trial court for a jury trial limited to the question of whether or not the applicable statute of limitations barred the claim. The Appeals Court also set aside $1.7 million of the judgment originally granted in 1992. In July 1996, this case was retried to a judge. A ruling is expected from the judge in the fall of 1996. The only remaining defendant is SOM; settlement arrangements with other defendants have resulted in payments to plaintiff which have offset legal fees and costs to date of approximately $400,000. None of the prior or future legal fees or costs are recoverable from the remaining defendant, even if the judgment in plaintiff's favor is ultimately upheld. Future legal fees and costs can not reliably be estimated.

In 1988, a lawsuit was initiated in the United States District Court for the District of New Mexico against Registrant's former insurance subsidiary by Lyon Development Company and Jeanne Lyon, d/b/a Lyon and Associates Realty, its former partners in the Quail Run real estate project in Santa Fe, New Mexico. The plaintiffs alleged that the project partnership agreement was improperly terminated, thus denying them an ongoing interest in the project, and the loss of their exclusive real estate brokerage arrangement. The plaintiffs were seeking approximately $11 million in actual damages and unspecified punitive damages based upon alleged breaches of contract and fiduciary duty and economic compulsion. After a trial in July 1994, the jury returned a verdict absolving Registrant of any liability. Subsequent to the trial, the judge awarded Registrant approximately $250,000 in connection with marketing expenses which the plaintiffs were to have repaid, and approximately $64,000 in legal costs, with interest until paid. Total legal fees and costs incurred by Registrant and its former insurance subsidiary have aggregated approximately $3.6 million. In February 1996, the United States Court of Appeals for the Tenth Circuit affirmed the jury's verdict in Registrant's favor, reversed the trial judge's award for marketing expenses, and affirmed the trial judge's award of legal costs. The plaintiffs did not seek a rehearing or review of the Appeals Court affirmation of the verdict. In April 1996, plaintiffs paid the legal costs awarded by the trial judge and affirmed by the Court of Appeals (approximately $68,000, including interest). Because the Quail Run project was retained by Registrant in connection with the sale of its former insurance subsidiary, Registrant defended the lawsuit under an indemnification arrangement with the purchaser of the former insurance subsidiary; all costs incurred and judgments rendered in favor of the plaintiff have been for the account of Registrant.

In the opinion of management, after consultation with legal counsel and based upon current available information, none of these lawsuits is expected to have a material adverse impact on the consolidated financial position or results of operations of the Registrant.

Registrant received a notice during 1992 of proposed adjustments from the Internal Revenue Service (IRS) with respect to 1986-87 federal income taxes. Later, the IRS determined to include 1988-90 as a part of its review. In May 1995, the IRS issued a revised notice of proposed adjustments to 1986-87 taxes in response to Registrant's protest filed in 1992. This revised notice reduced the previously proposed tax of approximately $17 million to $13.5 million. In June 1995, the IRS issued proposed adjustments to 1988-1989 federal income taxes. Additional proposed taxes for these years are $182,000. Also, during 1995 the IRS issued tentative proposed federal income tax adjustments for the 1990 year totaling approximately $16 million. In April 1996, Registrant received the final proposed adjustments for 1990; the original proposed adjustment of $16 million has been reduced to approximately $7 million. The IRS has used these proposed increases in federal income taxes to deny Registrant's refund claim for 1990 of $7.6 million. Registrant is currently engaged in discussions with the Appeals Division of the IRS regarding settlement of the 1986-1989 tax years. Resolution of these matters is not expected during 1996. Registrant believes that it has meritorious defenses to many of the substantive issues raised by the IRS, and adequate accruals for income tax liabilities.

(8) Registrant sold its 80.1% owned subsidiary, Agency Premium Resource, Inc., during the second quarter of 1995. The sale generated a pre-tax gain of $1.9 million on proceeds of approximately $10 million.

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

The Registrant's 74% owned subsidiary, Pyramid Diagnostic Services, Inc., entered voluntary bankruptcy in early October 1995 as a result of an adverse judgment in a lawsuit settlement. The Registrant fully reserved its investment in this subsidiary at September 30, 1995 and recorded a pre-tax charge to earnings of approximately $3.3 million.






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS
                             Three months ended        Nine Months Ended
                                   June 30,                 June 30,
                           -----------------------   ----------------------
                              1996        1995         1996         1995
                           ----------   ----------   ----------   ---------

Revenues                $ 30,937,000   32,764,000   57,572,000  66,192,000
Earnings (loss)
     from operations    $    207,000)  (1,703,000)    (383,000) (2,592,000)
Investment income - net $  1,186,000      833,000    2,191,000   2,048,000
Net earnings            $    186,000    1,643,000       72,000   1,076,000

Per share:
  Net earnings          $        .03          .26          .01         .17
  Dividends per share   $        .30          .30          .60         .60
  Book value per share  $      28.23        31.09        28.23        31.09


SECOND QUARTER ANALYSIS

Healthcare Services Segment:

The following businesses are included in 1996's healthcare services segment: an integrated cancer management company and the clinical and substance abuse laboratory testing services. During 1995's first and second quarters, the radiopharmaceuticals and related nuclear medicine services were also included in the healthcare services segment.

Response Oncology, Inc. (Response), a 54%-owned subsidiary of Seafield, is a publicly-traded company (NASDAQ-ROIX). Response is a comprehensive cancer management company. Response provides advanced cancer treatment services through outpatient facilities known as IMPACT(registered trademark) Centers under the direction of approximately 350 medical oncologists; manages the business aspects of the practices of oncologists with whom Response has affiliated; and conducts clinical cancer research on behalf of pharmaceutical manufacturers.

As of June 30, 1996 Response owned or operated in joint ventures with hospitals 41 Centers in 21 states. Commencing with the affiliations with Oncology Hematology Group of South Florida, P.A. in January, 1996 (OHGSF), Knoxville Hematology Oncology Associates in April, 1996, (KHOA), Jeffrey L. Paonessa, M.D., P.A. in June, 1996 (Paonessa), Response executed its strategy of expanding its comprehensive cancer management services through affiliations with premier oncology groups. The total consideration for the purchases of the business aspects of the three practices was approximately $37.7 million, approximately $23.1 million of which was paid in cash, approximately $11.2 million by delivery of Response's long-term unsecured interest-bearing amortizing promissory notes, approximately $2.6 million in the form of Response's common stock and the balance being paid over 16 calendar quarters at the rate of $50,000 per quarter.

Pursuant to service agreements, Response provides management services that extend to all non-medical aspects of the operations of the affiliated practices. Response is responsible for providing facilities, equipment, supplies, support personnel and management and financial advisory services. Response's resulting revenue from service agreements includes practice operating expenses (other than amounts retained by physicians) and a management fee either fixed in amount or equal to a percentage of each affiliated oncology group's adjusted net revenue or net operating income. In certain affiliations, Response may also be entitled to a performance fee if certain financial criteria are satisfied. The service agreement costs are amortized over the initial noncancelable 40-year terms of the related management service agreements. The agreements are noncancelable except for performance defaults. In the event a practice breaches the agreement, or if Response terminates with cause, the practice is required to purchase all tangible assets at fair market value and pay substantial liquidating damages. The carrying value of the management service agreements is reviewed for impairment at the end of each reporting period.

Upon the consummation of the acquisitions, Response recognized deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of purchased assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Response has completed an additional practice management affiliation with Southeast Florida Hematology Oncology Group (Fort Lauderdale) in July 1996 and has executed two additional definitive agreements and five non-binding letters of intent for practice management affiliations, furthering Response's expansion into the business of managing oncology practices.

Response reported net earnings for the second quarter of 1996 of $544,000 compared with net earnings of $729,000 in 1995's second quarter. Response's revenues for the second quarter of 1996 were $15.1 million, an increase of $3.7 million, or 33%, when compared to the second quarter of 1995. The increase is primarily attributable to revenue from practice management affiliations, and an increase in pharmaceutical sales to physicians, which both carry a lower operating margin than Response's traditional patient services revenue.

Response records patient services revenue net of contractual allowances and discounts. The following table is a summary of revenues by source for the quarters ended June 30:

                                           Three months ended June 30,
                                            1996               1995
                                         -----------       -----------
Patient services revenue                $ 9,873,000         8,737,000
Pharmaceutical sales to physicians        3,222,000         2,367,000
Practice management services fees         1,630,000               ---
Physician investigator studies              374,000           269,000
                                         -----------       -----------
    Total revenues                      $15,099,000        11,373,000
                                         ===========       ===========

Response's operating expenses increased $3.1 million, or 38%, to $11.4 million for the quarter ended June 30, 1996. These expenses consist of payroll costs, pharmaceutical and laboratory expenses, medical director fees, rent expense and other operational expenses. Operating expenses as a percent of revenues were 75% compared to 73% for the comparable period of 1995. This increase is primarily attributable to operating expenses incurred in connection with Response's diversification into physician practice management. Pursuant to the management service agreements with the practice affiliates, Response is responsible for the operating expenses of the practices (net of amounts retained by physicians). In addition, pharmaceutical costs increased in connection with increased sales of pharmaceuticals to physicians.

Response's general and administrative costs increased $75,000, or 5%, for the quarter ended June 30, 1996. The increase is primarily attributable to additional administrative payroll and related costs related to Response's diversification into physician practice management.

Response's depreciation and amortization expense was $754,000 and $463,000 for the quarters ended June 10, 1996 and 1995. Depreciation and amortization expense increased by $291,000 or 63% when compared to the second quarter of 1995. The increase is primarily attributable to the amortization of service agreements purchased in recently completed affiliations.

Response's provision for doubtful accounts decreased $143,000 or 24% between the quarters ended June 30, 1996 and 1995. The provision as a percentage of revenue was 3% in 1996's second quarter and 5% in 1995's second quarter. The decrease is attributable to a higher proportion of contract patient accounts, improved collections performance and an increase in revenues from physician sales, hospital management fees, and contract research for which collection is more certain.

Response interest expense totaled $465,000 in 1996's second quarter compared with $7,000 in 1995's second quarter. The increase was related to notes issued in conjunction with practice management affiliations.

Response recorded minority interest of $61,000 during 1996's second quarter related to the operations of Response's majority-owned or controlled IMPACTr Centers in joint ventures with hospitals. The IMPACTr Centers were not operational during the comparable periods in 1995.

LabOne, Inc. (LabOne), an 82% owned subsidiary of Seafield, is a publicly-traded company (NASDAQ-LABS). LabOne provides high-quality laboratory service to insurance companies, physicians and self-insured groups.

LabOne's clinical testing services are provided to the healthcare industry to aid in the diagnosis and treatment of patients. LabOne operates only one highly automated and centralized laboratory, which has significant economic advantages over other conventional laboratory competitors. LabOne markets its clinical testing services to the payers of healthcare-- insurance companies and self-insured groups. LabOne does this through Lab Card(trademark) a Laboratory Benefits Management (LBM) program.

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

LabOne's total revenues increased 1% in the second quarter 1996 to $14.8 million from $14.6 million in the second quarter 1995 due to an increase in healthcare (clinical and substance abuse testing) laboratory revenues, partially offset by a decrease in insurance laboratory revenue. Healthcare revenues increased from $1.1 million in the second quarter 1995 to $1.9 million in 1996 due to increases in clinical and substance abuse testing volumes.

LabOne's total cost of sales increased $400,000 in the second quarter 1996 as compared to the prior year, primarily due to variable costs associated with increased healthcare testing volumes. LabOne's healthcare cost of sales expenses in 1996's second quarter were $2.4 million as compared to $2 million in the second quarter 1995 while healthcare overhead expenditures during the second quarter 1996 were $1.7 million as compared to $1.3 million in 1995.

Another healthcare subsidiary, Pyramid Diagnostic Services, Inc. (Pyramid), entered bankruptcy proceedings in October 1995 as a result of an adverse $6 million judgment entered in a lawsuit against Pyramid. Pyramid's bankruptcy proceedings are expected to be finalized in 1996. In 1995, Seafield consolidated Pyramid's second quarter revenues of $2.5 million while expenses consolidated in 1995's second quarter were $2.6 million.


Insurance Services Segment:

The following business is considered to be in the insurance services segment in 1996: risk-appraisal laboratory testing for the life and health insurance industries. Additionally, during 1995's second quarter, the underwriting and policy administration services and insurance premium finance services businesses were also included in the insurance services segment.

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

In June 1996, Epitope, Inc. notified LabOne that the United States Food and Drug Administration (FDA) had approved the OraSure(registered trademark) HIV-1 Western Blot test as a confirmation for oral fluid HIV testing. Due to the lower collection expense associated with oral fluid specimens, the potential exists for an expansion of the life insurance testing market. Currently there are approximately 13.5 million individual life insurance policies sold in the United States annually. However, laboratory services are provided on only approximately four to five million of these policy applicants. The noninvasive nature of oral fluid specimen collection allows for low-cost agent collection, making testing much more affordable on smaller face value insurance policies. Conversely, the availability of these tests also has the potential to cannibalize part of the existing blood testing market. The net impact of OraSure HIV-1 testing cannot be determined at this time.

Recently, the FDA approved two home-based collection kits for HIV-1 testing. These kits are available for sale to the general public to provide a confidential alternative in determining whether an individual has HIV. The availability of these products may influence insurance companies to lower testing thresholds for life insurance applicants.

LabOne's insurance revenues declined to $12.8 million during the second quarter 1996 as compared to $13.5 million in the same quarter last year due primarily to competitive pressures. Average revenue per applicant declined 5% during the second quarter 1996 as compared to 1995. The total number of insurance applicants tested in the second quarter 1996 decreased by 1% as compared to the same quarter last year. Insurance kit and container revenue decreased due primarily to a decrease in the number of blood and urine kits sold.

LabOne's total selling, general and administrative expenses decreased $100,000 (2%) in the second quarter 1996 as compared to the prior year. LabOne's insurance overhead expenses declined by $600,000 due to ongoing cost reductions.

Agency Premium Resource, Inc. (APR) is an insurance premium finance company. APR provides premium financing for the commercial customers of independent insurance agents. On May 31, 1995, Seafield sold APR. In 1995's second quarter, Seafield consolidated APR's revenues of $671,000. Correspondingly, consolidated APR costs and expenses in 1995's second quarter were $207,000.

International Underwriting Services, Inc. (IUS), offers turnkey policyholder and underwriting services. This subsidiary operated only within the life and health insurance industry. On July 17, 1995, Seafield sold IUS. In 1995's second quarter, consolidated IUS revenues were $799,000 while consolidated IUS costs and expenses totaled $721,000.

Other Segment:

Seafield's oil and gas subsidiary contributed revenues of $1.1 million in 1996's second as compared to $711,000 in 1995's second quarter. Variances in the oil and gas prices nationally impact operating results. Cash flow from oil land gas operations in 1996's second quarter totaled $271,000 as compared to $415,000 in 1995's second quarter.

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

Consolidated revenues in 1995's second quarter for TAI were $2.1 million and the TAI expenses consolidated were $1.9 million.

Investment Income - Net:

Other investments contributing earnings include venture capital and liquidity investments. The return on short-term investments is included in the investment income line in the consolidated statements of operations. Investment income totaled $1.2 million in 1996's second quarter and $2.3 million in 1995's second quarter. The decrease primarily reflects a reduction in unrealized investment gains in 1996. Seafield's quarterly results can be affected by fluctuations in security prices.

Other Income/(Loss):

Consolidated interest expense increased to $279,000 in 1996's second quarter from $100,000 in 1995's second quarter. The increase reflects interest costs associated with Response's practice management affiliations.

The change in other income primarily reflects the net pretax loss recorded on the dispositions of APR and TAI in 1995's second quarter.

Taxes:

The consolidated effective tax rate in 1996's second quarter was impacted by non-deductibility of goodwill, foreign income and withholding taxes in excess of the federal rate and the usage of net operating losses. The 1995 second quarter rate was affected by the tax benefits on the sale of subsidiaries, net operating loss usage and non-deductible goodwill.

Consolidated Second Quarter Results:

The combined effect of the above factors resulted in 1996 second quarter net earnings of $186,000 on revenues of $30.9 million compared with net earnings of $1.6 million on revenues of $32.7 million in 1995's second quarter.

The revenue decrease reflects second quarter 1995 revenues of $6.1 million by four subsidiaries which were disposed of in 1995, APR, IUS, TAI and Pyramid. Operating costs, including selling, general and administrative expenses, for these entities totaled $5.3 million in 1995's second quarter. Consolidated net earnings from APR, IUS, TAI and Pyramid were $46,000 in 1995's second quarter.



YEAR TO DATE ANALYSIS


Healthcare Services Segment:

Response reported net earnings for 1996's first six months of $1.1 million compared with net earnings of $1.6 million in 1995's first six months. Response's revenues were $28.4 million, an increase of $5.8 million, or 26%, when compared to the first six months of 1995. The increase is primarily attributable to revenue from practice management affiliations, and an increase in pharmaceutical sales to physicians.

The following table is a summary of revenues by source for the first six months:
                                           Six months ended June 30,
                                            1996               1995
                                         -----------       -----------
Patient services revenue                $16,792,000        17,475,000
Pharmaceutical sales to physicians        6,437,000         4,702,000
Practice management services fees         4,626,000               ---
Physician investigator studies              584,000           396,000
                                         -----------       -----------
    Total revenues                      $28,439,000        22,573,000
                                         ===========       ===========

Response's operating expenses for the first six months were $21.8 million as compared to $16.5 million for the first six months of 1995. These expenses consist of payroll costs, pharmaceutical and laboratory expenses, medical director fees, rent expense and other operational expenses. Operating expenses as a percent of revenues were 77% compared to 73% for the comparable period of 1995. This increase is primarily attributable to operating expenses incurred in connection with Response's diversification into physician practice management. Pursuant to the management service agreements with the practice affiliates, Response is responsible for the operating expenses of the practices (net of amounts retained by physicians). In addition, pharmaceutical costs increased in connection with increased sales of pharmaceuticals to physicians.

Response's general and administrative costs increased $97,000, or 4%, for the first six months ended June 30, 1996. The increase is primarily attributable to increases in administrative payroll and related costs. Depreciation and amortization expense increased by $451,000 or 52% when compared to the first six months of 1995. The increase is primarily attributable to the amortization of service agreements purchased in recently completed affiliations.

Response's provision for doubtful accounts decreased $316,000 or 28% between the first six month periods ended June 30, 1996 and 1995. The provision as a percentage of revenue was 3% in 1996's six months and 5% in 1995's first six months. The decrease is attributable to a higher proportion of contract patient accounts, improved collections performance and an increase in revenues from physicians sales, hospital management fees, and contract research for which collection is more certain.

Response interest expense totaled $657,000 in 1996's first six months compared with $11,000 in 1995's first six months. The increase was related to notes issued in conjunction with practice management affiliations.

Response recorded minority interest of $155,000 during 1996's first six months related to the operations of Response's majority-owned or controlled IMPACTr Centers in joint ventures with hospitals. The IMPACTr Centers were not operational during the comparable period in 1995.

LabOne's total revenues in the first six months of 1996 were $28 million as compared to $29.3 million in the same period last year. The decrease of $1.3 million or 4% can be attributed primarily to a decrease in insurance laboratory revenue of $3.1 million, partially offset by an increase in healthcare revenue of $1.8 million. Healthcare revenue increased 103% due to substantial increases in the volume of specimens tested.

LabOne's total cost of sales increased $400,000, or 2%, in the first six months of 1996 as compared to the prior year. Healthcare cost of sales expenses were $4.5 million as compared to $4.1 million in the first six months of 1995. LabOne's total selling, general and administrative expenses decreased $600,000 (5%) in the first six months 1996 as compared to the prior year.

LabOne's healthcare overhead expenditures during the first six months of 1996 were $3.4 million as compared to $2.4 million in 1995. LabOne's healthcare segment improved from an operating loss of $4.8 million in the first six months of 1995 to a $4.4 million loss in 1996's first six months.

Another healthcare subsidiary, Pyramid provided Seafield with revenues of $5 million in 1995's first six months while consolidated expenses were also $5 million.


Insurance Services Segment:

LabOne's $3.1 million decline in insurance laboratory revenues during the first six months is due primarily to a 6% decrease in the number of applicants tested and a 6% decrease in the average revenue per applicant. LabOne's total selling, general and administrative expenses decreased $600,000, or 5%, in the first six months of 1996 as compared to the prior year. Insurance overhead expenses declined by $1.6 million due to cost reduction efforts.

LabOne's insurance segment's operating income declined $1.4 million in the first six months primarily due to lower testing revenues, partially offset by a decrease in operating expenses.

Agency Premium Resource, Inc. (APR) was sold on May 31, 1995. In 1995's first six months, Seafield consolidated APR's revenues of $1.6 million. Correspondingly, consolidated APR costs and expenses in 1995's six months were $517,000.

International Underwriting Services, Inc. (IUS) was sold July 17, 1995. In 1995's first six months, consolidated IUS revenues were $1.8 million while consolidated IUS costs and expenses totaled $1.6 million.

Other Segment:

Seafield's oil and gas subsidiary contributed revenues of $1.1 million in 1996's first six months as compared to $726,000 in 1995's first six months. Variances in the oil and gas prices nationally impact operating results.

The other segment's revenues and expenses in 1995 included the operating results of a real estate, personal property, sales and use taxes consulting subsidiary--Tenenbaum and Associates, Inc. (TAI) which was sold on May 31, 1995. TAI's revenues consolidated in 1995's first six months were $5.3 million and the TAI expenses consolidated were $4.1 million.

Investment Income - Net:

Other investments contributing earnings include venture capital and liquidity investments. The return on short-term investments is included in the investment income line in the consolidated statements of operations. Investment income totaled $2.4 million in 1996's first six months and $3.5 million in 1995's first six months The decrease primarily reflects a reduction in unrealized investment gains in 1996.

Taxes:

The consolidated effective tax rate in 1996's first six months was impacted by non-deductibility of goodwill, foreign income and withholding taxes in excess of the federal rate and the usage of net operating losses. The 1995 six months rate was affected by the tax benefits on the sale of subsidiaries, net operating loss usage and non-deductible goodwill.

Other Income/(Loss):

Consolidated interest expense increased $300,000 in 1996's first six months. The increase reflects interest costs associated with Response's practice management affiliations offset by a decrease in consolidated interest costs incurred by subsidiaries that were disposed of during 1995.

The change in other income primarily reflects the net pretax loss recorded on the dispositions of APR and TAI in 1995's second quarter.

Consolidated Results:

The combined effect of the above factors resulted in 1996 first six months net earnings of $72,000 on revenues of $57.6 million compared with net earnings of $1.1 million on revenues of $66.2 million in 1995's first six months.

The revenue decrease reflects 1995 revenues of $13.6 million by four subsidiaries which were disposed of in 1995, APR, IUS, TAI and Pyramid. Operating costs, including selling, general and administrative expenses, for these entities totaled $11.2 million in 1995's first six months. Consolidated net earnings from APR, IUS, TAI and Pyramid were $123,000 in 1995's first six months.

The reduction in earnings applicable to minority interests results primarily from the above discussed reduction in LabOne's earnings and the disposition of TAI during 1995.


Real Estate - discontinued operations

In June 1992, Seafield's board of directors approved a plan for the discontinuance of real estate operations. After reviewing sales activity and appraisals in 1992, Seafield believed it was an appropriate time to discontinue real estate operations and sell the remaining real estate assets as soon as practicable.

As a result of the decision to discontinue real estate, a $6 million after-tax provision for estimated write-downs and costs through final disposition was included in the 1992 financial statements as a loss from discontinued real estate operations. An additional $2.9 million after-tax loss provision was recorded in 1994 for a sales contract signed in January 1995. During 1995's fourth quarter, an additional $6.6 million valuation allowance was recorded. The increased allowance reflected values based on recent sales transactions of undeveloped land parcels in Texas and sales activities at a residential project in New Mexico. Real estate's net assets have decreased from approximately $80 million at discontinuance to $38 million at June 30, 1996. Net cash proceeds of approximately $32 million have been generated from real estate since its discontinuance in 1992.

Real estate revenues were $8.6 million during 1996's first six months compared with $5.7 million in last year's first six months. The first six months 1996 sales consisted of 23 residential units in New Mexico and Florida ($7.6 million) and 1.5 acres of land in Kansas ($580,000), while 1995's first six month sales were comprised of: 13 residential units or lots in Florida, Missouri, and New Mexico ($3.9 million) and 5 acres of land in Kansas and Texas ($1.3 million).

Remaining real estate holdings include residential land, undeveloped land, single-family housing, and commercial structures located in the following states: Florida, Kansas, Nevada, New Mexico, Oklahoma, Texas and Wyoming, all of which are listed for sale.

Listed below is the status of the discontinued real estate operations as of June 30, 1996:

Land:
     North Ft. Worth, TX     297 acres sold, 545 acres under contract, 9
		acres listed for sale
     West Ft. Worth, TX      212 acres listed for sale
     Houston, TX             1 acre sold, 30 lots sold, 370 acres and
                                 37 lots listed for sale
     Olathe, KS              5.5 acres sold, 16 acres listed for sale
     Tulsa, OK               12 acres under contract

Land Lease:
     Honolulu, HI            sold
     San Diego, CA           sold
     Nashville, TN           sold

Commercial:
     Reno, NV                contract expired, relisted for sale
     Denver, CO              sold
     Gillette, WY            listed for sale

Residential:
     Juno Beach, FL          last 2 units listed for sale
     Juno Beach, FL          last unit and 3 marina slips,
                               listed for sale
     Santa Fe, NM            all units listed for sale with 5 of 37 units
		under contract
     Mazatlan, Mexico        final sales remittance received in 1995

The net real estate asset amounts are influenced from period to period by several factors including seasonal sales cycles for projects in Florida and New Mexico, a decision at the end of 1993 to accelerate the build-out of the New Mexico project and construction on the final three houses in Florida. The accelerated build-out is substantially completed.

Publicly-Traded Subsidiaries

Seafield has investments in two majority-owned entities that are publicly-traded, LabOne and Response. At June 30, 1996, based on the market prices of publicly-traded shares of these two subsidiaries, pretax unrealized gains of approximately $169 million on these investments were not reflected in either Seafield's book value or stockholders' equity.


LIQUIDITY AND CAPITAL RESOURCES

On June 30, 1996 at the holding company level, Seafield had available for operations approximately $35.9 million in cash and short-term investments with an additional $4.7 million in long-term securities. Seafield's working capital decreased $3.3 million during 1996 to $42.7 million at June 30, 1996, primarily as a result of a loan to Response.

On a consolidated basis, Seafield and its subsidiaries (primarily LabOne with $33 million) had $72 million in cash and short-term investments at June 30, 1996. Current assets totaled approximately $118.5 million while current liabilities totaled $15.8 million.

Net cash provided by operations totaled $7.7 million in 1996's first six months compared with $347,000 in 1995's first six months. The increase primarily reflects a $2.7 million net decrease during the first six months of 1996 (funds provided) in trading portfolios while 1995's first six months reflects a $9.4 million increase (funds used) in these trading portfolios. Net cash used by investing activities totaled $16.6 million in 1996's first six months compared with $566,000 in 1995's first six months primarily reflecting $25.4 million invested by Response associated with practice management affiliations. The affiliations were funded with $12 million of bank loan proceeds and reductions in the consolidated cash position.

In August 1990, Seafield's board of directors rescinded a previous authorization and passed a new authorization of up to $70 million for the acquisition of Seafield and LabOne common stock. Up to $20 million of this authorization could be utilized to purchase LabOne stock.

In 1993, Seafield's board of directors approved an additional $5 million for the purchase of LabOne's stock. No acquisitions of LabOne stock were made during 1996. At June 30, 1996, the remaining aggregate authorization for LabOne stock totals $7.7 million and all the authorized amount for Seafield stock has been utilized. During 1996, treasury stock issued for exercised options totaled 21,015 shares.

Seafield is primarily a holding company. Sources of cash are investment income and sales, borrowings and dividends from subsidiaries. The dividend paying capabilities of subsidiaries may be restricted as to their transfer to the parent company. The primary uses of cash for Seafield are investments, subsidiary stock purchases and dividends to shareholders.

Seafield received a notice during 1992 of proposed adjustments from the Internal Revenue Service (IRS) with respect to 1986-87 federal income taxes. Later, the IRS determined to include 1988-90 as a part of its review. In May 1995, the IRS issued a revised notice of proposed adjustments to 1986-87 taxes in response to Seafield's protest filed in 1992. This revised notice reduced the previously proposed tax of approximately $17 million to $13.5 million. In June 1995, the IRS issued proposed adjustments to 1988-1989 federal income taxes. Additional proposed taxes for these years are $182,000. Also, during 1995 the IRS issued tentative proposed federal income tax adjustments for the 1990 year totaling approximately $16 million. In April 1996, Seafield received the final proposed adjustments for 1990; the original proposed adjustment of $16 million has been reduced to approximately $7 million. The IRS has used these proposed increases in federal income taxes to deny Seafield's refund claim for 1990 of $7.6 million. Seafield is currently engaged in discussions with the Appeals Division of the IRS regarding settlement of the 1986-1989 tax years. Resolution of these matters is not expected during 1996. Seafield believes that it has meritorious defenses to many of the substantive issues raised by the IRS, and adequate accruals for income tax liabilities.

In 1988, LabOne's board of directors authorized LabOne to enter the market from time to time for the purpose of acquiring shares of LabOne's common stock in an amount not to exceed $25 million. As of June 30, 1996, LabOne had acquired 2,099,235 shares of LabOne as treasury stock at a total cost of $22.7 million, leaving $2.3 million for potential future stock purchases. No shares have been purchased since 1990.

LabOne pays a quarterly dividend. As an 82% owner, Seafield has received $3.9 million of cash as dividends from LabOne in 1996. LabOne's working capital position declined from $44.2 million at December 31, 1995 to $39.6 million at June 30, 1996. This decrease is primarily due to LabOne's dividends paid and increases in long term investments exceeding net cash provided by operations. LabOne has total cash and investments of $35.5 million at June 30, 1996 compared to $37.6 million at December 31, 1995. LabOne expects to fund operations, capital additions, and future dividend payments from a combination of cash reserves and cash flow from operations. LabOne had no short-term borrowings in 1996 and an unsecured $5 million line of credit available for general corporate purposes. LabOne's line of credit has a stated rate equivalent to the prime rate which was 8.25% at June 30, 1996.

Response's working capital increased $1.1 million during the first six months, totaling $17 million at June 30, 1996, with current assets of $25.4 million and current liabilities of $8.4 million. Cash and cash equivalents and short-term investments represent $256,000 of Response's current assets, a decrease of $4.3 million as compared to December 31, 1996. The decrease is due to cash consideration paid in the OHGSF practice management affiliation in January 1996. Response's increases in other current assets are related to receivables acquired through practice management affiliations and amounts due from affiliated physicians for practice management service fees. Current liabilities increased for amounts payable for operating expenses of practices under management and liabilities assumed as consideration in the practice management affiliations.

Seafield loaned Response $10 million to finance the KHOA acquisition. The loan is unsecured and, after August 1, 1996, is convertible at the option of Seafield into shares of Response common stock at a conversion price equal to the market price of Response's common stock at the time of conversion. The note bears interest at the rate of prime plus 1%.

In May 1996, Response entered into a $27.5 million credit facility with a bank to fund Response's acquisitions and working capital needs and to repay its existing facility. The credit facility is comprised of up to a $20 million acquisition facility and a $7.5 million working capital facility. The acquisition facility matures May 31, 1998 and bears interest at a variable rate equal to LIBOR plus a spread of between 1.5% and 2.625%, depending upon borrowing levels. The working capital facility matures May 30, 1997, subject to a one year extension at Response's election, and bears interest at a variable rate equal to LIBOR plus a spread of between 1.875% and 2.375%. The credit facility is secured by a pledge of common stock in all of Response's subsidiaries. In addition, the loan agreement contains a covenant precluding the encumbrance of Response's assets without the consent of the bank and certain other affirmative, negative and financial covenants. At June 30, 1996, $12,127,000 aggregate principal amount was outstanding under the credit facility with a current interest rate of approximately 8.2%. Response's available credit at June 30, 1996, was $6.5 million under the acquisition facility.

Additionally, long-term unsecured amortizing promissory notes bearing interest at rates from 4% to 9% were issued as partial consideration for the practice management affiliations. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of Response based on conversion prices ranging from $15.50 to $17.50. The unpaid principal amount of the long-term notes was $11,114,000 at June 30, 1996.

Response's primary capital requirement is to fund affiliations with medical oncology practices. Subsequent to June 30, 1996, Response completed its fourth practice management affiliation with Southeast Florida Hematology Oncology Group, a four physician medical oncology and hematology practice in Fort Lauderdale, Florida. Response also executed definitive agreements with West Clinic, P.C., an eight physician medical practice in Memphis, Tennessee and The Center for Hematology Oncology, P.A., a three physician medical practice in Boca Ratan, Florida. Non-binding letters of intent have also been executed with an additional 16 physicians in Southeast Florida and East Tennessee. The unused portion of the credit facility discussed above, cash flow from Response's operations and potential net proceeds from any new debt or equity offerings will be utilized to fund practice management affiliations.

In order to consummate all of the above-referenced affiliations and to fund the associated working capital requirements, additional cash of approximately $51 million will be required. Response anticipates generating these funds through the proceeds of the public offering described below or through expansion of the existing credit facilities. In the event that the public offering of additional stock is not successfully completed within a certain time frame, Response will explore other possible means of equity and debt financing.

Response is committed under a definitive agreement with a certain physician practice to fund liquidated damages in the amount of $250,000 in the event that the practice affiliation is not consummated on or before December 1, 1996.

On July 17, 1996, Response filed a registration statement with the Securities and Exchange Commission with respect to the public offering of 5,300,000 shares of its common stock, $.01 par value per share. Of the 5,300,000 shares expected to be offered, 4,700,000 shares are being offered by Response and 600,000 shares by selling shareholders, principally Seafield. The registration statement has not yet become effective.


RECENTLY ISSUED ACCOUNTING STANDARDS

No recently issued accounting standards presently exist which will require adoption in future periods.



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In 1986, a lawsuit was initiated in the Circuit Court of Jackson County, Missouri by Registrant's former insurance subsidiary (i.e., Business Men's Assurance Company of America) against Skidmore, Owings & Merrill (SOM) which is an architectural and engineering firm, and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the removal and replacement costs had been incurred prior to the sale of the insurance subsidiary, Registrant negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. Thus, any recovery will be for the benefit of Registrant and all costs incurred in connection with the litigation will be paid by Registrant. Any ultimate recovery will be recognized as income when received and would be subject to income taxes. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment granted in 1992 in favor of Registrant; the Court of Appeals remanded the case to the trial court for a jury trial limited to the question of whether or not the applicable statute of limitations barred the claim. The Appeals Court also set aside $1.7 million of the judgment originally granted in 1992. In July 1996, this case was retried to a judge. A ruling is expected from the judge in the fall of 1996. The only remaining defendant is SOM; settlement arrangements with other defendants have resulted in payments to plaintiff which have offset legal fees and costs to date of approximately $400,000. None of the prior or future legal fees or costs are recoverable from the remaining defendant, even if the judgment in plaintiff's favor is ultimately upheld. Future legal fees and costs can not reliably be estimated.

In 1988, a lawsuit was initiated in the United States District Court for the District of New Mexico against Registrant's former insurance subsidiary by Lyon Development Company and Jeanne Lyon, d/b/a Lyon and Associates Realty, its former partners in the Quail Run real estate project in Santa Fe, New Mexico. The plaintiffs alleged that the project partnership agreement was improperly terminated, thus denying them an ongoing interest in the project, and the loss of their exclusive real estate brokerage arrangement. The plaintiffs were seeking approximately $11 million in actual damages and unspecified punitive damages based upon alleged breaches of contract and fiduciary duty and economic compulsion. After a trial in July 1994, the jury returned a verdict absolving Registrant of any liability. Subsequent to the trial, the judge awarded Registrant approximately $250,000 in connection with marketing expenses which the plaintiffs were to have repaid, and approximately $64,000 in legal costs, with interest until paid. Total legal fees and costs incurred by Registrant and its former insurance subsidiary have aggregated approximately $3.6 million. In February 1996, the United States Court of Appeals for the Tenth Circuit affirmed the jury's verdict in Registrant's favor, reversed the trial judge's award for marketing expenses, and affirmed the trial judge's award of legal costs. The plaintiffs did not seek a rehearing or review of the Appeals Court affirmation of the verdict. In April 1996, plaintiffs paid the legal costs awarded by the trial judge and affirmed by the Court of Appeals (approximately $68,000, including interest). Because the Quail Run project was retained by Registrant in connection with the sale of its former insurance subsidiary, Registrant defended the lawsuit under an indemnification arrangement with the purchaser of the former insurance subsidiary; all costs incurred and judgments rendered in favor of the plaintiff have been for the account of Registrant.

In the opinion of management, after consultation with legal counsel and based upon current available information, none of these lawsuits is expected to have a material adverse impact on the consolidated financial position or results of operations of the Registrant.

Registrant received a notice during 1992 of proposed adjustments from the Internal Revenue Service (IRS) with respect to 1986-87 federal income taxes. Later, the IRS determined to include 1988-90 as a part of its review. In May 1995, the IRS issued a revised notice of proposed adjustments to 1986-87 taxes in response to Registrant's protest filed in 1992. This revised notice reduced the previously proposed tax of approximately $17 million to $13.5 million. In June 1995, the IRS issued proposed adjustments to 1988-1989 federal income taxes. Additional proposed taxes for these years are $182,000. Also, during 1995 the IRS issued tentative proposed federal income tax adjustments for the 1990 year totaling approximately $16 million. In April 1996, Registrant received the final proposed adjustments for 1990; the original proposed adjustment of $16 million has been reduced to approximately $7 million. The IRS has used these proposed increases in federal income taxes to deny Registrant's refund claim for 1990 of $7.6 million. Registrant is currently engaged in discussions with the Appeals Division of the IRS regarding settlement of the 1986-1989 tax years. Resolution of these matters is not expected during 1996. Registrant believes that it has meritorious defenses to many of the substantive issues raised by the IRS, and adequate accruals for income tax liabilities.


Item 2.  Changes in Securities
    (a)  Changes in Securities:  None

    (b) Under the Missouri General Corporation Law, no dividends to stockholders may be declared or paid at a time when the net assets of the corporation are less than its stated capital or when the payment thereof would reduce the net assets of the corporation below its stated capital. At June 30, 1996 the net assets of Seafield Capital Corporation exceeded its stated capital by $175,481,000.


Item 3.  Defaults Upon Senior Securities
         None.


Item 4.  Submission of Matters to a Vote of Securities Holders
    (a) The annual meeting of shareholders was held on May 8, 1996 for the purpose of electing a board of directors and approving the appointment of auditors. Proxies for the meeting were solicited and there was no solicitation in opposition to management's solicitations. Holders of 6,466,217 shares were eligible to vote and 5,228,454 shares were represented at the meeting either in person or by proxy.
    (c) All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

    Director           Shares Voted             Shares        Shares Not
                            For                Withheld         Voted
    --------           ------------            --------       ----------
  L.C. Bentsen           5,192,146              36,308             0
  W.D. Grant             5,189,656              38,798             0
  J.H. Robinson, Jr.     5,192,146	        36,308             0

              The shareholders approved the appointment of KPMG Peat Marwick LLP as independent auditors for the year ending December 31, 1996 by the following vote:
   Shares Voted        Shares Voted             Shares        Shares Not
       For               Against              Abstaining         Voted
   ------------        ------------           ----------      ----------
     5,220,207             1,699                 6,547              1


Item 5.  Other Information
         None.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:
         27     Financial Data Schedule - as filed electronically by the
Registrant in conjunction with this Form 10-Q.

    (b)  Reports on Form 8-K:

         (1) A current report on Form 8-K was filed with the Commission on June 11 1996. This Form 8-K reported that:
              (a) the Registrant's 54% owned subsidiary, Response Oncology, Inc. (Response), had executed a loan agreement with NationsBank of Tennessee, N.A. as lead bank providing Response with a $27.5 million unsecured credit facility for acquisitions and working capital
              (b) Response had executed two additional letters of intent to enter into practice affiliation transactions and practice management relationships with two medical oncology practices
              (c) the Registrant's 82% owned subsidiary, LabOne, Inc. (LabOne), was notified by Epitope, Inc. that the Food and Drug Administration had approved the OraSure(registered trademark) HIV-1 Western Blot Test.

         (2) The following reports all relate to practice acquisitions by Response and were filed on the dates indicated:
              (a)  Form 8-K dated Jan. 17, 1996, filed Jan. 17, 1996
              (b) Form 8-K/A (Amendment #1) dated Jan. 17, 1996, filed Jan. 20, 1996
              (c) Form 8-K/A (Amendment #2) dated Jan. 17, 1996, filed March 20, 1996
              (d)  Form 8-K dated May 1, 1996, filed May 1, 1996
              (e)  Form 8-K/A (Amendment #1) dated May 1, 1996, filed
                   July 1, 1996
              (f)  Form 8-K/A (Amendment #2) dated May, 1, 1996, filed
                   July 3, 1996



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Seafield Capital Corporation

Date August 12, 1996                 By  /s/  James R. Seward
                                        ----------------------------
                                        James R. Seward
                                        Executive Vice President
                                        and Chief Financial Officer


Date August 12, 1996                 By  /s/  Steven K. Fitzwater
                                        ----------------------------
                                        Steven K. Fitzwater
                                        Vice President, Chief Accounting
                                        Officer and Secretary