Form 10-Q/A
period 1996-06-30
SEAFIELD CAPITAL CORP
filed 1996-09-06
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q/A
                                 (Amendment #1)



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

The unaudited consolidated pro forma results of all current, continuing operations assuming the above-referenced acquisitions had been consummated on January 1, 1995 are as follows:

                                           Six Months Ended June 30,
                                               1996            1995
                                           ------------   ----------
                                                  (in thousands)
     Revenues                              $  66,262          73,866
     Net earnings                                657           1,018
     Earnings per share                          .10             .16

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


RESULTS OF OPERATIONS
                             Three months ended         Six Months Ended
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

Response records patient services revenue net of contractual allowances and discounts. The following table is a summary of revenues by source for the quarters ended June 30:

                                           Three months ended June 30,
                                            1996               1995
                                         -----------       -----------
Patient services revenue                $ 8,677,000         8,910,000
Pharmaceutical sales to physicians        3,215,000         2,335,000
Practice management services fees         2,996,000               ---
Physician investigator studies              211,000           128,000
                                         -----------       -----------
    Total revenues                      $15,099,000        11,373,000
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

Response's general and administrative costs increased $75,000, or 5%, for the quarter ended June 30, 1996. The increase is primarily attributable to additional administrative payroll and other costs related to Response's diversification into physician practice management.

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

Publicly-Traded Subsidiaries

Seafield has investments in two majority-owned entities that are publicly-traded, LabOne and Response. At June 30, 1996, based on the market prices of publicly-traded shares of these two subsidiaries, pretax unrealized gains of approximately $159 million on these investments were not reflected in either Seafield's book value or stockholders' equity.


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


                                     Seafield Capital Corporation

Date September 6, 1996               By  /s/  James R. Seward
                                        ----------------------------
                                        James R. Seward
                                        Executive Vice President
                                        and Chief Financial Officer


Date September 6, 1996               By  /s/  Steven K. Fitzwater
                                        ----------------------------
                                        Steven K. Fitzwater
                                        Vice President, Chief Accounting
                                        Officer and Secretary