Form 10-Q
period 1996-09-30
SEAFIELD CAPITAL CORP
filed 1996-11-14
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q



          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        -----              SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended September 30, 1996

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
Number of shares outstanding of only class of Registrant's common stock as of
November 1, 1996:   $1 par value common - 6,483,448


PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
---------------------------------------------------------------------------
                                                September 30,  December 31,
                                                    1996          1995
---------------------------------------------------------------------------
                                                        (in thousands)
ASSETS
  Current assets:
    Cash and cash equivalents                   $     3,484       7,581
    Short-term investments                           71,077      75,632
    Accounts and notes receivable                    30,565      23,565
    Current income tax receivable                     4,614       4,457
    Deferred income tax assets                        1,295       1,540
    Other current assets                             13,459       8,850
                                                   --------------------
          Total current assets                      124,494     121,625
  Property, plant and equipment                      21,158      21,604
  Investments:
    Securities                                        7,388       5,647
    Oil and gas                                       1,786       4,247
  Intangible assets                                  89,799      19,477
  Other assets                                          953       1,158
  Net assets of discontinued real estate operations  34,305      42,215
                                                   --------------------
                                                $   279,883     215,973
                                                   ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                            $     6,721       6,370
    Notes payable                                     5,555         --
    Other current liabilities                         9,014       5,859
                                                   --------------------
          Total current liabilities                  21,290      12,229
  Notes payable                                      35,050         --
  Deferred income taxes                              12,861      (6,999)
  Other liabilities                                   2,362       2,653
                                                   --------------------
          Total liabilities                          71,563       7,883
                                                   --------------------
  Minority interests                                 26,587      21,006
                                                   --------------------
  Stockholders' equity:
    Preferred stock of $1 par value
      Authorized 3,000,000 shares; none issued         --          --
    Common stock of $1 par value.  Authorized
      24,000,000 shares; issued 7,500,000             7,500       7,500
    Paid-in capital                                   1,758       1,747
    Equity adjustment from foreign
      currency translation                             (447)       (447)
    Retained earnings                               203,038     208,098
                                                   --------------------
                                                    211,849     216,898
    Less:  Cost of 1,016,552 shares of
      treasury stock (1995 - 1,038,939 shares)       30,116      29,814
                                                   --------------------
          Total stockholders' equity                181,733     187,084
                                                   --------------------
                                                $   279,883     215,973
                                                   ====================
See accompanying notes and management's discussion and analysis of financial statements.



SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
------------------------------------------------------------------------------
                                  Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                                  1996        1995         1996        1995
------------------------------------------------------------------------------
                                       (in thousands except share amounts)
REVENUES
  Healthcare services        $   20,233      15,212       52,214      44,488
  Insurance services             12,449      12,338       36,954      43,219
  Other                             636         676        1,722       6,711
                               ---------------------    ---------------------
    Total revenues               33,318      28,226       90,890      94,418
COSTS AND EXPENSES
  Healthcare services            17,665      14,239       46,084      41,784
  Insurance services              5,625       5,203       16,489      18,220
  Other                             723         774        1,964       5,677
  Selling, general
    and administrative            8,579       9,546       26,010      32,865
                               ---------------------    ---------------------
Earnings (loss) from operations     726      (1,536)         343      (4,128)
  Investment income - net         1,654        (238)       4,069       3,293
  Interest expense                 (599)        (22)      (1,070)       (123)
  Other income (loss)               (12)     (3,034)         235      (4,416)
                               ---------------------    ---------------------
Earnings (loss) before
    income taxes                  1,769      (4,830)       3,577      (5,374)
  Income taxes (benefits)           513      (3,489)       1,404      (6,264)
                               ---------------------    ---------------------
Earnings (loss) before
    minority interests            1,256      (1,341)       2,173         890
  Minority interests                560         250        1,405       1,405
                               ---------------------    ---------------------
Net earnings (loss)          $      696      (1,591)         768        (515)
                               =====================    =====================
Per share of common stock:
  Net earnings (loss)        $      .11        (.25)         .12        (.08)
  Dividends                  $      .30         .30          .90         .90
  Book value                 $    28.03       30.29        28.03       30.29
Average shares outstanding    6,488,841   6,443,818    6,481,437   6,451,660
Shares outstanding
  end of period               6,483,448   6,460,517    6,483,448   6,460,517



See accompanying notes and management's discussion and analysis of financial statements.



SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
---------------------------------------------------------------------------
                                               Nine Months Ended
                                               September 30, 1996
---------------------------------------------------------------------------
                                                  (in thousands)

Common stock:
  Balance, beginning of year                      $    7,500
                                                    ---------
  Balance, end of period                               7,500
                                                    ---------
Paid-in capital:
  Balance, beginning of year                           1,747
  Exercise of stock options                               11
                                                    ---------
  Balance, end of period                               1,758
                                                    ---------
Foreign currency translation:
  Balance, beginning of year                            (447)
  Net change during period                                --
                                                    ---------
  Balance, end of period                                (447)
                                                    ---------
Retained earnings:
  Balance, beginning of year                         208,098
  Net earnings                                           768
  Dividends paid                                      (5,828)
                                                    ---------
  Balance, end of period                             203,038
                                                    ---------
Less:
  Treasury stock:
  Balance, beginning of year                          29,814
  Exercise of stock options                              302
                                                    ---------
  Balance, end of period                              30,116
                                                    ---------

Stockholders' Equity                              $  181,733
                                                    =========

See accompanying notes and management's discussion and analysis of financial statements.



SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------
                                                Nine months ended September 30,
                                                      1996            1995
-------------------------------------------------------------------------------
OPERATING ACTIVITIES
Earnings from operations                        $        768           (515)
Adjustments to reconcile earnings from operations
 to net cash provided (used) by operations:
  Depreciation and amortization                        9,129          9,804
  Earnings applicable to minority interests            1,405          1,405
  Change in short-term trading portfolio, net         (2,606)       (10,150)
  Change in accounts receivable                       (3,606)        (2,218)
  Change in accounts payable                          (1,875)         2,673
  Income taxes and other                               3,569         (1,454)
                                                    ------------------------
Net cash provided (used) by operations                 6,784           (455)
                                                    ------------------------
INVESTING ACTIVITIES
Sales of investments available for sale                    4            263
Purchases of investments held to maturity            (15,753)       (53,417)
Proceeds of investments held to maturity              20,995         55,158
Secruitization of receivables                            --           1,500
Additions to property, plant and equipment, net       (2,204)        (3,140)
Oil and gas investments                                  124           (402)
Proceeds from sale of subsidiaries                       --          11,148
Net increase (decrease) in note receivable               183         (2,507)
Subsidiary acquisition of assets                     (37,916)           --
Subsidiary advances to physician group                (3,547)           --
Net cash provided (used) by discontinued
  real estate operations                               6,915         (4,232)
Other, net                                                29         (2,729)
                                                    ------------------------
Net cash provided (used) by investing activities     (31,170)          1,642
                                                    ------------------------
FINANCING ACTIVITIES
Borrowing (payments) under line of credit
  ageements, net                                         680         (2,818)
Proceeds from long-term debt                          26,236            --
Payment of principal on long-term debt                  (502)           --
Payment of capital lease                                 (31)          (150)
Dividends paid                                        (5,828)        (5,784)
Net issuance of treasury stock pursuant
  to stock options plans                                (265)           890
                                                    ------------------------
Net cash provided (used) by financing activities      20,290         (7,862)
                                                    ------------------------
Effect of foreign currency translation                    (1)            33
                                                    ------------------------
Net decrease in cash and cash equivalents             (4,097)        (6,642)
Cash and cash equivalents - beginning of period        7,581          8,626
                                                    ------------------------
Cash and cash equivalents - end of period         $    3,484          1,984
                                                    ========================

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
  Interest (net of amount capitalized)            $    1,041            142
                                                    ========================
  Income taxes, net                               $      420             79
                                                    ========================

See accompanying notes and management's discussion and analysis of financial statements.



SEAFIELD CAPITAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 1996 and 1995

(1) The financial information furnished herein is unaudited; however, in the opinion of management, the financial information reflects all adjustments which are necessary to fairly state Seafield's financial position at September 30, 1996 and December 31, 1995 and the results of its operations and cash flows for the periods ended September 30, 1996 and 1995. All adjustments made in the interim period were of a normal recurring nature. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and therefore included in the financial statements are certain amounts based on management's informed estimates and judgments. The financial information herein is not necessarily representative of a full year's operations because levels of sales, interest rates and other factors fluctuate throughout the fiscal year. These same considerations apply to all year to year comparisons. Certain 1995 amounts have been reclassified for comparative purposes with no effect on net earnings (loss). See Seafield's Annual Report pursuant to Section 13 to the Securities Exchange Act of 1934 (Form 10-K) for additional information not required by this Quarter's Report (Form 10-Q).

(2) Cash and cash equivalents include demand deposits in banks and overnight investments.

(3)  The components of "Intangible Assets" are as follows:

                                 September 30, 1996       December 31, 1995
                                 ------------------       -----------------
                                                (in thousands)
Subsidiary management
  service agreements              $      70,631                   --
Goodwill                                 17,882                18,030
Other                                     1,286                 1,447
                                    --------------        --------------
                                  $      89,799                19,477
                                    ==============        ==============

Subsidiary management service agreements consist of Response's costs of purchasing management service agreements with physician practices. These costs are amortized over the initial noncancelable 40-year terms of the related management service agreements. The agreements are noncancelable except for performance defaults. In the event a practice breaches the agreement, or if Response terminates with cause, the practice is required to purchase all tangible assets at fair market value and pay substantial liquidating damages. The carrying value of the management service agreements is reviewed for impairment at the end of each reporting period.

(4)  The components of "Other Current Assets" are as follows:

                                 September 30, 1996       December 31, 1995
                                 ------------------       -----------------
                                             (in thousands)
Inventories                    $       3,209                    2,653
Prepaid expense                        3,699                    3,071
Unbilled revenue, net                  1,558                    1,942
Subsidiary's receivable from
  affiliated physicians                3,547                      --
Other current assets                   1,446                    1,184
                                 --------------           --------------
                               $      13,459                    8,850
                                 ==============           ==============

The components of "Other Liabilities" are as follows:

                          September 30, 1996          December 31, 1995
                         Current    Noncurrent      Current    Noncurrent
                        ----------------------     ----------------------
                                          (in thousands)
Accrued payroll
  and benefits         $  2,188         1,419        2,230         1,514
Accrued commissions
  and consulting fees     1,118           --         1,135            41
Other accrued expenses    5,369           --         1,982           --
Other liabilities           339           943          512         1,098
                        ----------------------     ----------------------
                       $  9,014         2,362        5,859         2,653
                        ======================     ======================


(5) Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding and the common share equivalents of dilutive stock options, where applicable.

(6) Seafield's 55% owned subsidiary, Response Oncology, Inc. (Response), has executed purchase agreements with, and entered into long-term management services agreements with five medical practices which have a total of 24 practicing physicians. The total consideration was approximately $54.8 million, approximately $37.1 million of which was paid in cash, approximately $13.1 million by delivery of Response's long-term unsecured interest-bearing amortizing promissory notes, approximately $3.8 million in the form of Response's common stock and the balance being paid over 16 calendar quarters at the rate of $50,000 per quarter. Under the Service Agreements, Response receives a fee to manage the non-medical aspects of the practices and to coordinate practice enhancement opportunities with the physicians. These transactions have mainly impacted cash, accounts and notes receivable, intangible assets, deferred taxes and notes payable on the consolidated balance sheet.

Upon the consummation of the acquisitions discussed above, Response recognized deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of purchased assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Seafield loaned $10 million to Response in April 1996 evidenced by a promissory note (the Note). At the election of Seafield, the Note was exchanged for 909,090 shares of Response common stock in August 1996.

The unaudited consolidated pro forma results of all current, continuing operations assuming the above-referenced acquisitions had been consummated and the exchange of the Note for Response stock had taken place on January 1, 1995 are as follows:

                                           Nine Months Ended September 30,
                                               1996            1995
                                           ------------    ------------
                                                  (in thousands)
     Revenues                              $ 100,561         110,497
     Net earnings                              1,280            (868)
     Earnings per share                          .20            (.13)

(7) In May 1996, Response entered into a $27.5 million bank credit facility to fund Response's acquisitions and working capital needs. The acquisition facility (up to $20 million) matures May 31, 1998. The working capital facility ($7.5 million) matures May 30, 1997. The interest rate varies from LIBOR plus 1.5% to LIBOR plus 2.625%. At September 30, 1996, $26.9 million was outstanding under this credit facility with an interest rate of approximately 7.7%.

Additionally, notes payable includes Response's long-term unsecured amortizing promissory notes bearing interest at rates from 4% to 9% issued as partial consideration for the practice management affiliations. At September 30, 1996, the unpaid principal amount was $13.7 million.

In October 1996, Seafield agreed to provide a $23.5 million credit facility to Response to be used to finance acquisitions and working capital. The loan is payable upon the earlier of the closing of a Response equity offering or August 1998. The credit facility bears interest at a rate of 8% escalating at certain points during the term of the loan, is unsecured and is convertible at the election of Seafield into shares of Response common stock at a conversion price equal to the market price of the common stock at the date of conversion. Provided, however, that after December 31, 1996, the conversion price will be the lower of market or $11.00 per share.

(8) In 1986, a lawsuit was initiated in the Circuit Court of Jackson County, Missouri by Seafield's former insurance subsidiary (i.e., Business Men's Assurance Company of America) against Skidmore, Owings & Merrill
(SOM) which is an architectural and engineering firm, and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the removal and replacement costs had been incurred prior to the sale of the insurance subsidiary, Seafield negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. Thus, any recovery will be for the benefit of Seafield and all costs incurred in connection with the litigation will be paid by Seafield. Any ultimate recovery will be recognized as income when received and would be subject to income taxes. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment granted in 1992 in favor of Seafield; the Court of Appeals remanded the case to the trial court for a jury trial limited to the question of whether or not the applicable statute of limitations barred the claim. The Appeals Court also set aside $1.7 million of the judgment originally granted in 1992. In July 1996, this case was retried to a judge. A ruling is expected from the judge in late 1996. The only remaining defendant is SOM; settlement arrangements with other defendants have resulted in payments to plaintiff which have offset legal fees and costs to date of approximately $450,000. None of the prior or future legal fees or costs are recoverable from the remaining defendant, even if the judgment in plaintiff's favor is ultimately upheld. Future legal fees and costs can not reliably be estimated.

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

Seafield received a notice during 1992 of proposed adjustments from the Internal Revenue Service (IRS) with respect to 1986-87 federal income taxes. Later, the IRS determined to include 1988-90 as a part of its review. In May 1995, the IRS issued a revised notice of proposed adjustments to 1986-87 taxes in response to Seafield's protest filed in 1992. This revised notice reduced the previously proposed tax of approximately $17 million to $13.5 million. In June 1995, the IRS issued proposed adjustments to 1988-1989 federal income taxes. Additional proposed taxes for these years are $182,000. Also, during 1995 the IRS issued tentative proposed federal income tax adjustments for the 1990 year totaling approximately $16 million. In April 1996, Seafield received the final proposed adjustments for 1990; the original proposed adjustment of $16 million has been reduced to approximately $7 million. The IRS has used these proposed increases in federal income taxes to deny Seafield's refund claim for 1990 of $7.6 million. In August 1996, Seafield filed its protest of the 1990 proposed adjustments. This protest has not yet been assigned for an appeals conference. Seafield is currently pursuing a compromise with the Appeals Division of the IRS regarding settlement of the 1986-1989 tax years. Resolution of these matters is not expected during 1996. Seafield believes that it has meritorious defenses to many of the substantive issues raised by the IRS, and adequate accruals for income tax liabilities.

(9) Seafield sold its 80.1% owned subsidiary, Agency Premium Resource, Inc., during the second quarter of 1995. The sale generated a pre-tax gain of $1.9 million on proceeds of approximately $10 million.

Seafield also completed a second quarter 1995 asset sale by Tenenbaum & Associates, Inc., a 79% owned subsidiary. This subsidiary then distributed its assets to shareholders and filed for dissolution. The earnings effect of the sale, distribution and dissolution was a pre-tax loss of $3.4 million.

Seafield sold its 80% owned subsidiary, International Underwriting Services, Inc., during the third quarter of 1995. The sale generated a pre-tax gain of $477,000 on proceeds of approximately $2.1 million.

Seafield's 74% owned subsidiary, Pyramid Diagnostic Services, Inc., entered voluntary bankruptcy in early October 1995 as a result of an adverse judgment in a lawsuit settlement. Seafield fully reserved its investment in this subsidiary at September 30, 1995 and recorded a pre-tax charge to earnings of approximately $3.3 million.






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS
                             Three months ended        Nine Months Ended
                                September 30,            September 30,
                           -----------------------   ----------------------
                              1996        1995         1996         1995
                           ----------   ----------   ----------   ---------

Revenues                $ 33,318,000   28,226,000   90,890,000  94,418,000
Earnings (loss)
     from operations    $    726,000   (1,536,000)     343,000  (4,128,000)
Investment income - net $  1,654,000     (238,000)   4,069,000   3,293,000
Net earnings (loss)     $    696,000   (1,591,000)     768,000    (515,000)

Per share:
  Net earnings (loss)   $        .11         (.25)         .12        (.08)
  Dividends per share   $        .30          .30          .90         .90
  Book value per share  $      28.03        30.29        28.03        30.29


THIRD QUARTER ANALYSIS

Healthcare Services Segment:

The following businesses are included in 1996's healthcare services segment: an integrated cancer management company and the clinical and substance abuse laboratory testing services. During 1995's first three quarters, the radiopharmaceuticals and related nuclear medicine services were also included in the healthcare services segment.

Response Oncology, Inc. (Response), a 55%-owned subsidiary of Seafield, is a publicly-traded company (NASDAQ-ROIX). Response is a comprehensive cancer management company which owns and/or operates a network of outpatient treatment centers, or IMPACT (registered trademark) Centers, which provide stem cell supported high dose chemotherapy and other advanced cancer treatment services under the direction of practicing oncologists; owns the assets of and manages the business aspects of oncology practices; and conducts clinical cancer research on behalf of pharmaceutical manufacturers. Over 300 medical oncologists are associated with Response through these programs.

As of September 30, 1996 Response owned or operated in joint ventures with hospitals 41 Centers in 20 states. In January 1996, Response began a strategy of expanding its comprehensive cancer management services through practice management affiliations with premier oncology groups. Pursuant to service agreements, Response provides management services that extend to all non-medical aspects of the operations of the affiliated practices. Response is responsible for providing facilities, equipment, supplies, support personnel and management and financial advisory services. Response's resulting revenue from service agreements includes practice operating expenses (other than amounts retained by physicians) and a management fee either fixed in amount or equal to a percentage of each affiliated oncology group's adjusted net revenue or net operating income. In certain affiliations, Response may also be entitled to a performance fee if certain financial criteria are satisfied. See Notes to Consolidated Financial Statements for additional information.

Response reported net earnings for the third quarter of 1996 of $674,000 compared with net earnings of $605,000 in 1995's third quarter. Response's revenues for the third quarter of 1996 were $17.9 million, an increase of $6.7 million, or 60%, when compared to the third quarter of 1995. The increase is primarily attributable to revenue from practice management affiliations and an increase in pharmaceutical sales to physicians, which carries a lower operating margin than Response's traditional patient services revenue.

Response records patient services revenue net of contractual allowances and discounts. The following table is a summary of Response's revenues by source for the quarters ended September 30:

                                       Three months ended September 30,
                                            1996               1995
                                         -----------       -----------
Patient services revenue                $ 8,647,000         8,595,000
Pharmaceutical sales to physicians        3,509,000         2,446,000
Practice management services fees         5,484,000               ---
Physician investigator studies              274,000           181,000
                                         -----------       -----------
    Total revenues                      $17,914,000        11,222,000
                                         ===========       ===========

Response's operating expenses increased $5.1 million, or 61%, to $13.4 million for the quarter ended September 30, 1996. These expenses consist of payroll costs, pharmaceutical and laboratory expenses, medical director fees, rent expense and other operational expenses. Operating expenses as a percent of revenues were 75% compared to 74% for the comparable period of 1995. This increase is primarily attributable to the increase in affiliated physician practices under management. Pursuant to the service agreements with the practice affiliates, Response is responsible for the operating expenses of the practices (net of amounts retained by physicians). In addition, pharmaceutical costs increased relative to increased sales of pharmaceuticals to physicians.

Response's general and administrative costs increased $200,000, or 14%, for the quarter ended September 30, 1996. The increase is primarily attributable to increases in administrative payroll and other related costs.

Response's depreciation and amortization expense was $1.1 million and $388,000 for the quarters ended September 30, 1996 and 1995, an increase of $649,000 or 167%. The increase is primarily attributable to the amortization of service agreements purchased in recently completed affiliations.

Response's provision for doubtful accounts decreased $157,000 or 28% between the quarters ended September 30, 1996 and 1995. The provision as a percentage of revenue was 5% in 1996's third quarter and 6% in 1995's third quarter. The decrease is attributable to a higher proportion of contract patient accounts, improved collections performance and an increase in revenues from hospital managed centers for which collection is more certain.

Response's interest expense totaled $742,000 in 1996's third quarter compared with $5,000 in 1995's third quarter. The increase was related to borrowings under the credit facility and notes issued in conjunction with practice management affiliations.

Response recorded minority interest of $120,000 during 1996's third quarter related to the operations of Response's majority-owned or controlled IMPACTr Centers in joint ventures with hospitals. These IMPACTr Centers were not operational during the comparable periods in 1995.

LabOne, Inc. (LabOne), an 82%-owned subsidiary of Seafield, is a publicly-traded company (NASDAQ-LABS). LabOne provides high-quality laboratory service to insurance companies, physicians and self-insured groups.

LabOne's clinical testing services are provided to the healthcare industry to aid in the diagnosis and treatment of patients. LabOne operates only one highly automated and centralized laboratory, which has economic advantages over other conventional laboratory competitors. LabOne markets its clinical testing services to the payers of healthcare--insurance companies and self-insured groups. LabOne does this through Lab Card(trademark), a Laboratory Benefits Management (LBM) program.

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

LabOne's total revenues increased 8% in the third quarter 1996 to $14.8 million from $13.7 million in the third quarter 1995 primarily due to an increase in healthcare (clinical and substance abuse testing) laboratory revenues. Healthcare revenues increased from $1.3 million in the third quarter 1995 to $2.3 million in 1996 due to increases in clinical and substance abuse testing volumes.

LabOne's total cost of sales increased $900,000 in the third quarter 1996 as compared to the prior year, due primarily to increased insurance kit sales volumes and the variable costs associated with increased healthcare testing volumes.

LabOne's healthcare cost of sales expenses in 1996's third quarter were $2.7 million as compared to $2.3 million in the third quarter 1995. LabOne's healthcare segment's operating loss improved $200,000 from a $2.6 million loss in 1995's third quarter to a loss of $2.4 million in the third quarter 1996.

Another healthcare subsidiary, Pyramid Diagnostic Services, Inc. (Pyramid), entered bankruptcy proceedings in October 1995 as a result of an adverse $6 million judgment entered in a lawsuit against Pyramid. A December 1996 court date has been established for Pyramid's bankruptcy confirmation hearing. In 1995, Seafield consolidated Pyramid's third quarter revenues of $2.7 million while expenses consolidated in 1995's third quarter were also $2.7 million.


Insurance Services Segment:

The risk-appraisal laboratory testing for the life and health insurance industries constituted the insurance services segment in 1996's third
quarter.   Additionally, during 1995's first and second quarters, the underwriting and policy administration services and insurance premium finance services businesses were also included in the insurance services segment.

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

The FDA also recently approved two home-based collection kits for HIV-1 testing. These kits are available for sale to the general public to provide a confidential alternative in determining whether an individual has HIV. The availability of these products may influence insurance companies to lower testing thresholds for life insurance applicants.

Several clients have indicated that they plan to test a higher percentage of their applicants in 1997 because of these new HIV testing products. The net impact of these potential changes can not be determined at this time.

LabOne's insurance revenues increased to $12.4 million during the third quarter 1996 as compared to $12.3 million in the same quarter last year. Average revenue per applicant declined 5% during the third quarter 1996 as compared to 1995. The total number of insurance applicants tested in the third quarter 1996 increased by 2% as compared to the same quarter last year. Insurance kit and container revenue increased due primarily to a increase in the number of oral fluid and blood kits sold.

LabOne's total selling, general and administrative expenses decreased $700,000 (11%) in the third quarter 1996 as compared to the prior year due primarily to cost reduction projects. LabOne's insurance segment's operating income improved $700,000 to $3.2 million in the third quarter 1996.

Other Segment:

Seafield's oil and gas subsidiary contributed revenues of $636,000 in 1996's third quarter as compared to $676,000 in 1995's third quarter. Variances in the oil and gas prices nationally impact operating results. Cash flow from oil and gas operations in 1996's third quarter totaled $600,000 as compared to $323,000 in 1995's third quarter.

Seafield's subsidiary has an ownership position in Syntroleum Corporation, a development-stage company with a process for converting natural gas to synthetic oil and fuels. Seafield owns approximately 30% of Syntroleum. This position was attained through various financings totaling $2 million. Seafield records its share of Syntroleum's earnings and losses with the equity method of accounting.

Recent developments at Syntroleum include a strategic alliance with a catalyst supplier. The catalyst supplier, in return for providing financing of $1 million in cash and $7 million of catalyst product, received a 5% ownership position in Syntroleum. Additionally, a master licensing agreement and a joint development agreement were signed with a major oil company; however, no commercial plants have been constructed or committed to at this time. Moreover, significant risks remain regarding completion of development work to achieve commercialization of the process.


Investment Income - Net:

Other investments contributing earnings include venture capital and liquidity investments. The return on short-term investments is included in the investment income line in the consolidated statements of operations. Investment income totaled $1.6 million in 1996's third quarter and a loss of $238,000 in 1995's third quarter. A $1.5 million loss was created in the third quarter of 1995 as a result of market fluctuations. Seafield's quarterly results can be affected by fluctuations in security prices.

Other Income/(Loss):

Consolidated interest expense increased to $599,000 in 1996's third quarter from $22,000 in 1995's third quarter. The increase reflects interest costs associated with Response's practice management affiliations.

The change in other income primarily reflects a pretax loss recorded in 1995's third quarter as Pyramid entered bankruptcy proceedings in early October 1995. Seafield wrote-off its investment in Pyramid by recording a pre-tax expense of approximately $3.3 million.

Taxes:

The consolidated effective tax rate in 1996's third quarter was impacted by non-deductibility of goodwill, foreign withholding taxes, taxes on unremitted earnings of foreign subsidiaries and the usage of net operating losses. The 1995 third quarter rate was affected by the tax benefits on the sale of subsidiaries, net operating loss usage and non-deductible goodwill.

Consolidated Third Quarter Results:

The combined effect of the above factors resulted in 1996 third quarter net earnings of $696,000 on revenues of $33.3 million compared with a net loss of $1.6 million on revenues of $28.2 million in 1995's third quarter. The increase in consolidated revenues primarily reflects Response's practice management affiliations in 1996.



YEAR TO DATE ANALYSIS


Healthcare Services Segment:

Response's revenues were $46.4 million, an increase of $12.6 million, or 37%, when compared to the first nine months of 1995. The revenue increase is primarily attributable to revenue from practice management affiliations, and an increase in pharmaceutical sales to physicians.

Response's net revenue from patient services decreased $631,000 between the nine month periods ending September 30, 1996 and 1995. Response's net earnings for 1996's first nine months were $1.7 million compared with net earnings of $2.2 million in 1995's first nine months. Both declines (in net revenue and net earnings on a year-to-date basis) are primarily due to the closure of three Centers pursuant to affiliations by referring physicians with physician practice management companies prior to Response establishing its own practice management alternative for medical oncologists.

The following table is a summary of Response's revenues by source for the first nine months:
                                       Nine months ended September 30,
                                            1996               1995
                                         -----------       -----------
Patient services revenue                $25,439,000        26,070,000
Pharmaceutical sales to physicians        9,947,000         7,148,000
Practice management services fees        10,110,000               ---
Physician investigator studies              857,000           577,000
                                         -----------       -----------
    Total revenues                      $46,353,000        33,795,000
                                         ===========       ===========

Response's operating expenses for the first nine months were $35.2 million as compared to $24.8 million for the first nine months of 1995. These expenses consist of payroll costs, pharmaceutical and laboratory expenses, medical director fees, rent expense and other operational expenses. Operating expenses as a percent of revenues were 76% compared to 73% for the comparable period of 1995. This increase is primarily attributable to the increase in affiliated physician practices under management. Pursuant to the service agreements with the practice affiliates, Response is responsible for the operating expenses of the practices (net of amounts retained by physicians). In addition, pharmaceutical costs increased relative to increased sales of pharmaceuticals to physicians.

Response's general and administrative costs increased $200,000, or 6%, for the nine months ended September 30, 1996. The increase is primarily attributable to increases in administrative payroll and related costs.

Response's depreciation and amortization expense was $2.4 million and $1.3 million for the nine months ended September 30, 1996 and 1995, an increase of 87%. The increase is primarily attributable to the amortization of service agreements purchased in recently completed affiliations.

Response's provision for doubtful accounts decreased $473,000 or 28% between the first nine month periods ended September 30, 1996 and 1995.
The provision as a percentage of net patient revenue was 5% in 1996's first nine months and 6% in 1995's first nine months. The decrease is attributable to a higher proportion of contract patient accounts, improved collections performance and an increase in revenues from hospital managed centers for which collection is more certain.

Response's interest expense totaled $1.4 million in 1996's first nine months compared with $16,000 in 1995's first nine months. The increase was related to borrowings under a credit facility and notes issued in conjunction with practice management affiliations.

Response recorded minority interest of $275,000 during 1996's first nine months related to the operations of Response's majority-owned or controlled IMPACT Centers in joint ventures with hospitals. These IMPACT Centers were not operational during the comparable period in 1995.

LabOne's total revenues in the first nine months of 1996 were $42.8 million as compared to $43 million in the same period last year. The decrease of $200,000 can be attributed primarily to a decrease in insurance laboratory revenue of $3 million, primarily offset by an increase in healthcare revenue of $2.8 million. Insurance laboratory revenues declined primarily due to a 4% decrease in the number of applicants tested and a 6% decrease in the average revenue per applicant. Healthcare revenue increased 91% due to substantial increases in the volume of specimens tested.

LabOne's total cost of sales increased $1.2 million, or 5%, in the first nine months of 1996 as compared to the prior year. Healthcare cost of sales expenses were $7.3 million as compared to $6.4 million in the first nine months of 1995, due to increased testing volume.

LabOne's total selling, general and administrative expenses decreased $1.2 million (7%) in the first nine months 1996 as compared to the prior year due to cost reduction efforts. These efforts resulted in a decrease in payroll, travel, insurance and other overhead expenditures. Depreciation expense declined due to certain assets becoming fully depreciated.

LabOne's healthcare segment improved $600,000 in the first nine months of 1996 to an operating loss of $6.8 million. LabOne's insurance segment's operating income declined $700,000 in the first nine months of 1996 to $8.6 million due primarily to lower testing revenues, partially offset by a decrease in insurance operating expenses.

Another healthcare subsidiary, Pyramid provided Seafield with revenues of $5 million in 1995's first nine months while consolidated expenses were also $5 million.


Insurance Services Segment:

LabOne's $3 million decline in insurance laboratory revenues during the first nine months is due primarily to a 4% decrease in the number of applicants tested and a 6% decrease in the average revenue per applicant. LabOne's total selling, general and administrative expenses decreased $1.2 million, or 7%, in the first nine months of 1996 as compared to the prior year.

LabOne's insurance segment's operating income declined $700,000 million in the first nine months primarily due to lower testing revenues, partially offset by a decrease in insurance operating expenses.

Agency Premium Resource, Inc. (APR) is an insurance premium finance company. APR provides premium financing for the commercial customers of independent insurance agents. On May 31, 1995, Seafield sold APR. In 1995's first nine months, Seafield consolidated APR's revenues of $1.6 million. Correspondingly, consolidated APR costs and expenses in 1995's nine months were $517,000.

International Underwriting Services, Inc. (IUS), offers turnkey policyholder and underwriting services. This subsidiary operated only within the life and health insurance industry. On July 17, 1995, Seafield sold IUS. In 1995's first nine months, consolidated IUS revenues were $1.8 million while consolidated IUS costs and expenses totaled $1.6 million.

Other Segment:

Seafield's oil and gas subsidiary contributed revenues of $1.7 million in 1996's first nine months as compared to $1.4 million in 1995's first nine months. Variances in the oil and gas prices nationally impact operating results.

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

TAI's revenues consolidated in 1995's first nine months were $5.3 million and the TAI expenses consolidated were $4.1 million.

Investment Income - Net:

Other investments contributing earnings include venture capital and liquidity investments. The return on short-term investments is included in the investment income line in the consolidated statements of operations. Investment income totaled $4.1 million in 1996's first nine months and $3.3 million in 1995's first nine months The increase primarily reflects investment gains in 1996.

Taxes:

The consolidated effective tax rate in 1996's first nine months was impacted by non-deductibility of goodwill, foreign withholding taxes and the usage of net operating losses. The 1995 nine months rate was affected by the tax benefits on the sale of subsidiaries, net operating loss usage and non-deductible goodwill.

Other Income/(Loss):

Consolidated interest expense increased $947,000 in 1996's first nine months. The increase reflects interest costs associated with Response's practice management affiliations partially offset by a decrease in consolidated interest costs incurred by subsidiaries that were disposed of during 1995.

The change in other income primarily reflects the net pretax loss recorded on the dispositions of APR and TAI in 1995's second quarter.

Consolidated Results:

The combined effect of the above factors resulted in 1996 first nine months net earnings of $768,000 on revenues of $90.9 million compared with a net loss of $515 on revenues of $94.4 million in 1995's first nine months.

The increase in consolidated revenues reflects Response practice management
affiliations in 1996.   Additionally, revenues in 1995 included $16.3
million by four subsidiaries (APR, IUS, TAI and Pyramid) which were disposed of in 1995. Operating costs, including selling, general and administrative expenses, for these entities totaled $13.9 million in 1995's first nine months. Consolidated net losses from APR, IUS, TAI and Pyramid were $104,000 in 1995's first nine months.


Real Estate - discontinued operations

In June 1992, Seafield's board of directors approved a plan for the discontinuance of real estate operations. After reviewing sales activity and appraisals in 1992, Seafield believed it was an appropriate time to discontinue real estate operations and sell the remaining real estate assets as soon as practicable.

As a result of the decision to discontinue real estate, a $6 million after-tax provision for estimated write-downs and costs through final disposition was included in the 1992 financial statements as a loss from discontinued real estate operations. An additional $2.9 million after-tax loss provision was recorded in 1994 for a sales contract signed in January 1995. During 1995's fourth quarter, an additional $6.6 million valuation allowance was recorded. The increased allowance reflected values based on recent sales transactions of undeveloped land parcels in Texas and sales activities at a residential project in New Mexico. Real estate's net assets have decreased from approximately $80 million at discontinuance to $34 million at September 30, 1996. Net cash proceeds of approximately $32 million have been generated from real estate since its discontinuance in 1992.

Real estate revenues were $13.6 million during 1996's first nine months compared with $8.5 million in last year's first nine months. The first nine months 1996 sales consisted of 34 residential units in New Mexico and Florida ($11.9 million), 20 acres of land in Oklahoma ($275,000) and 1.5 acres of land in Kansas ($580,000), while 1995's first nine month sales were comprised of: 17 residential units or lots in Florida, Missouri, and New Mexico ($5.5 million), 25 acres of land in Kansas and Texas ($1.8 million) and a partnership interest in a commercial property in Colorado.

Remaining real estate holdings include residential land, undeveloped land, single-family housing, and commercial structures located in the following states: Florida, Kansas, Nevada, New Mexico, Texas and Wyoming, all of which are listed for sale.

Listed below is the status of the discontinued real estate operations as of September 30, 1996:

Land:
     North Ft. Worth, TX     297 acres sold, 545 acres under contract, 9
                                 acres listed for sale
     West Ft. Worth, TX      212 acres listed for sale
     Houston, TX             1 acre sold, 30 lots sold, 370 acres and
                                 37 lots listed for sale
     Olathe, KS              5.5 acres sold, 16 acres listed for sale
     Tulsa, OK               sold

Land Lease:
     Honolulu, HI            sold
     San Diego, CA           sold
     Nashville, TN           sold

Commercial:
     Reno, NV                option contract being negotiated
     Denver, CO              sold
     Gillette, WY            listed for sale

Residential:
     Juno Beach, FL          last 2 units listed for sale
     Juno Beach, FL          last unit and 3 marina slips,
                                 listed for sale
     Santa Fe, NM            last 30 units listed for sale with 4 units
                                 under contract
     Mazatlan, Mexico        final sales remittance received in 1995

The net real estate asset amounts are influenced from period to period by several factors including seasonal sales cycles for projects in Florida and New Mexico, a decision at the end of 1993 to accelerate the build-out of the New Mexico project and construction on the final three houses in Florida. The accelerated build-out is substantially completed.

Publicly-Traded Subsidiaries

Seafield has investments in two majority-owned entities that are publicly-traded, LabOne and Response. At September 30, 1996, based on the market prices of publicly-traded shares of these two subsidiaries, pretax unrealized gains of approximately $165 million on these investments were not reflected in either Seafield's book value or stockholders' equity.


LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1996 at the holding company level, Seafield had available for operations approximately $40.8 million in cash and short-term investments with an additional $4.9 million in long-term securities. Seafield's working capital increased $1 million during 1996 to $47 million at September 30, 1996.

On a consolidated basis, Seafield and its subsidiaries (primarily LabOne with $31 million) had $74.6 million in cash and short-term investments at September 30, 1996. Current assets totaled approximately $124.5 million while current liabilities totaled $21.3 million.

Net cash provided by operations totaled $6.8 million in 1996's first nine months compared with $455,000 used in 1995's first nine months. The increase primarily reflects a $2.6 million net increase during the first nine months of 1996 (funds used) in trading portfolios while 1995's first nine months reflects a $10.1 million increase (funds used) in these trading portfolios. Net cash used by investing activities totaled $31.2 million in 1996's first nine months compared with $1.6 million provided in 1995's first nine months primarily reflecting funds invested by Response in association with its practice management affiliations. The affiliations were funded with $26 million of bank loan proceeds and reductions in the consolidated cash position.

In August 1990, Seafield's board of directors rescinded a previous authorization and passed a new authorization of up to $70 million for the acquisition of Seafield and LabOne common stock. Up to $20 million of this authorization could be utilized to purchase LabOne stock.

In 1993, Seafield's board of directors approved an additional $5 million for the purchase of LabOne's stock. No acquisitions of LabOne stock were made during 1996. At September 30, 1996, the remaining aggregate authorization for LabOne stock totals $7.7 million and all the authorized amount for Seafield stock has been utilized. During 1996, treasury stock issued for exercised options totaled 22,387 shares.

Seafield is primarily a holding company. Sources of cash are investment income and sales, borrowings and dividends from subsidiaries. The dividend paying capabilities of subsidiaries may be restricted as to their transfer to the parent company. The primary uses of cash for Seafield are investments, subsidiary stock purchases and dividends to shareholders.

Seafield received a notice during 1992 of proposed adjustments from the Internal Revenue Service (IRS) with respect to 1986-87 federal income taxes. Later, the IRS determined to include 1988-90 as a part of its review. In May 1995, the IRS issued a revised notice of proposed adjustments to 1986-87 taxes in response to Seafield's protest filed in 1992. This revised notice reduced the previously proposed tax of approximately $17 million to $13.5 million. In June 1995, the IRS issued proposed adjustments to 1988-1989 federal income taxes. Additional proposed taxes for these years are $182,000. Also, during 1995 the IRS issued tentative proposed federal income tax adjustments for the 1990 year totaling approximately $16 million. In April 1996, Seafield received the final proposed adjustments for 1990; the original proposed adjustment of $16 million has been reduced to approximately $7 million. The IRS has used these proposed increases in federal income taxes to deny Seafield's refund claim for 1990 of $7.6 million. In August 1996, Seafield filed its protest of the 1990 proposed adjustments. This protest has not yet been assigned for an appeals conference. Seafield is currently pursuing a compromise with the Appeals Division of the IRS regarding settlement of the 1986-1989 tax years. Resolution of these matters is not expected during 1996. Seafield believes that it has meritorious defenses to many of the substantive issues raised by the IRS, and adequate accruals for income tax liabilities.

In 1988, LabOne's board of directors authorized LabOne to enter the market from time to time for the purpose of acquiring shares of LabOne's common stock in an amount not to exceed $25 million. As of September 30, 1996, LabOne had acquired 2,099,235 shares of LabOne as treasury stock at a total cost of $22.7 million, leaving $2.3 million for potential future stock purchases. No shares have been purchased since 1990.

LabOne pays a quarterly dividend. As an 82% owner, Seafield has received $5.8 million of cash as dividends from LabOne in 1996. LabOne's working capital position declined from $44.2 million at December 31, 1995, to $38.7 million at September 30, 1996. This decrease is primarily due to LabOne's dividends paid exceeding net cash provided by operations. LabOne has total cash and short-term investments of $30.6 million at September 30, 1996, compared to $37.1 million at December 31, 1995. LabOne expects to fund operations, capital additions, and future dividend payments from a combination of cash reserves and cash flow from operations. LabOne had no short-term borrowings in 1996 and an unsecured $5 million line of credit available for general corporate purposes. LabOne's line of credit has a stated rate equivalent to the prime rate which was 8.25% at September 30, 1996.

Response's working capital increased $2.9 million during the first nine months, totaling $18.7 million at September 30, 1996, with current assets of $29 million and current liabilities of $10.3 million. Cash and cash equivalents and short-term investments represent $220,000 of Response's current assets, a decrease of $3.9 million as compared to December 31, 1995. The decrease is due to cash consideration paid in the practice management affiliation in January 1996. Response's increases in other current assets are related to receivables acquired through practice management affiliations and amounts due from affiliated physicians for practice management service fees. Current liabilities increased for amounts payable for operating expenses of practices under management and liabilities assumed as consideration in the practice management affiliations.

Seafield loaned Response $10 million in April 1996 to finance an acquisition. The loan was unsecured and, after August 1, 1996, was convertible at the option of Seafield into shares of Response common stock at a conversion price equal to the market price of Response's common stock at the time of conversion. Seafield exchanged the note for 909,090 shares of Response stock in August 1996.

In May 1996, Response entered into a $27.5 million bank credit facility with a bank to fund Response's transaction and working capital needs and to repay an existing bank credit facility. The credit facility is comprised of a $22 million acquisition facility and a $5.5 million working capital facility. The acquisition facility matures May 31, 1998 and bears interest at a variable rate equal to LIBOR plus a spread of between 1.5% and 2.625%, depending upon borrowing levels. The working capital facility matures May 30, 1997, subject to a one year extension, and bears interest at a variable rate equal to LIBOR plus a spread of between 1.875% and 2.375%. The credit facility is secured by a pledge of common stock in all of Response's subsidiaries. In addition, the loan agreement contains a covenant precluding the encumbrance of Response's assets without the consent of the bank and certain other affirmative, negative and financial covenants. At September 30, 1996, $26.9 million aggregate principal amount was outstanding under the credit facility with a current interest rate of approximately 7.7%. Response's available credit at September 30, 1996, was $600,000 under the acquisition facility.

Additionally, long-term unsecured amortizing promissory notes bearing interest at rates from 4% to 9% were issued as partial consideration for the practice management affiliations. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of Response based on conversion prices ranging from $13.75 to $17.50. The unpaid principal amount of the long-term notes was $13.7 million at September 30, 1996.

In October 1996, Seafield extended a $23.5 million credit facility to Response to be used to finance acquisitions and for working capital. The loan is payable upon the earlier of the closing of a Response equity offering or August 1998. This credit facility bears interest at a rate of 8% escalating at certain points during the term of the loan, is unsecured and is convertible at the election of Seafield into shares of Response common stock at a conversion price equal to the market price of the common stock at the date of conversion. Provided, however, that after December 31, 1996, the conversion price will be the lower of market or $11 per share.

Response's primary capital requirement is to fund affiliations with medical oncology practices. Subsequent to September 30, 1996, Response has completed practice management affiliations in Boca Raton, Tamarac, Port St. Lucie, and Miami, Florida; and Knoxville Tennessee. The total consideration was approximately $31.5 million, of which $14.5 million was paid in cash, $6.4 million in Response's long-term unsecured interest-bearing amortizing promissory notes, $4.2 million in Response's common stock and $6.4 million of irrevocable standby letters of credit expiring on January 2, 1997.

Response also executed an affiliation agreement with West Clinic, P.C., an eight physician medical practice in Memphis, Tennessee. This agreement is subject to certain conditions which, if not met by December 31, 1996, will cause its termination. The cash required to consummate the affiliation with the West Clinic, P.C. is approximately $27.5 million.

Response has received a commitment to increase its bank credit facility a minimum of $5 million. Response anticipates that working capital generated from operations, amounts available under the Seafield credit facility and amounts to be available under the bank credit facility will be adequate to expand the IMPACT Center network and to manage the practices with which Response has affiliated for the next 12 months. Response's acquisition strategy is dependent upon capital resources in excess of working capital generated from operations and currently available credit facilities.

On July 17, 1996, Response filed a registration statement with the Securities and Exchange Commission with respect to the public offering of 5,300,000 shares of its common stock, $.01 par value per share. Because of current market conditions, Response is continuing to evaluate a number of financing options both private and public.


RECENTLY ISSUED ACCOUNTING STANDARDS

No recently issued accounting standards presently exist which will require adoption in future periods.



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In 1986, a lawsuit was initiated in the Circuit Court of Jackson County, Missouri by Registrant's former insurance subsidiary (i.e., Business Men's Assurance Company of America) against Skidmore, Owings & Merrill (SOM) which is an architectural and engineering firm, and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the removal and replacement costs had been incurred prior to the sale of the insurance subsidiary, Registrant negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. Thus, any recovery will be for the benefit of Registrant and all costs incurred in connection with the litigation will be paid by Registrant. Any ultimate recovery will be recognized as income when received and would be subject to income taxes. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment granted in 1992 in favor of Registrant; the Court of Appeals remanded the case to the trial court for a jury trial limited to the question of whether or not the applicable statute of limitations barred the claim. The Appeals Court also set aside $1.7 million of the judgment originally granted in 1992. In July 1996, this case was retried to a judge. A ruling is expected from the judge in late 1996. The only remaining defendant is SOM; settlement arrangements with other defendants have resulted in payments to plaintiff which have offset legal fees and costs to date of approximately $450,000. None of the prior or future legal fees or costs are recoverable from the remaining defendant, even if the judgment in plaintiff's favor is ultimately upheld. Future legal fees and costs can not reliably be estimated.

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

Registrant received a notice during 1992 of proposed adjustments from the Internal Revenue Service (IRS) with respect to 1986-87 federal income taxes. Later, the IRS determined to include 1988-90 as a part of its review. In May 1995, the IRS issued a revised notice of proposed adjustments to 1986-87 taxes in response to Registrant's protest filed in 1992. This revised notice reduced the previously proposed tax of approximately $17 million to $13.5 million. In June 1995, the IRS issued proposed adjustments to 1988-1989 federal income taxes. Additional proposed taxes for these years are $182,000. Also, during 1995 the IRS issued tentative proposed federal income tax adjustments for the 1990 year totaling approximately $16 million. In April 1996, Registrant received the final proposed adjustments for 1990; the original proposed adjustment of $16 million has been reduced to approximately $7 million. The IRS has used these proposed increases in federal income taxes to deny Registrant's refund claim for 1990 of $7.6 million. In August 1996, Registrant filed its protest of the 1990 proposed adjustments. This protest has not yet been assigned for an appeals conference. Registrant is currently pursuing a compromise with the Appeals Division of the IRS regarding settlement of the 1986-1989 tax years. Resolution of these matters is not expected during 1996. Registrant believes that it has meritorious defenses to many of the substantive issues raised by the IRS, and adequate accruals for income tax liabilities.


Item 2.  Changes in Securities
    (a)  Changes in Securities:  None

    (b) Under the Missouri General Corporation Law, no dividends to stockholders may be declared or paid at a time when the net assets of the corporation are less than its stated capital or when the payment thereof would reduce the net assets of the corporation below its stated capital. At September 30, 1996 the net assets of Seafield Capital Corporation exceeded its stated capital by $174,233,000.


Item 3.  Defaults Upon Senior Securities
         None.


Item 4.  Submission of Matters to a Vote of Securities Holders
    (a)  None

Item 5.  Other Information
         None.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:
         27     Financial Data Schedule - as filed electronically by the
Registrant in conjunction with this Form 10-Q.

    (b)  Reports on Form 8-K:
         (1) A current report on Form 8-K was filed with the Commission on July 30, 1996. This Form 8-K reported that the Registrant's 55% owned subsidiary, Response Oncology, Inc. (Response), had filed a registration statement with the Securities and Exchange Commission with respect to the public offering of 5,300,000 shares of Response's common stock.

         (2) The following reports all relate to practice acquisitions by Response and were filed on the dates indicated:
              (a)  Form 8-K dated June 20, 1996, filed July 10, 1996
              (b)  Form 8-K dated July 8, 1996, filed July 19, 1996
              (c) Form 8-K/A (Amendment #1) dated June 20, 1996, filed July 25, 1996
              (d) Form 8-K/A (Amendment #2) dated June 20, 1996, filed September 6, 1996
              (e) Form 8-K/A (Amendment #1) dated July 8, 1996, filed September 6, 1996
              (f)  Form 8-K dated September 3, 1996, filed September 18,
                   1996



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Seafield Capital Corporation

Date November 13, 1996               By  /s/  James R. Seward
                                        ----------------------------
                                        James R. Seward
                                        Executive Vice President
                                        and Chief Financial Officer


Date November 13, 1996               By  /s/  Steven K. Fitzwater
                                        ----------------------------
                                        Steven K. Fitzwater
                                        Vice President, Chief Accounting
                                        Officer and Secretary