Form 10-K
period 1996-12-31
SEAFIELD CAPITAL CORP
filed 1997-03-31
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-K
(Mark One)
    X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------- EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996

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

Registrant's telephone number, including area code: (816) 842-7000
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
        Title of each class                        on which registered
        -------------------                       ---------------------
               None                                   Not Applicable
------------------------------------      ---------------------------------

Securities registered pursuant to Section 12(g) of the Act:
               Common Stock, par value $1 per share and
                common stock rights coupled therewith.
---------------------------------------------------------------------------
                             (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    X        No
                                                    -------        -------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            -------
Approximate aggregate market value of voting stock held by non-affiliates of Registrant: $264,430,947 (based on closing price as of February 28,
1997)

Number of shares outstanding of only class of Registrant's common stock as of February 28, 1997: $1 par value common - 6,489,103

Documents incorporated by reference:
Portions of Registrant's Proxy Statement for use in connection with the 1997 Annual Meeting of Shareholders is incorporated by reference into Part III of this report, to the extent set forth therein, if such Proxy Statement is filed with the Securities and Exchange Commission on or before April 30, 1997. If such Proxy Statement is not filed by such date, the information required to be presented in Part III will be filed as an amendment to this report. The exhibits for this Form 10-K are listed in
Item 14.



                                   PART I.

ITEM 1. BUSINESS.

Seafield Capital Corporation (Seafield or Registrant), was organized in Missouri as BMA Properties, Inc. in 1974 as a 100% owned subsidiary of Business Men's Assurance Company of America (which was incorporated in
1909). In 1988, BMA Properties, Inc. was renamed BMA Corporation, and on June 1, 1988, became the parent company. Registrant changed its name in 1991 from BMA Corporation to Seafield Capital Corporation. Registrant is a holding company whose subsidiaries operate primarily in the healthcare and insurance services areas. Registrant implemented this new strategic business focus after the insurance operations were sold during 1990. Various operating subsidiaries of Registrant provide risk-appraisal laboratory testing services to the insurance industry, clinical testing services to the healthcare industry, and comprehensive cancer treatment management. In addition, Seafield had investments in early-stage healthcare technology companies and either directly or through subsidiaries, also held interests in energy investments, marketable securities and real estate.

On March 3, 1997, Seafield distributed to its shareholders all of the outstanding shares of common stock of its wholly-owned subsidiary, SLH Corporation (SLH). In connection with this distribution and pursuant to a Distribution Agreement between Seafield and SLH, Seafield transferred its real estate and energy businesses and miscellaneous assets and liabilities to SLH. As a result of the distribution, Seafield's principal assets consist of its stock holdings in LabOne, Inc. (LabOne) and Response Oncology, Inc. (Response). See Item 7 and Notes 5 and 6 to the Consolidated Financial Statements for additional information.

Seafield had 17 employees as of December 31, 1996. None of the employees is represented by a labor union and Seafield believes its relations with employees are good.

                    *             *             *

The following list shows the Registrant and each subsidiary corporation of which Registrant owned a majority interest at December 31, 1996, together with the ownership percentage and state or country of incorporation. See
Item 7 and Notes to Consolidated Financial Statements for additional information.


SEAFIELD CAPITAL CORPORATION  (Missouri)
     LabOne, Inc.  (Delaware)                                           82%
         Lab One Canada Inc.  (Canada)                                 100%
     Response Oncology, Inc.  (Tennessee)                               56%
     SLH Corporation  (Kansas)                                         100%
     BMA Resources, Inc.  (Missouri)                                   100%
     Scout Development Corporation  (Missouri)                         100%
         Scout Development Corporation of New Mexico  (Missouri)       100%
         Carousel Apartment Homes, Inc.  (Georgia) (inactive)          100%
     Pyramid Diagnostic Services, Inc.  (Delaware) (inactive)           74%



The following list shows the Registrant and each subsidiary corporation of which Registrant owns a majority interest after the March 3, 1997 distribution of the real estate and energy businesses and miscellaneous assets and liabilities to Seafield shareholders through the dividend of SLH Corporation and the conversion of a loan into additional Response stock.

SEAFIELD CAPITAL CORPORATION  (Missouri)
     LabOne, Inc.  (Delaware)                                           82%
         Lab One Canada Inc.  (Canada)                                 100%
     Response Oncology, Inc.  (Tennessee)                               67%
     Pyramid Diagnostic Services, Inc.  (Delaware) (inactive)           74%


                    *             *             *



                              HEALTHCARE SERVICES

The following businesses are considered to be in the healthcare services segment: Response Oncology, Inc., LabOne, Inc. (the healthcare segment) and Pyramid Diagnostic Services, Inc.

RESPONSE ONCOLOGY, INC.

As of December 31, 1996, the Registrant owned approximately 56% of Response Oncology, Inc. (Response); effective February 1997, the Registrant now owns approximately 67% of Response. The increase in ownership was achieved by converting a loan to Response to equity. On November 2, 1995, Response changed its name from Response Technologies, Inc. Response's common stock trades on the NASDAQ National Market System under the symbol ROIX.

Response is a comprehensive cancer management company. Response provides advanced cancer treatment services through outpatient facilities known as IMPACT (registered trademark) Centers under the direction of approximately 350 independent oncologists, manages the practices of oncologists with whom Response has affiliated and conducts clinical cancer research on behalf of pharmaceutical manufacturers.

RESPONSE - IMPACT SERVICES

Response presently operates 47 IMPACT Centers in 23 states which provide high-dose chemotherapy with stem cell support to cancer patients on an outpatient basis. Through its IMPACT Centers, Response has developed extensive medical information systems and databases containing clinical and patient information, analysis of treatment results and side effects and clinical care pathways. These systems and databases support Response's clinical trials program, which involves carefully planned, uniform treatment regimens administered to a significant group of patients together with the monitoring of outcomes and side effects of these treatments. The clinical trials program allows Response to develop a rational means of improving future treatment regimens by predicting which patients are most likely to benefit from different treatments.

Each IMPACT Center is staffed by, and makes extensive use of, experienced oncology nurses, pharmacists, laboratory technologists, and other support personnel to deliver outpatient services under the direction of independent medical oncologists. IMPACT Center services include preparation and collection of stem cells, administration of high-dose chemotherapy, reinfusion of stem cells and delivery of broad-based supportive care. IMPACT Center personnel extend the support mechanism into the patient's home, further reducing the dependence on hospitalization. The advantages of this system to the physician and patient include (i) convenience of the local treatment facility; (ii) specialized on-site laboratory and pharmacy services, including home pharmacy support; (iii) access to Response's clinical trials program to provide ongoing evaluation of current cancer treatment; (iv) specially trained medical and technical staff; (v) patient education and support materials through computer, video and staff consultation; and (vi) reimbursement assistance.

High-dose chemotherapy is most appropriate for patients with lymphoma, acute leukemia, multiple myeloma and breast and ovarian cancer. Patients referred to Response by the treating oncologist are placed on a treatment protocol developed from the cumulative analysis of Response's approximately 3,000 high-dose cases. Protocols conducted at the IMPACT Center begin with a drug regimen which allows for the collection and cryopreservation of stem cells. A stem cell is a cell which originates in the bone marrow and is a precursor to white blood cells. At the appropriate time, stem cells capable of restoring immune system and bone marrow function are harvested over a two to three day period. The harvested stem cells are then frozen and stored at the IMPACT Center, and following confirmation of response to treatment and a satisfactory stem cell harvest, patients receive high-dose chemotherapy followed by reinfusion of stem cells. Most patients are then admitted to an affiliated hospital for 10-14 days. After discharge, the patient is monitored in the oncologist's office. Response believes that the proprietary databases and the information gathering techniques developed from the foregoing programs enable practicing oncologists to manage cancer cases cost effectively. Clinical research conducted by Response focuses on (i) improving cancer survival rates; (ii) enhancing the cancer patient's quality of life; (iii) reducing the costs of cancer care; and (iv) developing new approaches to cancer diagnosis, treatment and post-treatment monitoring.

Since 1989, Response has conducted a clinical trials program pursuant to which carefully planned, uniform treatments administered to a substantial number of patients have been monitored and studied, with the results being collected in a database and utilized to predict outcomes and determine utilization of high-dose chemotherapy as a treatment. In addition, Response has recorded outcomes from over 3,000 cases in which high-dose chemotherapy was utilized as a treatment and has developed and continues to refine treatment pathways, which forecast the best outcome with the lowest possible cost. Pursuant to agreements between Response and the oncologists who supervise their patients' treatment in IMPACT Centers, such oncologists are obligated to record and monitor outcomes, collect information and report such information to Response, for which the oncologists are paid a fixed fee.

Response - Oncology Practice Management Services

During 1996 Response executed a strategy of physician practice management diversification consummating the acquisitions of 10 medical oncology practices including 38 medical oncologists in Florida and Tennessee. Through these acquisitions, Response believes that it has successfully achieved deep geographic penetration in those markets believing that significant market share is crucial to achieving efficiencies, revenue enhancements, and marketing of complete cancer services to diverse payors including managed care. Pursuant to management service agreements (Service Agreements), Response provides management services that extend to all nonmedical aspects of the operations of the affiliated practices.

Pursuant to the Service Agreements, Response is the sole and exclusive manager and administrator of all day-to-day business functions connected with the medical practice of an affiliated physician group. Response is responsible for providing facilities, equipment, supplies, support personnel, and management and financial advisory services. Under the terms of the Service Agreements in general, Response (i) prepares annual capital and operating budgets; (ii) prepares financial statements; (iii) orders and purchases medical and office inventory and supplies; (iv) bills patients and third party payors; (v) maintains accounting, billing, medical, and collection records; (vi) negotiates and administers managed care contracts;
(vii) arranges for legal and accounting services related to practice operations; (viii) recruits, hires and appoints an executive director to manage and administer all of the day-to-day business functions of each practice; and (ix) manages all non-physician professional support and administrative personnel, clerical, secretarial, bookkeeping and collection personnel. Response seeks to combine the purchasing power of numerous physicians to obtain favorable pricing and terms for equipment, pharmaceuticals and supplies and to obtain favorable contracts with suppliers.

In addition, Response provides its outcomes database, treatment protocols and pathways to affiliated oncologists, permitting these physicians to more effectively manage cancer cases. Response utilizes its management expertise to conduct utilization review and quality assurance programs and establish well-defined medical policies for its affiliated physicians.

In return for its management services and expertise, Response receives a service fee based on net revenue or net operating income of the practice. Pursuant to each Service Agreement, the physicians and the practice agree not to compete with Response and the practice. Each Service Agreement has an initial term of 40 years and, after the initial term, will be automatically extended for additional five year terms unless either party delivers written notice to the other party, 180 days prior to the expiration of the preceding term. The Service Agreement may only be terminated for cause. If Response terminates the Service Agreement for cause, the practice is typically obligated to purchase assets (which typically include intangible assets) and pay liquidated damages, which are guaranteed by individual physicians for a period of time. Each Service Agreement provides for the creation of an oversight committee, a majority of whom are designated by the practice. The oversight committee is responsible for developing management and administrative policies for the overall operation of each clinic.

Response - Cancer Research Services

Response also utilizes its database to provide various types of data to pharmaceutical companies regarding the use of their products. The IMPACT Center network and Response's medical information systems make Response ideally suited to this process. Response is currently participating in several projects with leading pharmaceutical manufacturers to furnish data in connection with FDA applications and post-FDA approval marketing studies. Revenue from these contracts helps to underwrite Response's clinical trials expenses. Such relationships with pharmaceutical companies allow patients and physicians earlier access to drugs and therapies and ensure access to clinical trials under managed care, which guarantee Response's role as a leader in oncological developments.

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

In addition, Response is aware of at least two competitors specializing in the management of oncology practices and two other physician management companies that manage at least one oncology practice. Several healthcare companies with established operating histories and significantly greater resources than Response are also providing at least some management services to oncologists. There are certain other companies, including hospitals, large group practices, and outpatient care centers, that are expanding their presence in the oncology market and may have access to greater resources than Response. Furthermore, organizations specializing in home and ambulatory infusion care, radiation therapy, and group practice management compete in the oncology market.

Response's revenue depends on the continued success of its affiliated physician groups. These physician groups face competition from several sources, including sole practitioners, single and multi-specialty groups, hospitals and managed care organizations.

Response - Government Regulation

The delivery of healthcare items and services has become one of the most highly regulated of professional and business endeavors in the United States. Both the federal government and the individual state governments are responsible for overseeing the activities of individuals and businesses engaged in the delivery of healthcare services. Federal law and regulations are based primarily upon the Medicare program and the Medicaid program, each of which is financed, at least in part, with federal money. State jurisdiction is based upon the state's authority to license certain categories of healthcare professionals and providers, and the state's interest in regulating the quality of healthcare in the state, regardless of the source of payment.

Response believes it is in material compliance with applicable laws. However, the laws applicable to Response are subject to evolving interpretations and therefore, there can be no assurance that a review of Response's or the affiliated physicians' practices by a court or law enforcement or regulatory authority will not result in a determination that could adversely affect the operations of Response or the affiliated physicians. Furthermore, there can be no assurance that the laws applicable to Response will not be amended in a manner that could adversely affect Response.

Response - Federal Law

The federal healthcare laws apply in any case in which Response is providing an item or service that is reimbursable under Medicare or Medicaid or is claiming reimbursement from Medicare or Medicaid on behalf of physicians with whom Response has a Service Agreement. The principal federal laws include those that prohibit the filing of false or improper claims with the Medicare or Medicaid program, those that prohibit unlawful inducements for the referral of business reimbursable under Medicare or Medicaid and those that prohibit the provision of certain services by a provider to a patient if the patient was referred by a physician with which the provider has certain types of financial relationships.

Response - False and Other Improper Claims

The federal government is authorized to impose criminal, civil and administrative penalties on any healthcare provider that files a false claim for reimbursement from Medicare or Medicaid. Criminal penalties are also available in the case of claims filed with private insurers if the government can show that the claims constitute mail fraud or wire fraud. While the criminal statutes are generally reserved for instances evidencing an obviously fraudulent intent, the civil and administrative penalty statutes are being applied by the government in an increasingly broader range of circumstances. For example, the government takes the position that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant should have known that the services were unnecessary. The government also takes the position that claiming reimbursement for services that are substandard is a violation of these statutes if the claimant should have known that the care was substandard.

Response - Anti-Kickback Law

Federal law commonly known as the "Anti-kickback Amendments" prohibits the offer, solicitation, payment or receipt of anything of value (direct or indirect, overt or covert, in cash or in kind) which is intended to induce the referral of Medicare or Medicaid patients, or the ordering of items or services reimbursable under those programs. The law also prohibits remuneration that is intended to induce the recommendation of, or the arranging for, the provision of items or services reimbursable under Medicare and Medicaid. The law has been broadly interpreted by a number of courts to prohibit remuneration which is offered or paid for otherwise legitimate purposes if the circumstances show that one purpose of the arrangement is to induce referrals. Even bona fide investment interests in a healthcare provider may be questioned under the Anti-kickback Amendment if the government concludes that the opportunity to invest was offered as an inducement for referrals. The penalties for violations of this law include criminal sanctions and exclusion from the federal healthcare program.

In part to address concerns regarding the implementation of the Anti-kickback Amendments, the federal government in 1991 published regulations that provide exceptions, or "safe harbors," for certain transactions that will not be deemed to violate the Anti-kickback Amendments. Among the safe harbors included in the regulations were provisions relating to the sale of physician practices, management and personal services agreements and employee relationships. Subsequently, regulations were published offering safe harbor protection to additional activities, including referrals within group practices consisting of active investors. Proposed amendments to the Anti-kickback Regulations were published in 1994 which, if ultimately adopted, would result in substantive changes to existing regulations. The failure to qualify under a safe harbor provision, while potentially subjecting the activity to greater regulatory scrutiny, does not render the activity illegal per se.

There are several aspects of Response's relationships with physicians to which the Anti-kickback Law may be relevant. In some instances, Response itself may become a provider of services for which it will claim reimbursement from Medicare or Medicaid, and physicians who are investors in Response may refer patients to Response for those services.
Furthermore, the government may construe some of the marketing and managed care contracting activities of Response as arranging for the referral of patients to the physicians with whom Response has a management contract. Finally, at the request of a physician or medical practice with which Response has a contract, Response will manage in the physician's office the provision of ancillary services which the physician desires to make available to his patients. At the present time, the services provided by Response in its IMPACT Centers are generally not reimbursable by Medicare or Medicaid.

Although neither the investments in Response by physicians nor the management contracts between Response and physicians qualify for protection under the safe harbor regulations, Response does not believe that these activities fall within the type of activities the Anti-kickback Amendments were intended to prohibit. A determination that Response had violated the Anti-kickback Amendments would have a material adverse effect on Response's business.

Response - The Stark Self-Referral Law

The Stark Self-Referral Law (Stark Law) prohibits a physician from referring a patient to a healthcare provider for certain designated health services reimbursable by Medicare or Medicaid if the physician has a financial relationship with that provider, including an investment interest, a loan or debt relationship or a compensation relationship. The designated services covered by the law include radiology services, infusion therapy, radiation therapy, outpatient prescription drugs and hospital services, among others. In addition to the conduct directly prohibited by the law, the statute also prohibits "circumvention schemes," that are designed to obtain referrals indirectly that cannot be made directly. The penalties for violating the law include (i) a refund of any Medicare or Medicaid payments for services that resulted from an unlawful referral;
(ii) civil fines; and (iii) exclusion from the Medicare and Medicaid programs. The Stark Law contains a number of exceptions potentially applicable to Response's operations. These include exceptions for a physician's ownership of publicly traded securities in a corporation with stockholders' equity exceeding $75 million as of the end of its most recent fiscal year, for certain in-office ancillary services and for certain personal services arrangements.

Response is not currently a provider of any designated health service under the Stark Law for which Response claims reimbursement from Medicare or Medicaid. Response intends to assure that any designated health services provided by physicians with whom Response has a management contract will qualify under the applicable exception in the Stark Law for in-office services. However, because Response will provide management services related to those designated health services, there can be no certainty that Response will not be considered as the provider for those services. In that event, the referrals from the physicians will be permissible only if
(i) Response qualifies for the exception for publicly-traded corporations and (ii) the management contract meets the exception in the Stark Law for payments by physicians to a health care entity. To qualify for such exception, such payments must be set at a fair market value. Response intends to structure its arrangements so as to qualify for applicable exceptions under the Stark Law, however, there can be no assurance that a review by courts or regulatory authorities would not result in a contrary determination.

Response - State Anti-Kickback Laws

Many states have laws that prohibit the payment of kickbacks in return for the referral of patients. Some of these laws apply only to services reimbursable under the state Medicaid program. However, a number of these laws apply to all healthcare services in the state, regardless of the source of payment for the service. Response believes, based on the advice of counsel, that these laws prohibit payments to referral sources only where a principal purpose for the payment is for the referral. Response pays oncologists, who supervise their patients' treatment at the IMPACT Centers, fees for collecting and monitoring treatment and outcomes data and reporting such data to Response. Response believes such fees reflect the fair market value of the services rendered by such physicians to Response. However, the laws in most states regarding kickbacks have been subjected to limited judicial and regulatory interpretation and therefore, no assurances can be given that Response's activities will be found to be in compliance. Noncompliance with such laws could have an adverse effect upon Response and subject it and such physicians to penalties and sanctions.

Response - State Self-Referral Laws

A number of states have enacted self-referral laws that are similar in purpose to the Stark Self-Referral Law. However, each state law is unique. For example, some states only prohibit referrals where the physician's financial relationship with a healthcare provider is based upon an investment interest. Other state laws apply only to a limited number of designated health services. Finally, some states do not prohibit referrals, but merely require that a patient be informed of the financial relationship before the referral is made. Response believes that it is in compliance with the self-referral law of any state in which Response has a financial relationship with a physician.

Response - Fee-Splitting Laws

Many states prohibit a physician from splitting with a referral source the fees generated from physician services. Other states have a broader prohibition against any splitting of a physician's fees, regardless of whether the other party is a referral source. In most cases, it is not considered to be fee-splitting when the payment made by the physician is reasonable reimbursement for services rendered on the physician's behalf.

Response will be reimbursed by physicians on whose behalf Response provides management services. Response intends to structure the reimbursement provisions of its management contracts with physicians in order to comply with applicable state laws relating to fee-splitting. However, there can be no certainty that, if challenged, Response and its affiliated physicians will be found to be in compliance with each state's fee-splitting laws.

Response - Corporate Practice of Medicine

Most states prohibit corporations from engaging in the practice of medicine. Many of these state doctrines prohibit a business corporation from employing a physician. However, states differ with respect to the extent to which a licensed physician can affiliate with corporate entities for the delivery of medical services. Some states interpret the "practice of medicine" broadly to include decisions that have an impact on the practice of medicine, even where the physician is not an employee of the corporation and the corporation exercises no discretion with respect to the diagnosis or treatment of a particular patient.

Response's standard practice under its management contracts is to avoid the exercise of any responsibility on behalf of its physicians that could be construed as affecting the practice of medicine. Accordingly, Response believes that it is not in violation of applicable state laws relating to the corporate practice of medicine. However, because such laws and legal doctrines have been subjected to only limited judicial and regulatory interpretation, there can be no assurance that, if challenged, Response will be adjudicated to be in compliance with all such laws and doctrines.

Response - Insurance Laws

Laws in all states regulate the business of insurance and the operation of HMOs. Many states also regulate the establishment and operation of networks of health care providers. While these laws do not generally apply to companies that provide management services to networks of physicians, there can be no assurance that regulatory authorities of the states in which Response operates would not apply these laws to require licensure of Response's operations as an insurer, as an HMO or as a provider network. Response believes that it is in compliance with these laws in the states in which it does business, but there can be no assurance that future interpretations of insurance and health care network laws by regulatory authorities in these states or in the states into which Response may expand will not require licensure or a restructuring of some or all of Response's operations.

Response - State Licensing

Response's laboratories operated in conjunction with certain IMPACT Centers are registered with the U.S. Food & Drug Administration and are certified pursuant to the Clinical Laboratory Improvement Amendments of 1988. In addition, Response maintains pharmacy licenses for all IMPACT Centers having self-contained pharmacies, and state health care facility licenses, where required.

Response - Reimbursement and Cost Containment

Approximately 50% of the net revenue of Response's practice management division and less than five percent of the revenue of Response's IMPACT division is derived from payments made by government sponsored health care programs (principally, Medicare and Medicaid). As a result, any change in reimbursement regulations, policies, practices, interpretations or statutes could adversely affect the operations of Response. In recent years, the federal government has sought to constrain the growth of spending in the Medicare and Medicaid programs. Through the Medicare program, the federal government has implemented a resource-based relative value scale (RBRVS) payment methodology for physician services. RBRVS is a fee schedule that, except for certain geographical and other adjustments, pays similarly situated physicians the same amount for the same services. The RBRVS is adjusted each year and is subject to increases or decreases at the discretion of Congress. The implementation of RBRVS may result in reductions in payment rates for procedures provided by physicians under current contract with Response. RBRVS-type payment systems have also been adopted by certain private third party payors and may become a predominant payment methodology. A broader implementation of such programs would reduce payments by private third party payors and could indirectly reduce Response's operating margins to the extent that the cost of providing management services related to such procedures could not be proportionately reduced. To the extent Response's costs increase, Response may not be able to recover such cost increases from government reimbursement programs. In addition, because of cost containment measures and market changes in non-governmental insurance plans, Response may not be able to shift cost increases to non-governmental payors. Response expects a reduction from historical levels in per patient Medicare revenue received by certain of the physician groups with which Response contracts; however, Response does not believe such reductions would, if implemented, result in a material adverse effect on Response.

In addition to current governmental regulation, the Clinton Administration and several members of Congress have proposed legislation for comprehensive reforms affecting the payment for and availability of health care services. Aspects of certain of such health care proposals, such as reductions in Medicare and Medicaid payments, if adopted, could adversely affect Response. Other aspects of such proposals, such as universal health insurance coverage and coverage of certain previously uncovered services, could have a positive impact on Response's business. It is not possible at this time to predict what, if any, reforms will be adopted by Congress or state legislatures, or when such reforms would be adopted and implemented. As health care reform progresses and the regulatory environment accommodates reform, it is likely that changes in state and federal regulations will necessitate modifications to Response's agreements and operations. While Response believes it will be able to restructure in accordance with applicable laws and regulations, Response cannot assure that such restructuring in all cases will be possible or profitable.

Rates paid by private third party payors, including those that provide Medicare supplemental insurance, are based on established physician, clinic and hospital charges and are generally higher than Medicare payment rates. Changes in the mix of Response's patients among the non-governmental payors and government sponsored health care programs, and among different types of non-government payor sources, could have a material adverse effect on Response.

Response - Employees

As of March 1, 1997, Response employed approximately 500 persons, approximately 400 of whom were full-time employees. Under the terms of the Service Agreements with the affiliated physician groups, Response is responsible for the practice compensation and benefits of the groups' non-physician medical personnel. No employee of Response or of any affiliated physician group is a member of a labor union or subject to a collective bargaining agreement. Response believes that its labor relations are good.

LABONE, INC.

LabOne provides clinical testing services to the healthcare industry to aid in the diagnosis and treatment of patients. LabOne operates only one highly automated and centralized laboratory, which LabOne believes has significant economic advantages over other conventional laboratory competitors. LabOne markets its clinical testing services to the payers of healthcare-insurance companies and self-insured groups. LabOne does this through Lab Card(trademark), a Laboratory Benefits Management (LBM) program.

The Lab Card Program provides laboratory testing at reduced rates as compared to traditional laboratories. It uses a unique benefit design that shares the cost savings with the patient, creating an incentive for the patient to help direct laboratory work to LabOne. Under the Program, the patient incurs no out-of-pocket expense when the Lab Card is used, and the insurance company or self-insured group receives substantial savings on its laboratory charges.

LabOne is certified by the Substance Abuse and Mental Health Services Administration (SAMHSA) to perform substance abuse testing services for federally regulated employers and is currently marketing these services throughout the country to both regulated and nonregulated employers. LabOne's rapid turnaround times and multiple testing options help clients reduce downtime for affected employees and meet mandated drug screening guidelines.

LabOne's Clinical Patient Testing

LabOne began offering laboratory testing services to the healthcare industry in 1994. Clinical laboratory tests are generally requested by physicians and other healthcare providers to diagnose and monitor diseases and other medical conditions through the detection of substances in blood and other specimens. Laboratory testing is generally categorized as either clinical testing, which is performed on bodily fluids including blood and urine, or anatomical pathology testing, which is performed on tissue. Clinical and anatomical pathology tests are frequently performed as part of regular physical examinations and hospital admissions in connection with the diagnosis and treatment of illnesses. The most frequently requested tests include blood chemistry analyses, blood cholesterol level tests, urinalysis, blood cell counts, PAP smears and AIDS-related tests.

Clinical specimens are collected at the physician's office or other specified sites. LabOne's couriers pick up the specimens and deliver them to local airports for express transport to the Kansas laboratory. Specimens are coded for identification and processed. LabOne's testing menu includes the majority of tests requested by its clients. Tests not performed in-house are sent to reference laboratories for testing, and results are entered into LabOne's computer system along with all other completed results.

LabOne has established the Lab Card (trademark) Program, as well as alliances with major healthcare providers, as vehicles for delivering out-patient laboratory services. The Lab Card Program is marketed to healthcare payers (self-insured groups and insurance companies), allowing them to avoid price mark-ups and cost shifting. With the Program, companies save substantially on their outpatient laboratory testing, and patients pay no out-of-pocket fees when they use their Lab Card.

LabOne's Substance Abuse Testing Services

LabOne markets substance abuse testing to Fortune 1000 companies, third party administrators and occupational health providers. Certification by SAMHSA enables LabOne to offer substance abuse testing services to federally regulated industries. There are presently 70 laboratories that are SAMHSA certified.

Specimens for substance abuse testing are typically collected by independent agencies who use LabOne's forms and collection supplies. Specimens are sealed with bar-coded, tamper-evident seals and shipped overnight to LabOne. Automated systems monitor the specimens throughout the screening and confirmation process. Negative results are available immediately after testing is completed. Initial positive specimens are verified by the gas chromatography/mass spectrometry method, and results are generally available within 24 hours. Results can be transmitted electronically to the client's secured computer, printer or fax machine, or the client can use LabOne's LabLink Dial-In software to retrieve, store, search and print its drug testing results.

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

Pyramid entered bankruptcy proceedings in early October 1995 as a result of an adverse $6 million judgment entered in a lawsuit against Pyramid. Pyramid's bankruptcy proceedings are expected to be finalized in 1997. The impact on Registrant's results of operations was the September 1995 write-off of Registrant's investment in Pyramid by recording a pre-tax expense of approximately $3.3 million and a corresponding tax benefit of $2.1 million resulting in an after-tax $1.2 million charge to earnings. See Item 7 and
Note 1 of Notes to Consolidated Financial Statements for additional information.


                           INSURANCE SERVICES

The following businesses are considered to be in the insurance services segment: LabOne, Inc. (the insurance segment), Agency Premium Resource, Inc. (APR), and International Underwriting Services, Inc. (IUS). APR and IUS were sold during 1995.

LABONE, INC.

The Registrant's laboratory testing activities are conducted through LabOne, Inc. (LabOne), a subsidiary which was 82% owned by the Registrant and 18% publicly held at December 31, 1996. LabOne is a publicly-traded stock (NASDAQ-LABS). LabOne, together with its wholly-owned subsidiary, Lab One Canada Inc., hereinafter collectively referred to as LabOne, is the largest provider of laboratory services to the insurance industry in the United States and Canada. In 1994, LabOne expanded its testing offerings to include the healthcare market. LabOne provides high-quality laboratory services to self-insured groups, insurance companies and physicians nationwide.

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

LabOne also provides clinical testing services to the healthcare industry to aid in the diagnosis and treatment of patients. Additionally, LabOne is certified by the Substance Abuse and Mental Health Services Administration (SAMHSA) to perform substance abuse testing services for federally regulated employers and is currently marketing these services throughout the country to both regulated and nonregulated employers. See the Healthcare Segment for additional information regarding LabOne's clinical and substance abuse testing services.

LabOne's Insurance Applicant Testing

In order to establish the appropriate level of premium payments or to determine whether to issue a policy, an insurance company requires objective means of evaluating the insurance risk posed by policy applicants. Because decisions of this type are based on statistical probabilities of mortality and morbidity, an insurance company generally requires quantitative data reflecting the applicant's general health. Standardized laboratory testing, tailored to the needs of the insurance industry and reported in a uniform format, provides an insurance company with an efficient means of evaluating the mortality and morbidity risks posed by policy applicants. The use of standardized blood, urine and oral fluid testing has proven a cost-effective alternative to individualized physician examinations, which utilize varying testing procedures and reports.

LabOne's insurance testing services consist of certain specimen profiles that provide insurance companies with specific information that may indicate liver or kidney disorders, diabetes, the risk of cardiovascular disease, bacterial or viral infections and other health risks. LabOne also offers tests to detect the presence of antibodies to human immunodeficiency virus (HIV). Standardized laboratory testing can also be used to verify responses on a policy application to such questions as whether the applicant is a user of tobacco products, certain controlled substances or certain prescription drugs. Insurance companies generally offer a premium discount for nonsmokers and often rely on testing to determine whether an applicant is a user of tobacco products. Cocaine use has been associated with increased risk of accidental death and cardiovascular disorders, and as a result of the increasing abuse in the United States and Canada, insurance companies are testing a greater number of policy applicants to detect its presence. Therapeutic drug testing also detects the presence of certain prescription drugs that are being used by an applicant to treat a life-threatening medical condition that may not be revealed by a physical examination.

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

Starting in 1996, LabOne introduced a one-day service guarantee on oral fluid and urine HIV specimen results. LabOne also offers LabOne Net, a combination network/software product that provides a connection for insurance underwriters for ordering, delivery and management of risk assessment information such as laboratory results, motor vehicle reports and other applicant information.

The following table summarizes LabOne's revenues from services provided to the insurance and healthcare (clinical and substance abuse testing) markets:

                                    Year ended December 31,
                              1996             1995            1994
                           ------------    ------------    ------------
                                     (Dollars in thousands)

Insurance                  $ 50,801  85%    $ 52,544  92%   $ 60,260   99%
Healthcare                    8,631  15%       4,485   8%        466    1%
                             ------           ------          ------
   Total                   $ 59,432         $ 57,029        $ 60,726
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

As a result of the number of tests it has performed over the past several years, LabOne has compiled and maintains a large statistical database of test results. These summary statistics are useful to the actuarial and underwriting departments of an insurance client in comparing that client's test results to the results obtained by LabOne's entire client base. Company-specific and industry-wide reports are frequently distributed to clients on subjects such as coronary risk analysis, cholesterol and drugs of abuse.

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

LabOne - Regulatory Affairs/Quality Improvement

The objective of the Regulatory Affairs/Quality Improvement department is to ensure that accurate and reliable test results are released to clients. This is accomplished by incorporating both internal and external quality assurance programs in each area of the laboratory. In addition, quality assurance specialists share the responsibility with all LabOne employees of an ongoing commitment to quality and safety in all laboratory operations. Internal quality and education programs are designed to identify opportunities for improvement in laboratory services and to meet all required safety training and education issues. These programs help ensure the reliability and confidentiality of test results.

Procedure manuals in all areas of the laboratory help maintain uniformity and accuracy and meet regulatory guidelines. Tests on control samples with known results are performed frequently to maintain and verify accuracy in the testing process. Complete documentation provides record keeping for employee reference and meets regulatory requirements. All employees are thoroughly trained to meet standards mandated by OSHA in order to maintain a safe work environment. Superblind(trademark) controls are used to challenge every aspect of service at LabOne from specimen arrival through final billing. Approximately 2,000 samples are prepared and submitted anonymously each month. These samples are especially designed to challenge testing, handling and reporting procedures. Specimens requiring special handling are evaluated and verified by control analysis personnel. A computer edit program is used to review and verify clinically abnormal results, and all positive HIV antibody and drugs-of-abuse records. As an external quality assurance program, LabOne participates in a number of proficiency programs established by the College of American Pathologists
(CAP), the American Association of Bioanalysts and the Centers for Disease Control. Only three to five percent of accredited laboratories receive no deficiencies for any one on-site inspection performed by CAP. LabOne received no deficiencies on the last two CAP inspections.

LabOne is licensed under the Clinical Laboratory Improvement Amendments
(CLIA) of 1988. LabOne has additional licenses for HIV and substance abuse testing from the State of Kansas and all other states where such licenses are required. LabOne is certified by SAMHSA to perform testing to detect drugs of abuse in federal employees and in workers governed by federal regulations.

LabOne - Technology Development

The technology development department evaluates new commercially available tests and technologies or develops new assays and compares them to competing products in order to select the most accurate laboratory procedures. Additionally, LabOne's scientists present findings to LabOne's clients to aid them in choosing the best tests available to meet their requirements. Total technology development expenditures are not considered significant to LabOne as a whole.

LabOne - Sales and Marketing

LabOne's client base currently consists primarily of insurance companies in the United States and Canada. LabOne believes that its ability to provide prompt and accurate results on a cost-effective basis and its responsiveness to customer needs have been important factors in servicing existing business.

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

The sales representatives for the clinical industry are experienced in the healthcare benefit market or clinical laboratory-related fields and currently work in the geographic areas which they represent. Marketing efforts are directed at insurance carriers, self-insured employers and trusts, and other organizations nationwide.

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

LabOne - Competition

LabOne believes that the insurance laboratory testing market is approximately a $100 million industry. LabOne currently controls over half the market. LabOne has maintained its market leadership through the client relationships that it has developed over its 25-year history, its reputation for providing quality products and services at competitive prices, and its battery of tests which are tailored specifically to an insurance company's needs. LabOne has three other main competitors, Osborn Laboratories, Inc., Clinical Reference Laboratory and GIB Laboratories, Inc. Effective January 30, 1997, LabOne acquired certain assets, including customer lists, of GIB Laboratories, Inc., a subsidiary of Prudential Insurance Company of America. Concurrently, Prudential's Individual Insurance Group agreed to use LabOne as its exclusive provider of risk assessment testing services. At the time of the purchase, GIB served approximately 5% of the insurance laboratory testing market.

The insurance testing industry continues to be highly competitive. The primary focus of the competition has been on pricing. This continued competition has resulted in a decrease in LabOne's average price per test. It is anticipated that prices may continue to decline in 1997.

The clinical laboratory testing market is a $40 billion industry which is highly fragmented and very competitive. LabOne faces competition from numerous independent clinical laboratories and hospital- or physician-owned laboratories. Many of LabOne's competitors are significantly larger and have substantially greater financial resources than LabOne. Through the use of Lab Card, LabOne is working to establish a solid client base in this environment.

LabOne's business plan is to be the premier low-cost provider of high-quality laboratory services to self-insured employers and insurance companies in the healthcare market. LabOne feels that its superior quality and centralized, low-cost operating structure enable it to compete effectively in this market.

LabOne competes in the substance abuse testing market nationwide. LabOne's major competitors are the three major clinical chains, Laboratory
Corporation of America, Quest Diagnostics and Smith Kline Beecham
Laboratories, who collectively constitute approximately two-thirds of the substance abuse testing market.

LabOne - Foreign Markets

Lab One Canada Inc. markets insurance testing services to Canadian clients, with laboratory testing performed in the United States. The following table summarizes the revenue, profit and assets applicable to LabOne's domestic operations and its subsidiary, Lab One Canada, Inc.


                                        Year ended December 31,
                                    1996         1995          1994 *
                                    ----         ----          ----
                                           (In millions)

Sales:
   United States                   $53.0         $50.8         $53.0
   Canada                            6.4           6.2           7.7

Operating Profit:
   United States                     2.5           2.1           5.8
   Canada                            0.7           0.3           1.1

Identifiable Assets:
   United States                    62.0          64.3          71.3
   Canada                            2.7           5.7           5.5

* 1994 data includes restructuring charges of $1.6 million.


LabOne - Employees

As of March 1, 1997, LabOne had 566 full-time employees, representing an increase of 57 employees from the same time in 1996. None of LabOne's employees are represented by a labor union. LabOne believes its relations with employees are good.

AGENCY PREMIUM RESOURCE, INC.

Agency Premium Resource, Inc. (APR) was an insurance premium finance company serving independent insurance agents. APR provided premium financing for the commercial customers of these independent insurance agents. On May 31, 1995, Seafield sold APR. See Item 7 and Note 1 to Consolidated Financial Statements for additional information.

INTERNATIONAL UNDERWRITING SERVICES, INC.

International Underwriting Services, Inc. (IUS) offered turnkey policyholder and underwriting services. This subsidiary operated only within the life and health insurance industry and provided some or all of the following services to its customers: product design, underwriting of applicants, policy issuance, policy service, premium collection and payment of commissions. On July 17, 1995, Seafield sold IUS. See Item 7 and Note 1 to Consolidated Financial Statements for additional information.


                                OTHER BUSINESSES

BMA RESOURCES, INC.

BMA Resources, Inc. (Resources) held the Registrant's energy investments at December 31, 1996. No new energy investments are being made, and it has been the Registrant's intent to maximize cash flow from Resources to be deployed in healthcare and insurance services. The investments include oil and gas working interests (all of which had been sold by June 1996), oil and gas partnerships and a stock investment in an unconsolidated affiliate. The oil and gas primarily consisted of partnership interests in Texas gulf coast oil and gas wells and leasehold interests. Resources has an approximate 32.5% equity interest in Syntroleum Corporation (Syntroleum).

Syntroleum is the developer and owner of a patented process and several related proprietary technologies (Syntroleum(registered trademark) Process) for the conversion of natural gas into synthetic liquid hydrocarbons which can be further processed into fuels such as diesel, kerosene (used by jet aircraft) and naphtha and related non-fuel chemical feedstocks and lubricants. Syntroleum is currently engaged in negotiations for the licensing of the Syntroleum(registered trademark) Process with major oil companies. Because Syntroleum continues to be in the developmental phase of its operations, no assurances can be given that it will be able to successfully conclude any license or agreement on a favorable basis or that a commercially viable Syntroleum(registered trademark) Process plant will be constructed and successfully operated.


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


REAL ESTATE

At December 31, 1996, the Registrant held real estate through a wholly-owned subsidiary, Scout Development Corporation. Real estate holdings as of December 31, 1996 consisted of approximately 1,160 acres of partially developed and undeveloped land in six locations, three residential development projects, a multi-story parking garage and a community shopping center. Real estate assets are located in the following states: Florida, Kansas, Nevada, New Mexico, Texas, and Wyoming, all of which are listed for sale.

In 1992, the Registrant's board of directors approved a plan to discontinue real estate operations. As a result of this decision, a $6 million after-tax loss provision for estimated write-downs and costs through final disposition was included in the discontinued real estate's 1992 loss. Additional after-tax losses of $2.9 million, $6.6 million, and $1.5 million were recorded in 1994, 1995, and 1996, respectively. These losses resulted from changes in estimated net realizable value based upon management's analysis of recent sales transactions and other current market conditions. See Item 7 and Note 13 of Notes to Consolidated Financial Statements for additional information concerning discontinued real estate operations.

The location and use of each majority owned property is as follows:
Houston, TX - 370 acres and 37 lots; Ft. Worth, TX - 761 acres; Olathe, KS
- 16 acres; Juno Beach, FL - 6 units; and Santa Fe, NM - 25 units. In addition, the Registrant has a 49.9% investment in a joint venture that owns a shopping center and 14 acres of undeveloped land in Gillette, Wyoming.

Only two properties, one of which is 100% owned and the 49.9% joint venture referenced above, are categorized as commercial properties. Registrant's net asset value of these two projects at December 31, 1996 was $2.8 million.

The 100% owned commercial property consists of an 850-space parking garage located in downtown Reno, Nevada. The building contains a total of 144,500 square feet of leasable parking space. Parking revenue totaled approximately $595,000 or $700 per space or $4.12 per square foot in 1996. In addition, 8,258 square feet located on the ground floor of the garage is leased to a retail tenant under a 15-year lease. Revenue from the retail lease during 1996 was $133,800 or $16.20 per square foot. In addition to basic rent, the retail tenant is responsible for its prorata share of real estate taxes and insurance. During 1996, $5,400 was collected from the retail tenant for taxes and insurance.

The joint venture commercial property consists of a retail shopping center containing approximately 163,000 square feet of net leaseable area. At the end of 1996, the center was 88% occupied. Rental revenue totaled $733,000 for 1996. The average annual gross rental per occupied square foot was $5.62. In addition to rental revenue, tenants are responsible for their share of common area maintenance (CAM). During 1996, CAM collections from tenants totaled $83,000.

Information regarding real estate debt is summarized in Note 13 of the Notes to Consolidated Financial Statements. The detailed information is as follows:

                                                               Balance at
      Property             Description   Rate    Maturity       12-31-96
--------------------------------------------------------------------------
                                                             (In thousands)
Gillette, WY shopping center   IRB     2.9%-4.55%  2016         $ 6,170
Olathe, KS vacant land       Mortgage    8.625%    1997           1,194
                                                                 ------
    Total                                                       $ 7,364
                                                                 ======

In management's opinion, the real estate properties are adequately covered by insurance with coverages for real and personal property, commercial general liability, commercial crime, garagekeepers legal liability, earthquake, flood, windstorm and hail.

On March 3, 1997, Seafield distributed to its shareholders all of the outstanding shares of common stock of its wholly-owned subsidiary, SLH Corporation (SLH). In connection with this distribution and pursuant to a Distribution Agreement between Seafield and SLH, Seafield transferred its real estate and energy businesses and miscellaneous assets and liabilities, including two wholly-owned subsidiaries, Scout Development Corporation (Scout) and BMA Resources, Inc. (Resources), to SLH. Additionally, SLH assumed liabilities relating to the transfer assets as well as certain contingent Seafield liabilities, including Seafield's liability for disputed income taxes which the Internal Revenue Service claims to be owed by Seafield for its 1986-1990 tax years and which the State of California claims to be owed for the 1987-1989 years. See Item 3 and Note 3 to Consolidated Financial Statements for additional information.

As a result of the distribution, Seafield`s principal assets consist of its stock holdings in LabOne and Response. See Note 5 to Consolidated Financial Statements for additional information.



ITEM 2.  PROPERTIES.

Properties of Registrant

Registrant had a long-term lease for approximately 13,674 square feet of office space at 2600 Grand Boulevard in the Crown Center complex in Kansas City, Missouri. This lease, which began April 1, 1992, is for a ten year term with a right to cancel after seven years. Registrant's previously owned real estate subsidiary held diversified types of properties for sale or investment purposes in various geographical locations. In certain cases, projects were developed on a joint venture basis with one or more joint venture partners. Title to property in such cases may be held jointly with such partners or in the name of the venture. Rights and obligations with respect to such properties are governed by the terms of the joint venture agreement. Registrant's real estate is described in greater detail in Items 1 and 7 and Schedule III. The Registrant and subsidiaries lease office space, equipment, land and buildings under various noncancelable leases that expire over the next several years. See
Note 8 of the Notes to Consolidated Financial Statements for additional lease information.

On March 3, 1997, Registrant distributed to its shareholders the stock of SLH Corporation (SLH). In connection with this distribution, Registrant transferred the office lease and the real estate subsidiary and other assets and liabilities to SLH, subject to SLH agreeing to make necessary office space available to the Registrant in the 2600 Grand Blvd. location to the extent necessary to permit the Registrant to conduct its operations. See Items 1 and 7 and Note 5 to Consolidated Financial Statements for additional information regarding the SLH distribution.


















ITEM 3.  LEGAL PROCEEDINGS.


In 1986, a lawsuit was initiated in the Circuit Court of Jackson County, Missouri by Seafield's former insurance subsidiary (i.e., Business Men's Assurance Company of America) against Skidmore, Owings & Merrill ("SOM") which is an architectural and engineering firm, and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the removal and replacement costs had been incurred prior to the sale of the insurance subsidiary, Seafield negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment granted in 1992 in favor of Seafield; the Court of Appeals remanded the case to the trial court for a jury trial limited to the question of whether or not the applicable statute of limitations barred the claim. The Appeals Court also set aside $1.7 million of the judgment originally granted in 1992. In July 1996, this case was retried to a judge. On January 21, 1997, the judge entered a judgment in favor of Seafield. The amount of that judgment, together with interest is approximately $5.8 million. Although the judgment has been appealed, counsel for the Company expects that it will be difficult for the defendants to cause the judgment to be reversed. The final outcome is not expected for at least another year. Settlement arrangements with other defendants have resulted in payments to plaintiff which have offset legal fees and costs to date of approximately $478,000. Future legal fees and costs can not reliably be estimated. Pursuant to the Distribution Agreement, this matter was assigned to SLH Corporation.

In 1988, a lawsuit was initiated in the United States District Court for the District of New Mexico against Seafield's former insurance subsidiary by Lyon Development Company and Jeanne Lyon, d/b/a Lyon and Associates Realty, its former partners in the Quail Run real estate project in Santa Fe, New Mexico. The plaintiffs alleged that the project partnership agreement was improperly terminated, thus denying them an ongoing interest in the project, and the loss of their exclusive real estate brokerage arrangement. The plaintiffs were seeking approximately $11 million in actual damages and unspecified punitive damages based upon alleged breaches of contract and fiduciary duty and economic compulsion. After a trial in July 1994, the jury returned a verdict absolving Seafield of any liability. Subsequent to the trial, the judge awarded Seafield approximately $250,000 in connection with marketing expenses which the plaintiffs were to have repaid, and approximately $64,000 in legal costs, with interest until paid. Total legal fees and costs incurred by Seafield and its former insurance subsidiary have aggregated approximately $3.6 million. In February 1996, the United States Court of Appeals for the Tenth Circuit affirmed the jury's verdict in Seafield's favor, reversed the trial judge's award for marketing expenses, and affirmed the trial judge's award of legal costs. The plaintiffs did not seek a rehearing or review of the Appeals Court affirmation of the verdict. In April 1996, plaintiffs paid the legal costs awarded by the trial judge and affirmed by the Court of Appeals (approximately $68,000, including interest). Because the Quail Run project was retained by Seafield in connection with the sale of its former insurance subsidiary, Seafield defended the lawsuit under an indemnification arrangement with the purchaser of the former insurance subsidiary; all costs incurred and any judgments rendered in favor of the plaintiff have been for the account of Seafield.

In the opinion of management, after consultation with legal counsel and based upon current available information, none of these lawsuits is expected to have a material adverse impact on the consolidated financial position or results of operations of Seafield.

Seafield has received notices of proposed adjustments (Revenue Agent's Reports) from the Internal Revenue Service (IRS) with respect to 1986-1990 federal income taxes. These notices claim total federal income taxes due for the entire five year period in the approximate net amount of $13,867,000, exclusive of interest thereon.

The substantive issues raised in these notices for the years 1986-1990 are primarily composed of the former television subsidiaries' amortization of film rights, the sale of the stock of a former television station, certain insurance company tax issues and a $27 million loss on the sale of a real estate partnership interest.

The IRS' denial of film right amortization equates to approximately $10.5 million of the $13.9 million in additional taxes; provided that if the IRS were to prevail on the amortization issues, the tax basis in the television stations would be increased. This would have the effect of reducing income taxes in connection with the stations' sales; all have been sold.

With respect to the loss on the sale of the real estate partnership interest, the IRS has claimed that the sale did not occur during 1990, but rather occurred after 1991. If the sale did not occur in 1990, then 1990 losses could not be carried back to 1987, to reduce Seafield's significant taxable income in 1987.

Seafield has filed protests regarding the 1986-1990 notices of proposed adjustments. Seafield is currently pursuing a compromise with the Appeals Division of the IRS for the 1986-1989 years. The 1990 issues have not yet been formally addressed at the Appeals Division but Seafield is advised by IRS representatives that tax issues in all years under audit will be addressed together. Resolution of these tax disputes may reasonably be expected, but is not certain, during 1997.

In December 1996, the California state auditor sent Seafield an audit report covering the 1987-1989 taxable years. The State of California has determined to include, as a "unitary taxpayer," all majority owned non-life insurance subsidiaries and joint ventures of Seafield. The auditor's report has been forwarded to the California Franchise Tax Board for action. The total amount of California state income taxes due for the 1987-1989 years is expected to be approximately $750,000. An accrual for the tax and approximately $1 million of interest is included in Seafield's financial statements at December 31, 1996. Pursuant to the Distribution Agreement, SLH Corporation assumed all potential tax liabilities and interest thereon regarding the California audit for the 1987-1989 tax years.

Pursuant to the Distribution Agreement, SLH Corporation assumed from Seafield all of the contingent tax liabilities described above and acquired all rights to refunds, plus any interest related to these tax years. SLH Corporation also assumed all contingent liabilities and refunds related to any issues raised by the IRS for the years 1986-1990 whose resolution may extend to tax years beyond the 1990 tax year. Seafield believes that adequate accruals for these income tax liabilities have been made in the accompanying consolidated financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None.

                EXECUTIVE OFFICERS OF REGISTRANT.

Following is a list of all executive officers of Registrant as of March 1, 1997, together with certain related information. There are no arrangements or understandings among any such persons and any other persons pursuant to which any was selected as an officer. All such persons serve at the discretion of the board of directors.
                                                        Served as Executive
                                                           Officer with
Name            Age    Position with Registrant           Registrant Since
---------------------------------------------------------------------------
S.K. Fitzwater   50   Vice President, Chief Accounting              1990
                      Officer and Secretary (see note 1 below)

W.T. Grant II    46   Chairman and Chief Executive Officer          1980
                      (see note 2 below)

P.A. Jacobs      55   President and Chief Operating Officer         1980
                      (see note 3 below)

J.R. Seward      44   Executive Vice President and                  1989
                      Chief Financial Officer (see note 4 below)

J.T. Clark       41   President and Chief Executive Officer         1996
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

     5.  Response Oncology, Inc. (Response) is 67% owned by the
         Registrant. Effective February 1996, Registrant's board of directors designated Joseph T. Clark as an Executive Officer of Registrant because Response was determined to constitute a principal business unit of Registrant and Mr. Clark became Chief Executive Officer of Response in January 1996. Mr. Clark is not a corporate officer of Registrant. Mr. Clark is President and Chief Executive Officer of Response. Prior to 1996, Mr. Clark served as Response's President since February 1993. Mr. Clark was formerly the Executive Vice President and Chief Operating Officer of Response from May 1989 to February 1993 and Secretary of Response from September 1988 to February 1993.






                                   PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

Registrant's common stock is traded in the national over-the-counter market and is listed in the NASDAQ National Market System maintained by the National Association of Securities Dealers. As of March 7, 1997, the outstanding shares were held by 1,929 stockholders of record. High and low sales prices for each quarter of 1996 and 1995 are included in the table of quarterly financial data in Note 14 of the Notes to Consolidated Financial Statements. Also set forth in the table are quarterly dividends paid per share. Registrant's payment of future dividends will be at the discretion of its board of directors and can be expected to be dependent upon a number of factors, including future earnings, financial condition, cash needs and general business conditions. The dividend-paying capabilities of subsidiaries may be restricted as to their transfer to the parent company.



ITEM 6.  SELECTED FINANCIAL DATA

December 31,                 1996      1995      1994      1993      1992
--------------------------------------------------------------------------
                          (In thousands except share and per share amounts)

REVENUES                $  129,232   119,544   124,278   129,867   111,332
                           ===============================================

OPERATING EARNINGS
Earnings (loss) from
  continuing operations $   (3,544)     (748)   (1,872)    5,618     4,168
Loss from discontinued
  real estate operations    (1,452)   (6,600)   (2,904)      --     (7,214)
Gain on disposal of
  discontinued insurance
  operations                   --        --        --        --      4,265
Cumulative effect to
  January 1, 1992 of
  change in method of
  accounting for
  income taxes                 --        --        --        --      3,352
                           -----------------------------------------------
Net earnings (loss)     $   (4,996)   (7,348)   (4,776)    5,618     4,571
                           ===============================================

PER SHARE OF COMMON STOCK
Earnings (loss) from
  continuing operations $     (.55)     (.12)     (.29)      .82       .55
Loss from discontinued
  real estate operations      (.22)    (1.02)     (.46)       --      (.95)
Gain on disposal of
  discontinued insurance
  operations                    --        --        --        --       .56
Cumulative effect of
  accounting change             --        --        --        --       .44
                           -----------------------------------------------
Net earnings (loss)     $     (.77)    (1.14)     (.75)      .82       .60
                           ===============================================
Cash dividends          $     1.20      1.20      1.20      1.20      1.20
Book value              $    26.84     28.96     31.50     33.52     34.00

Average shares
  outstanding            6,481,943           6,374,952           7,589,043
  during the year                  6,454,068           6,847,559

Shares outstanding       6,483,934           6,378,261           6,706,165
  end of year                      6,461,061           6,733,245

Total assets            $  288,676   211,516   245,387   273,570   280,514
Long-term debt          $   39,611       --          8        18     1,013



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

Introductory remarks about results of operations

Seafield Capital Corporation's (Seafield or Registrant) principal assets consist of majority ownership of LabOne, Inc. (LabOne) and Response Oncology, Inc. (Response). Additionally Seafield had investments in real estate, energy businesses and miscellaneous assets. On March 3, 1997, Seafield distributed to its shareholders all of the outstanding shares of common stock of its wholly-owned subsidiary, SLH Corporation (SLH). In connection with this distribution and pursuant to a Distribution Agreement between Seafield and SLH, Seafield transferred its real estate and energy businesses and miscellaneous assets and liabilities to SLH. The spinoff was accounted for as a 1997 dividend with no gain or loss recognition. As a result of the distribution, Seafield's principal assets consist of its stock holdings in LabOne and Response. See Item 1 and Note 5 to Consolidated Financial Statements for additional information.



1996 Compared to 1995

Healthcare Services Segment:

The following businesses are included in 1996's healthcare services segment: an comprehensive cancer management company and the clinical and substance abuse laboratory testing services. During 1995's first nine months, the radiopharmaceuticals and related nuclear medicine services were also included in the healthcare services segment.

Response Oncology, Inc. (Response), a 56%-owned subsidiary of Seafield at December 31, 1996, is a publicly-traded company (NASDAQ-ROIX). On February 26, 1997, Seafield converted its Response note receivable and accrued interest into Response common stock. The conversion increased Seafield's ownership to approximately 67% of Response shares outstanding.

Response is a comprehensive cancer management company. Response provides advanced cancer treatment services through outpatient facilities known as IMPACT Centers under the direction of practicing oncologists; owns the assets of and manages the business aspects of oncology practices; and conducts clinical cancer research on behalf of pharmaceutical manufacturers. Approximately 350 medical oncologists are associated with Response through these programs.

In 1990, Response began development of a network of specialized IMPACT Centers to provide complex outpatient chemotherapy services under the direction of practicing oncologists. The majority of the therapies provided at the IMPACT Centers entail the administration of high-dose chemotherapy coupled with peripheral blood stem cell support of the patient's immune system. At December 31, 1996, Response's network consisted of 47 IMPACT Centers, including 24 wholly-owned, 12 managed programs, and 11 owned and operated in joint venture with a host hospital. Prior to January 1996, Response derived substantially all of its revenues from outpatient cancer treatment services through reimbursements from third party payors on a fee-for-service or discounted fee-for-service basis.

During 1996, Response executed a strategy of practice management diversification which included the affiliation of 38 physicians in 10 medical oncology practices in Florida and Tennessee. Response has successfully achieved deep geographic penetration in those markets believing that significant market share is crucial to achieving efficiencies, revenue enhancements, and marketing of complete cancer services to diverse payors including managed care. Pursuant to Service Agreements, Response provides management services that extend to all nonmedical aspects of the operations of the affiliated practices. Response is responsible for providing facilities, equipment, supplies, support personnel, and management and financial advisory services.

In its practice management relationships, Response has predominantly used two models of Service Agreements: (i) an "adjusted net revenue" model; and
(ii) a "net operating income" model. Service Agreements utilizing the adjusted net revenue concept provide for the payment by the physician group out of practice net revenue, in the following order of payment (A) physician retainage (i.e. physician compensation, benefits, and prerequisites, including malpractice insurance) of between 24% and 50% of net revenue (Physician Expense); (B) a clinic expense portion of the management fee (the Clinic Expense Portion) equal to the aggregate actual practice operating expenses exclusive of Physician Expense; and (C) a base service fee portion (the Base Fee) of between 8.7% and 29.5% of net revenue. In the event that net revenue is insufficient to pay all of the foregoing in full, then the Base Fee is first reduced, followed by the Clinic Expense Portion of the management fee, and finally, physician retainage, therefore effectively shifting all operating risk to Response. In each Service Agreement utilizing the adjusted net revenue model, Response is entitled to a Performance Fee generally equal to 50% of Annual Surplus, defined as the excess of practice revenue over the sum of Physician Retainage, the Clinic Expense Portion, and the Base Fee.

Service Agreements utilizing the net operating income model provide for a management fee equal to the sum of Clinic Expense Portion (see preceding paragraph) plus a percentage (the Percentage Portion), ranging from 20% to 40%, of the net operating income of the practice (defined as net revenue minus practice operating expenses). In those practice management relationships utilizing the net operating income model Service Agreement, Response and the physician group share the risk of expense increases and revenue declines, but likewise share the benefits of expense savings, economies of scale and practice enhancements.

Each Service Agreement contains a liquidated damages provision binding the physician practice and the principals thereof in the event the Service Agreement is terminated "for cause" by Response. The liquidated damages are a declining amount, equal in the first year to the purchase price paid by Response for practice assets and declining over a period of between 5 and 17.5 years. Principals are relieved of their individual obligations for liquidated damages only in the event of death, disability, or retirement at a predetermined age.


Response recorded net earnings of $900,000 for the year ended December 31, 1996, compared to net earnings of $2.3 million for the year ended December 31, 1995. Response's net revenue increased 52% to $67.3 million compared to $44.3 million for the year ended December 31, 1995. Net revenue from patient services decreased $400,000 from $33.8 million in 1995 to $33.4 million in 1996. Several jointly-owned IMPACT Centers became operational during 1996 that minimized the effect of the closure of three wholly-owned IMPACT Centers. These sites were closed due to affiliations by referring physicians with another physician practice management company prior to Response establishing its own practice management alternative for oncologists. Practice management service fees from affiliations consummated beginning in January 1996 were $19.3 million or 84% of the overall increase in net revenue. Additionally, pharmaceutical sales to physicians increased $3.7 million from $9.8 million in 1995 to $13.5 million in 1996. Practice management service fees and pharmaceutical sales to physicians both carry a lower operating margin than Response's traditional patient service revenue.

Response's EBITDA (earnings before interest, taxes, depreciation and amortization) increased $3.3 million or 80% to $7.4 million for the year ended December 31, 1996, in comparison to $4.1 million for the year ended December 31, 1995. The increase is primarily due to the increase in revenues related to the management service agreements with affiliated physicians. EBITDA is a measure of cash flow used by management in the day-to-day operations of the business. It is not intended to serve as a substitute for operating income. Response's net earnings, however, reflect significant non-cash expenses related to the amortization of the costs of the Service Agreements.

Response's operating expenses increased $18.9 million, or 57%, from $32.9 million in 1995 to $51.8 million in 1996. Operating expenses consist primarily of payroll costs, pharmaceutical and laboratory expenses, medical director fees, rent expense, and other operational costs. Operating expenses as a percentage of net revenue were 77% and 74% for the years ended 1996 and 1995, respectively. The increase is primarily due to clinic expenses incurred at the affiliated physician practices under Service Agreements. The increase as a percentage of net revenue is due to the lower margins realized on increased practice management service fees and pharmaceutical sales to physicians. Response's lab and pharmacy expense, which represents the largest component of operating expenses, increased $11.6 million, or 62%, from 1995 to 1996. Payroll costs increased $2.8 million, or 42%, from 1995 to 1996. The increases are primarily related to lab and pharmacy expenses and payroll costs at the affiliated physician practices that were not included in Response's operating results in 1995.

Response's general and administrative costs increased $700,000, or 13%, from $5.5 million in 1995 to $6.2 million in 1996. Salaries and benefits, which represent the largest component of general and administrative expenses, were $4.2 million in 1996 and $3.3 million in 1995. The increase is primarily due to the addition of operational management personnel for the practice management division and general increases in salaries and benefits. General and administrative costs as a percentage of net revenue were 9% and 12% in 1996 and 1995, respectively. The decrease as a percentage of net revenue is due to the significant increase in the revenue base from practice management service fees without a significant increase in general and administrative costs.

Response's depreciation and amortization increased $1.8 million from $1.7 million in 1995 to $3.5 million in 1996. The increase is primarily attributable to the amortization of the Service Agreements purchased in practice management affiliations consummated during 1996.

Response's provision for doubtful accounts decreased $500,000 from $2.1 million in 1995 to $1.6 million in 1996. The provision as a percentage of net revenue from patient services was 5% and 6% for 1996 and 1995, respectively. The decrease is attributable to a higher proportion of contracted patient accounts. Response's collection experience in 1996 and 1995 may not be indicative of future periods.

Response's other costs of $608,000 were primarily non-recurring costs associated with Response's financing efforts in 1996.

LabOne, Inc. (LabOne), an 82% owned subsidiary of Seafield, is a publicly-traded company (NASDAQ-LABS). LabOne changed its name from Home Office Reference Laboratory, Inc. in February 1994. LabOne expanded into the clinical laboratory testing market in May 1994. LabOne's clinical testing services are provided to the healthcare industry to aid in the diagnosis and treatment of patients. LabOne markets substance abuse testing to Fortune 1000 companies, third party administrators and occupational health providers.

LabOne's total revenue for the year ended December 31, 1996, was $59.4 million as compared to $57 million in 1995. The increase of $2.4 million or 4% can be attributed to an increase in healthcare (clinical and substance abuse testing) segment revenue of $4.1 million. Healthcare revenue increased from $4.5 million in 1995 to $8.6 million in 1996 due to continued expansion efforts.

LabOne's cost of sales increased $2.8 million (9%) for the year as compared to the prior year. This increase is due primarily to increases in inbound freight expense, kit expense and outside laboratory services. These were partially offset by a decrease in rent expense due to the closing of certain LabOne Service Center (LSC) locations in 1995. Healthcare cost of sales expenditures for the year were $10.2 million as compared to $8.6 million in 1995.

As a result of the above factors, LabOne's gross profit for the year decreased 1% from $27.1 million in 1995 to $26.7 million in 1996.
Healthcare results improved from a loss of $4.1 million in 1995 to a loss of $1.6 million in 1996.

LabOne selling, general and administrative expenses decreased $1.2 million (5%) in 1996 as compared to the prior year due primarily to decreases in depreciation, travel, insurance and legal expenses. Healthcare overhead expenditures increased from $5.8 million in 1995 to $7.6 million in 1996, primarily due to an increase in allocated overhead and growth in healthcare segment payroll.

LabOne operating income increased from $2.4 million in 1995 to $3.2 million in 1996. The increase is partially attributable to a $700,000 decrease in the healthcare segment operating loss.

LabOne non-operating income decreased $700,000 primarily due to a decrease in investment income.

Another healthcare subsidiary, Pyramid Diagnostic Services, Inc. (Pyramid), incurred a loss of $768,000 for the first nine months of 1995. Pyramid entered bankruptcy proceedings in early October 1995 as a result of an adverse $6 million judgment entered in a lawsuit against Pyramid.
Pyramid's bankruptcy proceedings are expected to be finalized in 1997. The impact on Seafield's results of operations was the September 1995 write-off of Seafield's investment in Pyramid by recording a pre-tax expense of approximately $3.3 million and a corresponding tax benefit of $2.1 million resulting in an after-tax $1.2 million charge to earnings. Included with the Pyramid write-off was $2.3 million of goodwill. Seafield consolidated Pyramid's nine months 1995 revenues of $7.6 million while expenses consolidated in 1995 were $7.7 million. See Note 1 of Notes to Consolidated Financial Statements for additional information.


Insurance Services Segment:

The following business is considered to be in the insurance services segment in 1996: LabOne's risk-appraisal laboratory testing for the life and health insurance industries. Additionally, during 1995's first six months, the underwriting and policy administration services and insurance premium finance services businesses were also included in the insurance services segment.

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

LabOne insurance segment revenue decreased in 1996 to $50.8 million from $52.5 million in 1995, primarily due to a 6% reduction in revenue per applicant, partially offset by an increase in insurance kit revenue. The total number of applicants tested for the year was relatively the same as in 1995.

LabOne operating income increased from $2.4 million in 1995 to $3.2 million in 1996. The increase is partially attributable to a $200,000 increase in the insurance segment operating income.

Other Segment:

Seafield's oil and gas subsidiary contributed revenues of $2.4 million in 1996 as compared to $2 million in 1995. Variances in the oil and gas prices nationally impact operating results.

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

Consolidated revenues in 1995 for TAI were $5.3 million while TAI expenses consolidated in 1995 were $4.1 million. See Note 1 of Notes to Consolidated Financial Statements for additional information.

Investment Income - Net:

Other investments contributing earnings include venture capital and liquidity investments. The return on short-term investments is included in the investment income line in the consolidated statements of operations. Investment income totaled $5 million in 1996 and $4.4 million in 1995. Investment income was higher in 1996 reflecting both realized and unrealized holding gains/losses recorded on trading securities and improved venture capital operating results. See Notes 1 and 9 of Notes to Consolidated Financial Statements for additional investment information.

Interest Expense:

Interest expense increased in 1996 to $2.9 million from $124,000 in 1995. Response's $1.8 million of interest expense was related to borrowings under its Credit Facility and debt assumed and/or issued by Response in connection with practice management affiliations. During 1996, Seafield incurred $1 million of interest expense associated with a preliminary state tax audit.

Other Income/(Loss):

The major components of other income/(loss) in 1995 included $1.1 million of losses on subsidiary dispositions and a $3.4 million provision for Pyramid's bankruptcy. This compares with $411,000 of other losses in 1996.

Taxes:

The consolidated effective tax rate in 1996 was impacted primarily by the accrual of state income taxes, net of federal income tax benefit, resulting from an ongoing California franchise tax audit for the 1987-1989 years. Other items affecting the tax rate were non-deductible goodwill, a net increase in deferred income tax valuation allowances, and the utilization of tax net operating losses at Response. See Note 10 of Notes to Consolidated Financial Statements for additional tax information.



Consolidated Results:

The combined effect of the above factors resulted in a 1996 net loss from continuing operations of $3.5 million compared with a $748,000 net loss from continuing operations in 1995.


1995 Compared to 1994

Healthcare Services Segment:

Response recorded net earnings of $2.3 million for the year ended December 31, 1995 compared to a loss of $2.3 million in 1994. The significant improvement in operations in 1995 compared to 1994 is attributable to increased revenues from the increased referrals of high-dose chemotherapy patients, including the establishment of additional IMPACT Centers, principally in joint venture with hospitals, and the further development of physician investigator studies for the pharmaceutical industry. Net revenue increased $6 million, or 16%, from 1994 to 1995. In addition to an approximate $2 million increase in net revenues from services to patients to $33.8 million in 1995, sales of pharmaceuticals to physicians increased by $3.3 million to $9.8 million, and revenues from physician investigator studies in 1995, the first year of significant revenues generated from this source, amounted to $665,000.

Response's operating expenses increased $1.1 million, or 4%, from 1994 to 1995. Operating expenses consist primarily of payroll costs, pharmaceutical and laboratory expenses, medical director fees, rent expense and other operational costs. These expenses are expected to display a high degree of variability in proportion to Center revenues. Operating expenses as a percentage of net revenue were 74% and 83% for the years ended 1995 and 1994, respectively. This decrease is primarily attributable to operating efficiencies at higher levels of Center activity and certain fixed operating expenses being spread over a larger revenue base.

Response's lab and pharmacy expense, which represents the largest component of operating expenses, increased $1.7 million, or 10%, from 1994 to 1995. The increase is primarily due to an increase in patient referrals and pharmaceutical supply expense related to sales to physicians. A reduction in medical director fees and other operating expenses of $528,000 was realized during 1995.

Response's general and administrative costs increased $1.2, million or 29%, from 1994 to 1995. Salaries and benefits, which represent the largest component of general and administrative expenses, were $3.3 million in 1995 and $2.2 million in 1994. The increase is primarily due to management incentive compensation relative to significant improvement in operations and general increases in salaries and benefits. General and administrative costs as a percentage of net revenue were 12% and 11% in 1995 and 1994, respectively.

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

LabOne's clinical and substance abuse laboratory testing revenues were $4.5 million during 1995, as compared to $500,000 in 1994. LabOne's total cost of sales for all services increased $900,000 (3%) in 1995 as compared to 1994. This increase is due to increases in payroll, outside lab services related to clinical and substance abuse testing and LSC expenses. LSC expenses increased due to the LSC expansion as well as a write-off for closing non-performing locations. Healthcare cost of sales expenses were $8.6 million during 1995, as compared to $4.0 million in 1994. Healthcare overhead expenses were $5.8 million during 1995, as compared to $3.1 million in 1994. LabOne's 1995 healthcare segment operating loss increased by $3.3 million to $9.9 million.

Another healthcare subsidiary, Pyramid incurred a loss of $768,000 for the first nine months of 1995 compared to a loss of $572,000 for the twelve months of 1994. Pyramid entered bankruptcy proceedings in early October 1995. The impact on Seafield's results of operations was the September 1995 write-off of Seafield's investment in Pyramid by recording a pre-tax expense of approximately $3.3 million and a corresponding tax benefit of $2.1 million resulting in an after-tax $1.2 million charge to earnings. Included with the Pyramid write-off was $2.3 million of goodwill. Seafield consolidated Pyramid's nine months 1995 revenues of $7.6 million compared to $6.4 million of revenues in 1994. Expenses consolidated in 1995 were $7.7 million compared to $6.2 million in 1994. See Note 1 of Notes to Consolidated Financial Statements for additional information.


Insurance Services Segment:

LabOne's total revenues decreased approximately 6% in 1995 to $57.0 million from $60.7 million in 1994 due to decreases in insurance laboratory and kit revenue, partially offset by increases in healthcare laboratory revenues. Insurance laboratory revenues declined due to decreases in the volume and price of tests performed. The total number of insurance applicants tested by LabOne during 1995 decreased 10% as compared to 1994. This decline was due to market competition, a reduction in the total number of life insurance applications written in the industry, and regulations restricting the use of laboratory testing for underwriting of medical insurance. Average revenue per applicant declined 5%, primarily due to a decrease in prices as a result of continued competitive pressures. During the fourth quarter 1994, LabOne initiated a price stabilization plan. The purpose of the plan was to increase prices by promoting service. The initial result of this action was a slight increase in the average revenue per applicant. However, prices subsequently declined during 1995.

LabOne's total cost of sales increased $900,000 (3%) in 1995 as compared to the prior year. This increase is due to increases in payroll and outside lab services related to clinical and substance abuse testing and LSC expenses. LSC expenses increased due to the LSC expansion as well as a write-off for closing non-performing locations. These were partially offset by decreases in Lab One Canada expenses due to closing the laboratory in 1994. Lab One Canada continues to market testing services with laboratory testing performed in the United States.

In September 1995, LabOne reduced staff by 7% resulting in additional expenses of $500,000. The work force reduction was considered necessary to improve the cost structure of its insurance testing operations.

LabOne's selling, general and administrative expenses decreased $100,000 in 1995 as compared to the prior year, primarily due to expenses related to the one-time restructuring charge of $1.6 million incurred in 1994. Depreciation and maintenance expenses also declined in 1995. These declines were partially offset by increases in commission, bad debt and third party billing expenses. The above factors reduced LabOne's 1995 insurance segment operating income by $1.3 million to $12.4 million.

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

Real Estate - discontinued operations

In 1992, Seafield's board of directors approved a plan to discontinue real estate operations. As a result of this decision, a $6 million after-tax loss provision for estimated write-downs and costs through final disposition was included in the discontinued real estate's 1992 loss. Additional after-tax losses of $2.9 million, $6.6 million, and $1.5 million were recorded in 1994, 1995, and 1996, respectively. These losses resulted from changes in estimated net realizable value based upon management's analysis of recent sales transactions and other current market conditions. See Item 1 and Note 13 of Notes to Consolidated Financial Statements for additional information concerning discontinued real estate operations.

Real estate revenues were $16.3 million in 1996 compared with $11.5 million in 1995 and $12 million in 1994. The real estate sales revenues in 1996 include the sale of 40 residential units in Florida and New Mexico ($14.8 million); 20 acres of land in Oklahoma ($275,000) and 1.5 acres of land in Kansas ($580,000). The real estate sales revenues in 1995 include the sale of 29 residential units or lots in Florida, Missouri, New Mexico and Texas ($7.9 million) and 302 acres of land in Kansas and Texas ($2.6 million). The 1994 real estate sales revenue included the sale of 47 residential units or lots in Florida, New Mexico and Texas ($10.4 million) and land in California ($500,000).

At December 31, 1996, real estate holdings include residential land, undeveloped land, single-family housing and commercial structures located in the following states: Florida, Kansas, Nevada, New Mexico, Texas and Wyoming, all of which are listed for sale. The total acreage consisted of approximately 1,160 acres and approximately 68 lots or units for sale. Real estate operations are influenced from period to period by several factors including seasonal sales cycles for projects in Florida and New Mexico.

Cost of the real estate sales in 1996 totaled $15.3 million, compared with a cost of approximately $10.9 million in both 1995 and 1994, reflecting the mix of real estate sold during each period as discussed above in the revenue analysis. Real estate operating expenses totaled $2.7 million in 1996, compared with $3.2 million in 1995 and $4 million in 1994. The decrease is attributable to a reduction in expenses associated with the substantial completion of the residential projects.

Listed below is the status of the discontinued real estate operations as of December 31, 1996:

Land:
     North Ft. Worth, TX     297 acres sold, 547 acres listed for sale
     Ft. Worth, TX           214 acres listed for sale
     Houston, TX             1 acre sold, 30 lots sold, 370 acres and 37
                               lots listed for sale
     Olathe, KS              5.5 acres sold, 16 acres listed for sale
     Tulsa, OK               12 acres sold

Land Lease:
     Honolulu, HI            sold
     San Diego, CA           sold
     Nashville, TN           sold

Commercial:
     Reno, NV                listed for sale
     Denver, CO              sold
     Gillette, WY            listed for sale

Residential:
     Juno Beach, FL          last 2 units listed for sale
     Juno Beach, FL          last unit and 3 marina slips listed for sale
     Santa Fe, NM            last 25 units listed for sale with 6 of the
                               25 units under contract
     Mazatlan, Mexico        final sales remittance received in 1995

The net real estate asset amounts are influenced from period to period by several factors including seasonal sales cycles for projects in Florida and New Mexico, a decision at the end of 1993 to accelerate the build-out of the New Mexico project and construction on the final three houses in Florida.

Publicly-Traded Subsidiaries

Seafield has investments in two majority-owned entities that are publicly-traded, LabOne and Response. At December 31, 1996, based on the market prices of publicly-traded shares of these two subsidiaries, pretax unrealized gains of approximately $163 million on these investments were not reflected in either Seafield's book value or stockholders' equity.


LIQUIDITY AND CAPITAL RESOURCES

On December 31, 1996 at the holding company level, Seafield had available for operations approximately $26.3 million in cash and short-term investments. Primarily as a result of investments in and loans to Response, Seafield's working capital decreased $22 million during 1995 to $24 million at December 31, 1996.

On a consolidated basis, Seafield and its subsidiaries (primarily LabOne with $31.4 million) had $60.6 million in cash and short-term investments at December 31, 1996. Current assets totaled approximately $109.1 million while current liabilities totaled $27.9 million. Increases in other current assets are related to receivables Response acquired through practice management affiliations and amounts due from affiliated physicians for practice management service fees. Current liabilities increased for Response's amounts payable for operating expenses of practices under management and liabilities assumed as consideration in the practice management affiliations.

Net cash provided by continuing operations totaled $25.9 million in 1996 compared with $911,000 used in 1995. The increase reflects a $12.9 million net decrease during 1996 (funds provided) in trading portfolios while 1995's increase in these trading portfolios used $11.8 million in funds.

Net cash used by investing activities totaled $40.4 million in 1996 primarily representing Response's use of funds to acquire the nonmedical assets of the physician practices. Net cash provided by investing activities totaled $9.5 million in 1995 related primarily to proceeds from sale of subsidiaries by Seafield.

Net cash provided by financing activities totaled $12.3 million in 1996 compared with $9.6 million used in 1995. The change reflects proceeds from long-term debt by Response net of payments on long-term debt.

In August 1990, Seafield's board of directors rescinded a previous authorization and passed a new authorization of up to $70 million for the acquisition of Seafield and LabOne common stock. Up to $20 million of this authorization could be utilized to purchase LabOne stock.

In January 1994, Seafield's board of directors approved an additional $8.4 million authorization necessary to complete an acquisition of 382,350 Seafield shares for $13 million. During 1996, treasury stock issued for exercised options totaled 22,873 shares.

In 1994, Seafield expended $722,000 to acquire 44,200 shares of LabOne stock resulting in a total of 1,462,200 shares of LabOne's stock acquired under the board authorizations at a cost of $17.3 million. No acquisitions of LabOne stock were made during 1995 or 1996. At December 31, 1996, the remaining aggregate authorization totals $7.7 million.

Seafield is primarily a holding company. Sources of cash are investment income and sales, borrowings and dividends from subsidiaries. The dividend paying capabilities of subsidiaries may be restricted as to their transfer to the parent company. The primary uses of cash for Seafield are investments, subsidiary stock purchases and dividends to shareholders.

Seafield has received notices of proposed adjustments (Revenue Agent's Reports) from the Internal Revenue Service (IRS) with respect to 1986-1990 federal income taxes. These notices claim total federal income taxes due for the entire five year period in the approximate net amount of $13,867,000, exclusive of interest thereon.

The substantive issues raised in these notices for the years 1986-1990 are primarily composed of the former television subsidiaries' amortization of film rights, the sale of the stock of a former television station, certain insurance company tax issues and a $27 million loss on the sale of a real estate partnership interest. The IRS' denial of film right amortization equates to approximately $10.5 million of the $13.9 million in additional taxes; provided that if the IRS were to prevail on the amortization issues, the tax basis in the television stations would be increased. This would have the effect of reducing income taxes in connection with the stations' sales; all have been sold.

With respect to the loss on the sale of the real estate partnership interest, the IRS has claimed that the sale did not occur during 1990, but rather occurred after 1991. If the sale did not occur in 1990, then 1990 losses could not be carried back to 1987, to reduce Seafield's significant taxable income in 1987.

Seafield has filed protests regarding the 1986-1990 notices of proposed adjustments. Seafield is currently pursuing a compromise with the Appeals Division of the IRS for the 1986-1989 years. The 1990 issues have not yet been formally addressed at the Appeals Division but Seafield is advised by IRS representatives that tax issues in all years under audit will be addressed together. Resolution of these tax disputes may reasonably be expected, but is not certain, during 1997. Seafield believes that it has meritorious defenses to many of the substantive issues raised by the IRS, and adequate accruals for income tax liabilities.

In December 1996, the California state auditor sent Seafield an audit report covering the 1987-1989 taxable years. The State of California has determined to include, as a "unitary taxpayer," all majority owned non-life insurance subsidiaries and joint ventures of Seafield. The auditor's report has been forwarded to the California Franchise Tax Board for action. The total amount of California state income taxes due for the 1987-1989 years is expected to be approximately $750,000. An accrual for the tax and approximately $1 million of interest in included in Seafield's financial statements at December 31, 1996. Pursuant to the Distribution Agreement, SLH assumed all potential tax liabilities and interest thereon regarding the California audit for the 1987-1989 tax years.

Pursuant to the Distribution Agreement, SLH assumed from Seafield all of the contingent tax liabilities described above and acquired all rights to refunds, plus any interest related to these tax years. SLH Corporation also assumed all contingent liabilities and refunds related to any issues raised by the IRS for the years 1986-1990 whose resolution may extend to tax years beyond the 1990 tax year.

LabOne paid quarterly dividends during 1996, 1995 and 1994. As an 82% owner, Seafield received $7.7 million of cash as dividends from LabOne in 1996. LabOne's working capital position declined from $44.2 million at December 31, 1995, to $38.8 million at December 31, 1996. This decrease is the result of dividends paid and capital additions exceeding net cash provided by operations. LabOne's cash and investments totaled $31.9 million at December 31, 1996, and LabOne expects to fund operations, capital asset additions, treasury stock purchases, if any, and future dividend payments from a combination of cash flow and cash reserves.
LabOne had no short-term borrowings during 1996.

Response's working capital at December 31, 1996, was $14.6 million with current assets of $31.7 million and current liabilities of $17.1 million. Cash and cash equivalents and short-term investments represented $400,000 of Response's current assets.

In April 1996, Response obtained an unsecured $10 million loan from Seafield bearing interest at the rate of prime plus 1%, which after August 1, 1996, became convertible at the election of Seafield into shares of Response's common stock. Proceeds of the loan were used to finance a practice management affiliation. The loan was exchanged for 909,090 shares of common stock during August 1996.

In May 1996, Response entered into a $27.5 million Bank Credit Facility to fund Response's acquisition and working capital needs and to repay an existing facility. The Credit Facility, comprised of a $22 million Acquisition Facility and a $5.5 million Working Capital Facility, is collateralized by the common stock of Response's subsidiaries. The Acquisition Facility matures May 31, 1998, and bears interest at a variable rate equal to LIBOR plus a spread between 1.5% and 2.625%, depending upon borrowing levels. The Working Capital Facility matures May 30, 1997, subject to a one-year extension, and bears interest at a variable rate equal to LIBOR plus a spread between 1.875% and 2.375%. At December 31, 1996, $20.9 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 7.7%. Response's available credit under the Credit Facility at December 31, 1996 was $200,000. The Credit Facility contains affirmative and negative covenants which, among other things, require Response to maintain certain financial ratios, including minimum fixed charges coverage, funded debt to EBITDA, net worth and current ratio. As of December 31, 1996, Response was in compliance with the covenants included in the Credit Facility.

Response has received a commitment to increase the Credit Facility to $45 million. Response anticipates that working capital generated from operations and anticipated availability under the Credit Facility will be adequate to expand the IMPACT Center network, manage the practices with which Response has affiliated, and to make certain strategic acquisitions for the next 12 months. Response's acquisition strategy is dependent upon capital resources in excess of working capital generated from operations and currently available credit facilities.

Response issued long-term unsecured amortizing promissory notes bearing interest at rates from 4% to 9% as partial consideration for the practice management affiliations. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of Response based upon conversion rates ranging from $13.75 to $17.50. The unpaid principal amount of the long-term notes was $26.5 million at December 31, 1996.

In October 1996, Response procured a $23.5 million credit facility from Seafield (the Seafield Facility) to finance acquisitions and for working capital. At December 31, 1996, $22.5 million was outstanding under the Seafield Facility at an interest rate of 8%. On February 26, 1997, the $23.5 million loan and accrued interest of $664,000 was converted into 3,020,536 shares of Response's common stock at a rate of $8 per share.

On July 17, 1996, Response filed a registration statement with the Securities and Exchange Commission with respect to the public offering of
5.3 million shares of its common stock, $.01 par value per share. Because of market conditions subsequent to filing, Response chose not to pursue the public offering and sought acquisition financing from the aforementioned sources.

Response's capital expenditures of $1.4 million for the year ended December 31, 1996, were primarily associated with the expansion of Response's network of IMPACT Centers. No material commitments for capital expenditures currently exist.

Response is committed to future minimum lease payments under operating leases of $18.7 million for administrative and operational facilities.

TRENDS

The following is LabOne's analysis of certain existing trends that have been identified as potentially affecting the future financial results of LabOne. Due to the potential for a rapid rate of change in any number of factors associated with the insurance and healthcare laboratory testing industries, it is difficult to quantify with any degree of certainty LabOne's future volumes, sales or net earnings.

In the last several years there has been a decline in the number of life insurance applications written in the industry. In addition, the insurance laboratory testing industry continues to be highly competitive. The primary focus of the competition has been on pricing. LabOne continues to maintain its market leadership by providing quality products and services at competitive prices. Management expects that prices will continue to decline during 1997 due to competitive pressures. This trend may have a continuing material impact on earnings from operations.

During June 1996, the FDA approved an oral fluid Western blot test as a confirmation for the oral fluid HIV-1 antibody test. This allows for the initial screen and the Western blot confirmation test to be performed on the same specimen. Due to the lower collection expense associated with oral fluid collection devices, the potential exists for an expansion of the testing market. Currently, there are approximately 13.5 million individual life insurance policies sold in the United States annually. However, laboratory services are provided on only approximately 4.5 million of these policy applicants. The non-invasive nature of oral specimen collection allows for low cost collection, making testing much more affordable on smaller face value insurance policies. Conversely, the device also has the potential to cannibalize part of the existing blood and urine testing market. The net impact of oral fluid testing cannot be determined at this time.

During 1996, the FDA approved two home-based collection kits for HIV-1 testing. These products allow individuals to confidentially determine their HIV status prior to applying for insurance. To avoid insuring these high-risk applicants, the insurance companies may elect to lower the threshold at which laboratory tests are requested to prevent writing policies on HIV-positive applicants. Most insurance laboratory testing is performed on policies of $100,000 or greater, representing about one-third of all policy applicants. The $25,000 to $99,999 range represents approximately one-quarter of current insurance policy applicants. The potential exists for a significant expansion of laboratory testing for lower policy amounts. Several clients have indicated that they plan to test a higher percentage of their applicants in 1997 because of these new HIV testing products. The net impact of these potential changes cannot be determined at this time.

Effective January 30, 1997, LabOne acquired certain assets, including customer lists, of GIB Laboratories, Inc., a subsidiary of Prudential Insurance Company of America. Concurrently, Prudential's Individual Insurance Group agreed to use LabOne as its exclusive provider of risk assessment testing services. At the time of the purchase, GIB served approximately 5% of the insurance laboratory testing market.

LabOne entered the clinical and SAMHSA-certified substance abuse testing markets during 1994. LabOne continues to add new customers in both fields. LabOne's Lab Card Program covered approximately 1.1 million lives as of January 1, 1997, including The Guardian Life Insurance Company of America (The Guardian) and Principal Healthcare of Kansas City (Principal). Additionally, LabOne had a signed backlog of more than 300,000 additional lives to be covered by the Program.


RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 128 "Earnings per Share" is required to be implemented for both interim and annual periods ending after December 15, 1997. The adoption of this standard is not expected to have any significant impact on Seafield's financial position or results of operations.

Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" is required to be implemented for periods ending after December 15, 1997. The adoption of this standard is not expected to have any significant impact on Seafield's financial position or results of operations.

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

See Cross Reference Sheet, "Documents Incorporated by Reference."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See Cross Reference Sheet, "Documents Incorporated by Reference."

      Cross Reference Sheet To Documents Incorporated By Reference PART III

Item 10. Directors and Executive        Proxy Statement relating to Annual
         Officers of the Company        Meeting of Shareholders to be held
                                        May 14, 1997, under the caption
                                        "Election of Directors - Nominees
                                        and Directors whose terms expire in
                                        1998 and 1999."

Item 11. Executive Compensation         Proxy Statement relating to Annual
                                        Meeting of Shareholders to be held
                                        May 14, 1997, under the captions
                                        "Election of Directors -
                                        Compensation of Executive
                                        Officers."

Item 12. Security Ownership of          Proxy Statement relating to Annual
         Certain Beneficial             Meeting of Shareholders to be held
         Owners and Management          May 14, 1997, under the captions
                                        "Election of Directors - Security
                                        Ownership of Management and
                                        Security Ownership of Certain
                                        Beneficial Owners."

Item 13. Certain Relationships          Proxy Statement relating to Annual
         and Related                    Meeting of Shareholders to be held
         Transactions                   May 14, 1997, under the caption
                                        "Election of Directors - Certain
                                        Transactions."



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements
         Independent Auditors' Report
         Consolidated Balance Sheets - December 31, 1996 and 1995
         Consolidated Statements of Operations -
           Years ended December 31, 1996, 1995 and 1994
         Consolidated Statements of Stockholders' Equity -
           Years ended December 31, 1996, 1995 and 1994
         Consolidated Statements of Cash Flows -
           Years ended December 31, 1996, 1995 and 1994
         Notes to Consolidated Financial Statements

   (2) Financial Statement Schedules
         II.  Valuation and Qualifying Accounts and Reserves -
                Years ended December 31, 1996, 1995 and 1994
         III. Real Estate and Accumulated Depreciation - December 31, 1996

All other schedules are omitted because they are not applicable or the information is given in the financial statements or notes thereto.

   Portions of Registrant's Proxy Statement for use in connection with the 1997 Annual Meeting of Shareholders are incorporated by reference into
   Part III of this report, if such Proxy Statement is filed with the Securities and Exchange Commission on or before April 30, 1997. If such Proxy Statement is not filed by such date, the information required to be presented in Part III will be filed as an amendment to this report.

   (3) Exhibits required by Item 601 of Regulation S-K (see Index to Exhibits in paragraph (c) infra.)

(b) Reports on Form 8-K.
    A Form 8-K current report dated December 5, 1996 was filed with the Commission reporting under Other Events the agreement by the Registrant's 82% owned subsidiary, LabOne, Inc., to acquire selected assets, including customer lists, of Gib Laboratories, Inc., a subsidiary of Prudential Insurance Company of America. Concurrently, Prudential's Individual Insurance Group agreed to use LabOne as its exclusive provider of risk assessment testing services.

    The following reports all related to practice acquisitions by the Registrant's subsidiary, Response Oncology, Inc., and were filed on the dates indicated:

      (a) Form 8-K/A (Amendment No. 2) filed October 17, 1996 (Rymer, Zaravinos & Faig, M.D., P.A.)
      (b) Form 8-K filed October 21, 1996 and Form 8-K/A (Amendment No. 1) filed November 7, 1996 (The Center for Hematology-Oncology, P.A.)
      (c) Form 8-K filed November 5, 1996 and Form 8-K/A (Amendment No. 1) filed November 7, 1996 (Hematology Oncology Associates of the
               Treasure Coast, P.A.)
      (d) Form 8-K/A (Amendment No. 1) filed November 13, 1996 (Rosenberg & Kalman, M.D., P.A.)


(c) Index to Exhibits (Exhibits follow the Schedules);

     2.1 Distribution Agreement, dated December 20, 1996, between the Registrant and SLH Corporation (filed as Exhibit 2(a) to SLH Corporation's Form 10/A (Amendment No. 1) filed February 4, 1997 (File No. 0-21911) and incorporated herein by reference).

     2.2    Blanket Assignment, Bill of Sale, Deed and Assumption
            Agreement, dated as of February 28, 1997, between the Registrant and SLH Corporation (filed as Exhibit 2(b) to SLH Corporation's Form 10/A (Amendment No. 1) filed February 4, 1997 (File No. 0-21911) and incorporated herein by reference).


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

    10.3 Amendment to Registrant's 1984 Stock Option Incentive Plan, effective August 2, 1995 (filed as Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-16946) and incorporated herein by reference).**

    10.4    Registrant's 1989 Stock Option and Incentive Plan (filed as
            Exhibit 28 to Registrant's Registration Statement on Form S-8 filed April 17, 1989 (File No. 33-28150) and incorporated herein by reference).**

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

    10.7 Amendment to Registrant's 1989 Stock Option and Incentive Plan, effective August 2, 1995 (filed as Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-16946) and incorporated herein by reference).**

    10.8 Registrant's 1991 Non-Employee Directors' Stock Option Plan and form of Stock Option Agreement, effective May 15, 1991 (filed as Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-16946) and incorporated herein by reference).***

    10.9 Amendment No. 1 to Registrant's 1991 Non-Employee Directors' Stock Option Plan, dated November 10, 1993 (filed as Exhibit
            10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-16946) and incorporated herein by reference).***

    10.10   Amendment to Registrant's 1991 Non-Employee Directors'
            Stock Option Plan, effective August 2, 1995 (filed as Exhibit
            10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-16946) and incorporated herein by reference).***

    10.11 Registrant's Stock Purchase Plan, as amended (filed as Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-16946) and incorporated herein by reference).***

    10.12 Amendment to Registrant's Stock Purchase Plan, effective May 15, 1991 (filed as Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-16946) and incorporated herein by reference).***

    10.13 Amendment to Registrant's Stock Purchase Plan effective August 17, 1992 (filed as Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16946) and incorporated herein by reference).***

    10.14 Amendment to Registrant's Stock Purchase Plan effective August 2, 1995 (filed as Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-16946) and incorporated herein by reference).***

    10.15 Supplemental Retirement Agreement between the Registrant and P. Anthony Jacobs, President of Registrant (filed as Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16946) and incorporated herein by reference).**

    10.16 * Amendment to Supplemental Retirement Agreement between the Registrant and P. Anthony Jacobs, President of Registrant, dated January 2, 1997.**

    10.17 Consulting Agreement, dated as of August 1, 1990, First Amendment to Consulting Agreement, dated as of January 1, 1992, and Second Amendment to Consulting Agreement, dated as of January 1, 1993, each between the Registrant and W.D. Grant, director of the Registrant (filed as Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16946) and incorporated herein by reference).***

    10.18   Form of Supplemental Retirement Agreement between the
            Registrant and certain corporate/executive officers (filed as Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16946) and incorporated herein by reference).**

    10.19 * Prepayment, Release and Discharge Agreement between Registrant and W. D. Grant, a director of Registrant, dated January 2, 1997.***

    10.20 Form of Termination Compensation Agreement between the Registrant and corporate/executive officers (filed as Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-16946) and incorporated herein by reference).**

    10.21 Form of Amendment No. 1 to Termination Compensation Agreement, dated January 20, 1995, between the Registrant and corporate/ executive officers (filed as Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-16946) and incorporated herein by reference).**

    10.22 Form of Amendment No. 2 to Termination Compensation Agreement, dated February 14, 1996, between the Registrant and corporate/ executive officers (filed as Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-16946) and incorporated herein by reference).**

    10.23 Form of Indemnification Agreement between Registrant and its directors and corporate/executive officers (filed as Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 0-16946) and incorporated herein by reference).

    10.24 Form of Severance Agreement, dated February 14, 1996, between the Registrant and corporate/executive officers (filed as Exhibit 10.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-16946) and incorporated herein by reference).**

    10.25 Services Agreement, dated January 1, 1993, among Registrant and LabOne, Inc., relating to services and other matters among the parties (filed as Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-16946) and incorporated herein by reference).

    10.26 1985 Stock Option Plan of Response Oncology, Inc., as amended (filed as Exhibit 10(q) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16946) and incorporated herein by reference).**

    10.27 1990 Non-Qualified Stock Option Plan of Response Oncology, Inc., as amended through December 31, 1992 (filed as Exhibit 10(r) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16946) and incorporated herein by reference).**

    10.28 Amendment No. 2 to 1990 Non-Qualified Stock Option Plan of Response Oncology, Inc., effective April 1995 (filed as Exhibit
            10.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-16946) and incorporated herein by reference).**

    10.29 * Amendment No. 3 to 1990 Non-qualified Stock Option Plan of Response Oncology, Inc. adopted December 16, 1995 (filed as part of the Response Oncology, Inc. Registration Statement on Form S-8 (File No. 333-14371) effective October 11, 1996 and incorporated herein by reference).**

    10.30 Employment Agreement effective July 1, 1995 between Response Oncology, Inc. and Joseph T. Clark, an executive officer of Registrant (filed as Exhibit 10.29 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-16946) and incorporated herein by reference).**

    10.31 Long-Term Incentive Plan of LabOne, Inc., approved May 16, 1991 with amendments adopted May 21, 1993 and November 9, 1993 (filed as Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-16946) and incorporated herein by reference).**

    10.32 Amendment to LabOne's Long Term Incentive Plan, effective February 10, 1995 (filed as Exhibit 10.31 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995
           (File No. 0-16946) and incorporated herein by reference).**

    10.33   LabOne's Stock Plan for non-employee directors (filed as
            Exhibit 10.23 to Registrant's Annual Report on Form
            10-K for the year ended December 31, 1994 (File No. 0-16946) and incorporated herein by reference).**/***

    10.34 LabOne's Annual Incentive Plan (filed as Exhibit 10.6 to LabOne, Inc. Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-15975) and incorporated herein by reference).**

    10.35 Facilities Sharing and Interim Services Agreement, dated as of February 28, 1997, between the Registrant and SLH Corporation (filed as Exhibit 10(a) to SLH Corporation's Registration Statement on Form 10/A (Amendment No. 1) filed February 4,1997 (File No. 0-21911) and incorporated herein by reference).

    10.36 Tax Sharing Agreement, dated as of February 28, 1997, between the Registrant and SLH Corporation (filed as Exhibit 10(b) to SLH Corporation's Registration Statement on Form 10/A
            (Amendment No. 1) filed February 4, 1997 (File No. 0-21911) and incorporated herein by reference).

    10.37 Form of the Stock Purchase Agreement by and among Response Oncology, Inc., Stockholders of Oncology Hematology Group of South Florida, P.A. and South Florida Oncology Hematology Associates, P.A. dated December 28, 1995 (filed as Exhibit 1 to Registrant's Current Report on Form 8-K dated January 17, 1996 (File No. 0-16946) and incorporated herein by reference).

    10.38 Form of the Service Agreement between Response Oncology, Inc. and Oncology Hematology Group of South Florida, P.A. dated January 2, 1996 (filed as Exhibit 2 to Registrant's Current Report on Form 8-K dated January 17, 1996 (File No. 0-16946) and incorporated herein by reference).

    10.39 Form of the Purchase and Sale Agreement by and among Response Oncology, Inc., Knoxville Hematology Oncology Associates and Partners of Knoxville Hematology Oncology Associates dated April 12, 1996 (filed as Exhibit 99.1 to Registrant's Current Report on Form 8-K dated May 1, 1996 (File No. 0-16946) and incorporated herein by reference).

    10.40 Form of the Service Agreement between Response Oncology, Inc., Knoxville Hematology Oncology Associates, P.L.L.C. and Members of Knoxville Hematology Oncology Associates, P.L.L.C. dated April 12, 1996 (filed as Exhibit 99.2 to Registrant's Current Report on Form 8-K dated May 1, 1996 (File No. 0-16946) and incorporated herein by reference).

    10.41 Form of the Stock Purchase Agreement by and among Response Oncology, Inc., Jeffrey L. Paonessa, M.D. and J. Paonessa, M.D., P.A. dated as of June 19, 1996 (filed as Exhibit 99.1 to Registrant's Current Report on Form 8-K dated June 20, 1996 (File No. 0-16946) and incorporated herein by reference).

    10.42 Form of the Service Agreement by and among Response Oncology, Inc., Jeffrey L. Paonessa, M.D. and J. Paonessa, M.D., P.A. dated as of June 19, 1996 (filed as Exhibit 99.1 to Registrant's Current Report on Form 8-K/A (Amendment No. 1) dated June 20, 1996 (File No. 0-16946) and incorporated herein by reference).

    10.43 Form of the Stock Purchase Agreement by and among Response Oncology, Inc. and Stockholders of Rymer, Zaravinos & Faig, M.D., P.A. dated July 1, 1996 (filed as Exhibit 99.1 to Registrant's Current Report on Form 8-K dated July 8, 1996 (File No. 0-16946) and incorporated herein by reference).

    10.44 Form of the Service Agreement between Response Oncology of Fort. Lauderdale, Inc., Southeast Florida Hematology Oncology Group, P.A. and Stockholders of Southeast Florida Hematology Oncology Group, P.A. dated July 1, 1996 (filed as Exhibit 99.2 to Registrant's Current Report on Form 8-K dated July 8, 1996 (File No. 0-16946) and incorporated herein by reference).

    10.45 Form of the Stock Purchase Agreement among Response Oncology, Inc., Alfred M. Kalman, M.D. and Abraham Rosenberg, M.D. dated as of September 1, 1996 (filed as Exhibit 10(a) to Registrant's Current Report on Form 8-K dated September 3, 1996 (File No. 0-16946) and incorporated herein by reference).

    10.46 Form of the Service Agreement among Response Oncology, Inc., Rosenberg & Kalman, M.D., P.A. and Stockholders of R & K, M.D., P.A. dated as of September 1, 1996 (filed as Exhibit 10(b) to Registrant's Current Report on Form 8-K dated September 3, 1996 (File No. 0-16946) and incorporated herein by reference).

    10.47 Form of the Asset Purchase Agreement by and among Response Oncology, Inc., Stockholders of The Center for Hematology-Oncology, P.A. and The Center for Hematology-Oncology, P.A. dated as of October 1, 1996 (filed as Exhibit 10(a) to Registrant's Current Report on Form 8-K dated October 4, 1996 (File No. 0-16946) and incorporated herein by reference).

    10.48 Form of the Stock Purchase Agreement by and among Response Oncology, Inc., Stockholders of Hematology Oncology Associates of the Treasure Coast, P.A. and Hematology Oncology Associates of the Treasure Coast, P.A. dated as of October 1, 1996 (filed as Exhibit 10(a) to Registrant's Current Report on Form 8-K dated October 22, 1996 (File No. 0-16946) and incorporated herein by reference).

    10.49 * Loan Agreement dated May 31, 1996 between Response Oncology, Inc., NationsBank of Tennessee, N.A. and Union Planters National Bank.

    10.50 * Subordination Agreement dated June 18, 1996 by and among Registrant, Response Oncology, Inc., NationsBank of Tennessee, N.A. and Union Planters National Bank (filed as Exhibit 99.3 to Registrant's Schedule 13D/A (Amendment No. 7) dated June 2, 1996 and incorporated herein by reference).

    10.51 * Adjustable Rate Convertible Note made by Response Oncology, Inc. payable to Registrant dated April 12, 1996 (filed as
            Exhibit 99.1 to Registrant's Schedule 13D/A (Amendment No. 7) dated June 2, 1996 and incorporated herein by reference).

    10.52 * Loan Agreement dated as of October 4, 1996 between Registrant and Response Oncology, Inc. (filed as Exhibit 99.1 to
            Registrant's Schedule 13D/A (Amendment No. 9) dated October 4, 1996 and incorporated herein by reference).

    10.53 * Adjustable Rate Convertible Note of Response Oncology, Inc. dated October 4, 1996 (filed as Exhibit 99.2 to Registrant's
            Schedule 13D/A (Amendment No. 9) dated October 4, 1996 and incorporated herein by reference).

    10.54 * Subordination Agreement dated October 4, 1996 by and among Registrant, Response Oncology, Inc., and NationsBank of Tennessee, N.A. (filed as Exhibit 99.3 to Registrant's
            Schedule 13D/A (Amendment No. 9) dated October 4, 1996 and incorporated herein by reference).

    10.55 * Agreement of Payment and Satisfaction dated as of February 26, 1997 between Registrant and Response Oncology, Inc (filed as
            Exhibit 99.1 to Registrant's Schedule 13D/A (Amendment No. 10) dated February 26, 1997 and incorporated herein by reference).

    10.56 Securities Purchase Agreement between Registrant and Response Oncology, Inc. (filed as Exhibit (a) to Registrant's Schedule 13D/A (Amendment No. 6) dated February 8, 1995 and incorporated herein by reference).

    10.57 Second Amendment to Securities Purchase Agreement dated August 29, 1996 between Registrant and Response Oncology, Inc. (filed as Exhibit 99.1 to Registrant's Schedule 13D/A (Amendment No.
            8) dated August 29, 1996 and incorporated herein by reference).

    11 Statement regarding computation of per share earnings - see Note l of Notes to Consolidated Financial Statements, "Earnings Per Share."

    13 Annual Report to Shareholders for the year ended December 31, 1996 - To be furnished.

    21 Subsidiaries of Registrant (reference is made to Item 1 hereof).

    23    * Consents of KPMG Peat Marwick LLP with respect to Forms S-8.

    27 Financial Data Schedule - as filed electronically by the Registrant in conjunction with this 1996 Form 10-K.

    99.1 Proxy Statement for 1997 Annual Shareholders meeting - To be furnished.

    99.2 SLH Corporation Registration Statement on Form 10 (filed as SLH Corporation's Registration Statement on Form 10/A (Amendment No. 2) on February 12, 1997 (file No. 0-21911) and incorporated herein by reference).

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

                                     SEAFIELD CAPITAL CORPORATION
                                     By:    /s/ W. Thomas Grant II
                                         -----------------------------
                                            W. Thomas Grant II
                                     Title: Chairman, Chief Executive
                                            Officer and Director
                                     Date:  March 17, 1997

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
Date:  March 17, 1997                Date:  March 17, 1997


By:    /s/ Steven K. Fitzwater       By:    /s/ W. D. Grant
    -----------------------------        -----------------------------
       Steven K. Fitzwater                  W. D. Grant
Title: Vice President, Chief         Title: Director
       Accounting Officer and
       Secretary
Date:  March 17, 1997                Date:  March 17, 1997


By:    /s/ Lan C. Bentsen            By:    /s/ John C. Gamble
    -----------------------------        -----------------------------
       Lan C. Bentsen                       John C. Gamble
Title: Director                      Title: Director
Date:  March 17, 1997                Date:  March 17, 1997


By:    /s/ Michael E. Herman         By:    /s/ David W. Kemper
    -----------------------------        -----------------------------
       Michael E. Herman                    David W. Kemper
Title: Director                      Title: Director
Date:  March 17, 1997                Date:  March 17, 1997


By:    /s/ John H. Robinson, Jr.     By:    /s/ Dennis R. Stephen
    -----------------------------        -----------------------------
       John H. Robinson, Jr.                Dennis R. Stephen
Title: Director                      Title: Director
Date:  March 17, 1997                Date:  March 17, 1997



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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seafield Capital Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





KPMG Peat Marwick LLP

Kansas City, Missouri
March 14, 1997



SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
--------------------------------------------------------------------------
December 31,                                            1996        1995
--------------------------------------------------------------------------
                                                          (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                        $    5,372        7,581
  Short-term investments                               55,208       75,632
  Accounts and notes receivable                        24,882       23,565
  Deferred income taxes                                 3,058        1,540
  Other current assets                                 20,604        8,850
                                                     ---------------------
      Total current assets                            109,124      117,168
Property, plant and equipment                          22,777       21,604
Investments:
  Securities                                            4,019        4,026
  Oil and gas                                           1,543        4,247
Intangible assets                                     118,917       19,477
Other assets                                            1,830        2,779
Net assets of discontinued real estate operations      30,466       42,215
                                                     ---------------------
                                                   $  288,676      211,516
                                                     =====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $    8,599        6,370
  Notes payable                                         7,847          --
  Income taxes payable                                    724       (4,457)
  Other current liabilities                            10,768        5,859
                                                     ---------------------
      Total current liabilities                        27,938        7,772
Notes payable                                          39,611          --
Deferred income taxes                                  17,237       (6,999)
Other liabilities                                       1,528        2,653
                                                     ---------------------
      Total liabilities                                86,314        3,426
                                                     ---------------------
Minority interests                                     28,338       21,006
                                                     ---------------------
Stockholders' equity:
  Preferred stock of $1 par value.
    Authorized 3,000,000 shares; none issued              --           --
  Common stock of $1 par value.
    Authorized 24,000,000 shares;
    issued 7,500,000 shares                             7,500        7,500
  Paid-in capital                                       1,748        1,747
  Equity adjustment from foreign currency translation    (439)        (447)
  Retained earnings                                   195,329      208,098
                                                     ---------------------
                                                      204,138      216,898
  Less cost of 1,016,066 shares of treasury stock
    (1995-1,038,939 shares)                            30,114       29,814
                                                     ---------------------
      Total stockholders' equity                      174,024      187,084
                                                     ---------------------
Commitments and contingencies
                                                     ---------------------
                                                   $  288,676      211,516
                                                     =====================

See accompanying notes to consolidated financial statements.



SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
--------------------------------------------------------------------------
Year Ended December 31,                    1996        1995         1994
--------------------------------------------------------------------------
                                                (In thousands except
                                                 per share amounts)
REVENUES
  Healthcare services                  $  75,985       56,410       45,134
  Insurance services                      50,801       55,862       67,199
  Other                                    2,446        7,272       11,945
                                        ----------------------------------
    Total revenues                       129,232      119,544      124,278

COSTS AND EXPENSES
  Healthcare services                     67,014       52,838       45,073
  Insurance services                      22,625       23,598       30,951
  Other                                    2,771        6,357       11,780
  Selling, general and administrative     36,680       42,300       40,767
                                        ----------------------------------
Earnings (loss) from operations              142       (5,549)      (4,293)
  Investment income - net                  5,004        4,401        2,889
  Interest expense                        (2,900)        (124)        (299)
  Other income (expense)                    (411)      (4,564)         366
                                        ----------------------------------
Earnings (loss) before income taxes        1,835       (5,836)      (1,337)
                                        ----------------------------------
  Taxes on income (benefits):
    Current                                3,380       (1,429)       2,486
    Deferred                                 670       (5,134)      (1,806)
                                        ----------------------------------
      Total                                4,050       (6,563)         680
                                        ----------------------------------
Earnings (loss) before minority interests (2,215)         727       (2,017)
  Minority interests                       1,329        1,475         (145)
                                        ----------------------------------
Loss from
  continuing operations                   (3,544)        (748)      (1,872)
    Loss from discontinued real
      estate operations                   (1,452)      (6,600)      (2,904)
                                        ----------------------------------
NET LOSS                              $   (4,996)      (7,348)      (4,776)
                                        ==================================

Per share of common stock:
  Loss from
    continuing operations             $     (.55)        (.12)        (.29)
  Loss from discontinued real
    estate operations                       (.22)       (1.02)        (.46)
                                        ----------------------------------
  NET LOSS                            $     (.77)       (1.14)        (.75)
                                        ==================================

See accompanying notes to consolidated financial statements.



SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
--------------------------------------------------------------------------
Year Ended December 31,                    1996         1995         1994
--------------------------------------------------------------------------
                                                   (In thousands)
Common stock:
  Balance, beginning and end of year  $    7,500        7,500        7,500
                                        ----------------------------------
Paid-in capital:
  Balance, beginning of year               1,747        1,002        1,007
  Exercise of stock options                    1          745           (5)
                                        ----------------------------------
  Balance, end of year                     1,748        1,747        1,002
                                        ----------------------------------
Foreign currency translation:
  Balance, beginning of year                (447)        (561)        (350)
  Net change during year                       8          114         (211)
                                        ----------------------------------
  Balance, end of year                      (439)        (447)        (561)
                                        ----------------------------------
Retained earnings:
  Balance, beginning of year             208,098      223,169      235,583
  Net earnings (loss)                     (4,996)      (7,348)      (4,776)
  Dividends declared*                     (7,773)      (7,723)      (7,638)
                                        ----------------------------------
  Balance, end of year                   195,329      208,098      223,169
                                        ----------------------------------
Less treasury stock:
  Balance, beginning of year              29,814       30,177       18,070
  Net issuance pursuant to stock
    option plans (1996-22,873;
    1995-82,800; 1994-27,366)                300         (363)        (845)
  Shares purchased (1994-382,350)            --           --        12,952
                                        ----------------------------------
  Balance, end of year                    30,114       29,814       30,177
                                        ----------------------------------
STOCKHOLDERS' EQUITY                  $  174,024      187,084      200,933
                                        ==================================

*Dividends per share amounted to $1.20 in 1996, 1995 and 1994.



See accompanying notes to consolidated financial statements.



SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
---------------------------------------------------------------------------
Year Ended December 31,                         1996       1995       1994
---------------------------------------------------------------------------
                                                     (In thousands)
OPERATING ACTIVITIES
Loss from continuing operations           $    (3,544)      (748)   (1,872)
Adjustments to reconcile loss from
 continuing operations to net cash provided
 (used) by continuing operations:
  Depreciation and amortization                12,553     12,210    15,099
  Earnings applicable to minority interests     1,329      1,475      (145)
  Change in trading portfolio, net             12,876    (11,766)    2,019
  Change in accounts receivable                 1,095      2,902     1,856
  Change in accounts payable                    1,341        (10)    1,643
  Net advances to physician practices          (6,846)       --        --
  Income taxes and other, net                   7,107     (4,974)   (2,126)
                                             -----------------------------
   Net cash provided (used)
	by operations                          25,911       (911)   16,474
                                             -----------------------------
INVESTING ACTIVITIES
Sales of investments available for sale             4         83       --
Purchases of investments held to maturity     (15,753)   (65,569)  (79,502)
Maturities of investments held to maturity     23,395     69,459    90,602
Proceeds of securitization                        --       1,500     4,000
Additions to property, plant
  and equipment, net                           (4,286)    (4,370)   (5,445)
Oil and gas investments                          (351)      (391)     (914)
Net increase (decrease) in notes receivable       183     (2,507)   (6,456)
Purchase of stock in consolidated subsidiaries    --         --       (722)
Acquisition of physician practices            (52,683)       --        --
Proceeds from sale of subsidiaries, net           --      12,054       --
Net cash provided (used) by discontinued
 real estate operations                         9,107      1,196    (2,023)
Other, net                                        (27)    (1,995)     (812)
                                             -----------------------------
   Net cash provided (used) by
    investing activities                      (40,411)     9,460    (1,272)
                                             -----------------------------
FINANCING ACTIVITIES
Payments under line of credit agreements, net     681     (2,831)   (1,725)
Proceeds from long-term debt                   26,631        --         59
Payment of principal on long-term debt         (6,895)       --        (98)
Payment of capital lease                          (66)      (169)     (367)
Dividends paid                                 (7,773)    (7,723)   (7,638)
Purchase of treasury stock                        --         --    (12,952)
Net issuance of treasury stock pursuant to
  stock option plans                             (299)     1,108       840
                                             -----------------------------
   Net cash provided (used) by
    financing activities                       12,279     (9,615)  (21,881)
                                             -----------------------------
Effect of foreign currency translation             12         21      (186)
                                             -----------------------------
Net decrease in cash and cash equivalents      (2,209)    (1,045)   (6,865)
Cash and cash equivalents at beginning of year  7,581      8,626    15,491
                                             -----------------------------
Cash and cash equivalents at end of year   $    5,372      7,581     8,626
                                             =============================
Supplemental disclosures of cash flow information:
 Cash paid (received) during the year for:
  Interest                                 $      934        140       273
                                             =============================
  Income taxes, net                        $   (3,487)    (1,693)    1,965
                                             =============================

Effect of clinic acquisitions:
  Intangible assets                        $  103,308        --        --
  Property and equipment                        2,474        --        --
  Accounts receivable                           6,430        --        --
  Other assets                                  4,643        --        --
                                             -----------------------------
  Total assets acquired, net of cash          116,855        --        --
  Liabilities assumed                         (29,926)       --        --
  Issuance of notes payable                   (27,107)       --        --
  Change in minority interest                  (7,139)       --        --
                                             -----------------------------
    Payments for clinic operating assets   $   52,683        --        --
                                             =============================

See accompanying notes to consolidated financial statements.



SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1996, 1995 and 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
The accompanying consolidated financial statements include the accounts of Seafield Capital Corporation (Seafield or the Company) and all majority-owned subsidiaries and joint ventures. Investments in affiliated companies of 20% to 50% in which Seafield does not have a controlling interest are accounted for by the equity method.

Two publicly-traded subsidiaries are included in the consolidated financial statements of Seafield. LabOne, Inc. (LabOne) is 82% owned and Response Oncology, Inc. (Response) is 56% owned at December 31, 1996. On February 26, 1997, Seafield converted its Response note receivable and accrued interest into Response common stock. The conversion increased Seafield's ownership to approximately 67% of Response shares outstanding.

During 1996, Response acquired certain assets and liabilities of ten oncology and hematology medical practices. Simultaneous with the consummation of the purchase transactions, Response entered into long-term management services agreements with the sellers. These acquisitions are accounted for using the purchase method of accounting. See Note 5 for additional information.

On March 3, 1997, Seafield distributed to its shareholders all of the outstanding shares of common stock of its wholly-owned subsidiary, SLH Corporation (SLH). In connection with this distribution and pursuant to a Distribution Agreement between Seafield and SLH, Seafield transferred its real estate and energy businesses and miscellaneous assets and liabilities, including two wholly-owned subsidiaries, Scout Development Corporation (Scout) and BMA Resources, Inc. (Resources), to SLH. The spinoff was accounted for as a 1997 dividend with no gain or loss recognition. As a result of the distribution, Seafield's principal assets consist of its stock holdings in LabOne and Response. See Note 5 for additional information.

All significant intercompany transactions have been eliminated in consolidation. Certain 1995 and 1994 amounts have been reclassified for comparative purposes with no effect on net earnings.

In 1992, Seafield's board of directors approved a plan for the discontinuance of real estate. The real estate operations are presented as discontinued in the accompanying consolidated financial statements. See Notes 5 and 13 for additional information.

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

The classification of debt and equity securities as trading, available for sale or held to maturity is made at the time of purchase. Trading securities are stated at fair value and unrealized holding gains and losses are included in income. Marketable equity securities and all debt securities which are classified as available for sale are stated at market value, with unrealized gains and losses, if any, excluded from earnings and reported in a separate component of stockholders' equity. Securities which Seafield has the intent and ability to hold to maturity are stated at cost.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair values of all asset and liability financial instruments (for which it is practical to estimate fair values) approximate their carrying amounts at December 31, 1996. Fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. The company calculates the fair value of financial instruments using appropriate market information and valuation methodologies. See note 9 for additional information regarding investments for which it is not practical to estimate fair values.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is recorded at cost with depreciation provided over the useful lives. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in net earnings. See Note 4 for additional information on depreciation.

OIL AND GAS INVESTMENTS
Seafield's oil and gas investments are accounted for using the full cost method. All costs incurred in acquisition and development are capitalized. Depletion is computed on the units of production method based on all proved reserves. All general operating costs are expensed as incurred.

INTANGIBLE ASSETS
Management service agreements consist of the costs of purchasing management service agreements with physician practices. These costs are amortized over the initial noncancelable 40-year terms of the related management service agreements. The agreements are noncancelable except for performance defaults. In the event a physician practice breaches the agreement, or if Response terminates with cause, the physician practice is required to purchase all tangible assets at fair market value and pay substantial liquidating damages. The carrying value of the management service agreements is reviewed for impairment at the end of each reporting period.

Goodwill is recorded at acquisition as the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over appropriate periods up to twenty years. On a periodic basis, Seafield estimates the fair value of the business to which goodwill relates in order to ensure that the carrying value of goodwill has not been impaired.

IMPAIRMENT OF LONG-LIVED ASSETS
When facts and circumstances indicate potential impairment, Seafield evaluates the recoverability of carrying values of long-lived assets using estimates of undiscounted future cash flows over remaining asset lives. When impairment is indicated, any impairment loss is measured by the excess of carrying values over fair values.

DISPOSITIONS
On March 3, 1997, Seafield distributed to its shareholders all of the outstanding shares of common stock of its wholly-owned subsidiary, SLH. In connection with this distribution and pursuant to a Distribution Agreement between Seafield and SLH, Seafield transferred its real estate and energy businesses and miscellaneous assets and liabilities, including two wholly-owned subsidiaries, Scout and Resources, to SLH. See Note 5 for additional information.

Seafield sold its 80.1% owned insurance premium finance subsidiary, Agency Premium Resource, Inc., during the second quarter of 1995. The sale generated an after-tax gain of $1.5 million.

Seafield completed an asset sale by its 79% owned real estate, personal property and sales and use tax consulting subsidiary, Tenenbaum and Associates, Inc., during the second quarter of 1995. This subsidiary then distributed its assets to shareholders and filed for dissolution. The effect of the sale, distribution and dissolution was an after-tax gain of $500,000.

Seafield sold its 80% owned underwriting and policy administration services subsidiary, International Underwriting Services, Inc., during the third quarter of 1995. The sale generated an after-tax gain of $1 million.

Seafield's 74% owned radiopharmaceuticals subsidiary, Pyramid Diagnostic Services, Inc. (Pyramid), entered voluntary bankruptcy in the fourth quarter of 1995 as a result of an adverse judgment in a lawsuit. Seafield fully reserved its investment in this subsidiary and recorded an after-tax loss of $1.2 million. Seafield expects the Pyramid bankruptcy to be finalized in 1997 with no further financial consequences to Seafield.

FEDERAL INCOME TAXES
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

OTHER ASSETS - CURRENT
The components of "Other Assets" in the current assets section of the Consolidated Balance Sheets are as follows:

December 31,                                          1996          1995
--------------------------------------------------------------------------
                                                        (In thousands)
Inventories                                        $  3,775         2,653
Prepaid expense                                       2,751         3,071
Unbilled revenue, net                                    82         1,942
Subsidiary's receivable from affiliated physicians   12,422           --
Other current assets                                  1,574         1,184
                                                    ---------------------
                                                   $ 20,604         8,850
                                                    =====================

OTHER LIABILITIES
The components of "Other Liabilities" on the Consolidated Balance Sheets are as follows:

                                   December 31, 1996     December 31, 1995
                                  Current  Noncurrent   Current  Noncurrent
                                  -----------------------------------------
                                                 (In thousands)
Accrued payroll and benefits     $  4,039        236      2,230      1,514
Accrued commissions and
  consulting fees                     403        --       1,135         41
Other accrued expenses              5,360        --       1,982        --
Other liabilities                     966      1,292        512      1,098
                                   ----------------------------------------
                                 $ 10,768      1,528      5,859      2,653
                                   ========================================

OTHER INCOME/(EXPENSE)
The components of "Other income/(expense)" on the Consolidated Statements of Operations are as follows:

Year ended December 31,                          1996      1995      1994
---------------------------------------------------------------------------
                                                       (In thousands)
Loss on dispositions of subsidiaries         $     --     (1,068)      --
Provision for subsidiary bankruptcy                --     (3,382)      --
Other                                             (411)     (114)      366
                                                ---------------------------
                                             $    (411)   (4,564)      366
                                                ===========================

EARNINGS PER SHARE
Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding and the common share equivalents of dilutive stock options, where applicable: 1996 - 6,481,943, 1995 - 6,454,068 and 1994 - 6,374,952.



NOTE 2 - BENEFIT PLANS

Effective January 1, 1991, Seafield and certain subsidiaries established a savings plan qualifying under Section 401(k) of the Internal Revenue Code and a money purchase pension plan. All salaried employees who have worked 500 hours within the first six months of employment are eligible to participate in the plans. After the first 12-month period, eligibility is measured on a plan-year basis. In 1995, Seafield sold three subsidiaries which had been participating in the plans.

Participants in the 401(k) plan may contribute 2% to 10% of annual compensation. Seafield and the participating subsidiaries contribute for each participant an amount equal to 50% of the participant's contribution. A participant is immediately fully vested with respect to the participant's contributions. A participant is 100% vested with respect to the companies' contributions after five years of service. Both the participants' and the companies' contributions are invested by the trustees of the plan at the direction of the participants in any one or more of six investment funds, one of which is a Seafield Stock Fund. The matching contributions made by Seafield and the participating subsidiaries amounted to $43,000 for 1996, $109,000 for 1995 and $91,000 for 1994.

The money purchase pension plan is a defined contribution plan under which Seafield and the participating subsidiaries contribute a percentage of a participant's annual compensation. The companies contribute an amount equal to 7% of base compensation up to the maximum social security wage base ($62,700 in 1996, $61,200 in 1995 and $60,600 in 1994) and 12.7% of
earnings in excess of this amount up to an annual limit ($150,000 in 1996, 1995 and 1994). Participants become 100% vested after five years of service, normal retirement at age 65, or in the event of disability or death while employed by the companies. Contributions to this plan by Seafield and the participating subsidiaries were $100,000 for 1996, $143,000 for 1995 and $202,000 for 1994.

Seafield has a stock purchase plan which is open to all non-employee directors of the Company and employees of the Company and participating subsidiaries who are designated by the chairman of the board. The directors may contribute an amount equal to all or part of their directors' compensation. The designated employees may contribute the lesser of 10% of their salary or $30,000. The Company matches each participant's contribution at a rate of 50%. Seafield common stock is purchased on the open market each month and each participant receives as many shares as the participant's contribution, plus the Company's matching contribution, will purchase. No employees are presently designated to participate. The matching contributions made by Seafield amounted to $44,000, $39,000 and $40,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

LabOne and Response maintain profit sharing plans qualifying under Section 401(k) of the Internal Revenue Code. LabOne also has a defined contribution plan. These subsidiaries contributed $1,882,000, $1,774,000 and $1,666,000 to the plans for the years ended December 31, 1996, 1995 and 1994, respectively.



NOTE 3 - COMMITMENTS AND CONTINGENCIES

In 1986, a lawsuit was initiated in the Circuit Court of Jackson County, Missouri by Seafield's former insurance subsidiary (i.e., Business Men's Assurance Company of America) against Skidmore, Owings & Merrill ("SOM") which is an architectural and engineering firm, and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the removal and replacement costs had been incurred prior to the sale of the insurance subsidiary, Seafield negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment granted in 1992 in favor of Seafield; the Court of Appeals remanded the case to the trial court for a jury trial limited to the question of whether or not the applicable statute of limitations barred the claim. The Appeals Court also set aside $1.7 million of the judgment originally granted in 1992. In July 1996, this case was retried to a judge. On January 21, 1997, the judge entered a judgment in favor of Seafield. The amount of that judgment, together with interest is approximately $5.8 million. Although the judgment has been appealed, counsel for the Company expects that it will be difficult for the defendants to cause the judgment to be reversed. The final outcome is not expected for at least another year. Settlement arrangements with other defendants have resulted in payments to plaintiff which have offset legal fees and costs to date of approximately $478,000. Future legal fees and costs can not reliably be estimated. Pursuant to the Distribution Agreement, this matter was assigned to SLH Corporation.

In 1988, a lawsuit was initiated in the United States District Court for the District of New Mexico against Seafield's former insurance subsidiary by Lyon Development Company and Jeanne Lyon, d/b/a Lyon and Associates Realty, its former partners in the Quail Run real estate project in Santa Fe, New Mexico. The plaintiffs alleged that the project partnership agreement was improperly terminated, thus denying them an ongoing interest in the project, and the loss of their exclusive real estate brokerage arrangement. The plaintiffs were seeking approximately $11 million in actual damages and unspecified punitive damages based upon alleged breaches of contract and fiduciary duty and economic compulsion. After a trial in July 1994, the jury returned a verdict absolving Seafield of any liability. Subsequent to the trial, the judge awarded Seafield approximately $250,000 in connection with marketing expenses which the plaintiffs were to have repaid, and approximately $64,000 in legal costs, with interest until paid. Total legal fees and costs incurred by Seafield and its former insurance subsidiary have aggregated approximately $3.6 million. In February 1996, the United States Court of Appeals for the Tenth Circuit affirmed the jury's verdict in Seafield's favor, reversed the trial judge's award for marketing expenses, and affirmed the trial judge's award of legal costs. The plaintiffs did not seek a rehearing or review of the Appeals Court affirmation of the verdict. In April 1996, plaintiffs paid the legal costs awarded by the trial judge and affirmed by the Court of Appeals (approximately $68,000, including interest). Because the Quail Run project was retained by Seafield in connection with the sale of its former insurance subsidiary, Seafield defended the lawsuit under an indemnification arrangement with the purchaser of the former insurance subsidiary; all costs incurred and any judgments rendered in favor of the plaintiff have been for the account of Seafield.

In the opinion of management, after consultation with legal counsel and based upon current available information, neither of these lawsuits is expected to have a material adverse impact on the consolidated financial position or results of operations of Seafield.

Seafield has received notices of proposed adjustments (Revenue Agent's Reports) from the Internal Revenue Service (IRS) with respect to 1986-1990 federal income taxes. These notices claim total federal income taxes due for the entire five year period in the approximate net amount of $13,867,000, exclusive of interest thereon.

The substantive issues raised in these notices for the years 1986-1990 are primarily composed of the former television subsidiaries' amortization of film rights, the sale of the stock of a former television station, certain insurance company tax issues and a $27 million loss on the sale of a real estate partnership interest.

The IRS' denial of film right amortization equates to approximately $10.5 million of the $13.9 million in additional taxes; provided that if the IRS were to prevail on the amortization issues, the tax basis in the television stations would be increased. This would have the effect of reducing income taxes in connection with the stations' sales; all have been sold.

With respect to the loss on the sale of the real estate partnership interest, the IRS has claimed that the sale did not occur during 1990, but rather occurred after 1991. If the sale did not occur in 1990, then 1990 losses could not be carried back to 1987, to reduce Seafield's significant taxable income in 1987.

Seafield has filed protests regarding the 1986-1990 notices of proposed adjustments. Seafield is currently pursuing a compromise with the Appeals Division of the IRS for the 1986-1989 years. The 1990 issues have not yet been formally addressed at the Appeals Division but Seafield is advised by IRS representatives that tax issues in all years under audit will be addressed together. Resolution of these tax disputes may reasonably be expected, but is not certain, during 1997.

In December 1996, the California state auditor sent Seafield an audit report covering the 1987-1989 taxable years. The State of California has determined to include, as a "unitary taxpayer," all majority owned non-life insurance subsidiaries and joint ventures of Seafield. The auditor's report has been forwarded to the California Franchise Tax Board for action. The total amount of California state income taxes due for the 1987-1989 years is expected to be approximately $750,000. An accrual for the tax and approximately $1 million of interest is included in Seafield's financial statements at December 31, 1996. Pursuant to the Distribution Agreement, SLH Corporation assumed all potential tax liabilities and interest thereon regarding the California audit for the 1987-1989 tax years.

Pursuant to the Distribution Agreement, SLH Corporation assumed from Seafield all of the contingent tax liabilities described above and acquired all rights to refunds plus any interest related to these tax years. SLH Corporation also assumed all contingent liabilities and refunds related to any issues raised by the IRS for the years 1986-1990 whose resolution may extend to tax years beyond the 1990 tax year. Seafield believes that adequate accruals for these income tax liabilities have been made in the accompanying consolidated financial statements.



NOTE 4 - PROPERTY, PLANT AND EQUIPMENT AND ACCOUNTS AND NOTES RECEIVABLE

A summary of property, plant and equipment is as follows:
                                           Rate of          December 31,
                                        Depreciation       1996     1995
                                       ------------------------------------
                                                           (In thousands)
Property, plant and equipment              5% - 33%    $   68,885   65,681
Less accumulated depreciation                              46,108   44,077
                                                         -----------------
                                                       $   22,777   21,604
                                                         =================

A summary of accounts and notes receivable is as follows:
                                                            December 31,
                                                           1996     1995
                                                         -----------------
                                                           (In thousands)
Accounts receivable                                    $   27,417   26,146
Notes receivable                                              261      733
Allowance for doubtful accounts                            (2,796)  (3,314)
                                                         -----------------
                                                       $   24,882   23,565
                                                         =================

Interest rates on notes receivable were 5% to 9% in 1996 and 1995.



NOTE 5 - ACQUISITIONS AND DISPOSITIONS

On March 3, 1997, Seafield distributed to its shareholders all of the outstanding shares of common stock of its wholly-owned subsidiary, SLH Corporation, on the basis of one share of common stock of SLH for each four shares of Seafield common stock held. In connection with this distribution and pursuant to a Distribution Agreement between Seafield and SLH, Seafield transferred its real estate and energy businesses and miscellaneous assets and liabilities, including two wholly-owned subsidiaries, Scout and Resources, to SLH. The net assets distributed to SLH totaled approximately $36 million at December 31, 1996. The spinoff was accounted for as a 1997 dividend with no gain or loss recognition. As a result of the distribution, Seafield's principal assets consist of its stock holdings in LabOne and Response.

During 1996, Seafield's subsidiary, Response, acquired stock in or certain operating assets and assumed certain liabilities of ten oncology practices. Response's consideration in exchange for the practice affiliations consisted of $53 million in cash, $27 million in notes payable and 640,000 shares of Response common stock. The practice affiliations have been accounted for as purchases and the accompanying consolidated financial statements include the results of their operations from the respective dates of acquisition.

In April 1996, Seafield loaned $10 million to Response which was converted into 909,090 shares of Response common stock at the election of Seafield in August 1996. In October 1996, Seafield provided to Response a $23.5 million credit facility to finance acquisitions and for working capital. This credit facility was converted into Response common stock in February 1997, increasing Seafield's ownership to approximately 67%.

The following pro forma balance sheet as of December 31, 1996 and statements of operations for the years ended December 31, 1996 and 1995 reflect the distribution of the assets and liabilities to SLH, the acquisitions by Response of the medical practices and the conversion of the Response notes to Response common stock. The pro forma balance sheet has been prepared as if the Distribution had occurred on December 31, 1996.
The pro forma statements of operations reflect the pro forma results of operations, as adjusted, as if the Response transactions had occurred on January 1, 1995. The pro forma financial information is not necessarily indicative of what actual results of operations would have been had these transactions been completed on January 1, 1995 or results which may be obtained in the future.




SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Pro Forma Balance Sheet (Unaudited)
December 31, 1996
--------------------------------------------------------------------------
                                                Add
                                      Less    Response
                                      SLH    Physician  Pro Forma Pro Forma
                        Historical Operations Practice Adjustments Results
                        ---------- ---------- -------- ----------- --------
                                        (In thousands)
ASSETS
Current assets:
  Cash and cash
    equivalents         $  5,372       186       --        --        5,186
  Short-term investments  55,208     6,229       --    (10,000)(a)  38,979
  Accounts and notes
    receivable            24,882       723       --        --       24,159
  Income taxes receivable    --       (178)      --        --          178
  Deferred income taxes    3,058     1,185       --        --        1,873
  Other current assets    20,604       236       --        --       20,368
                        --------  --------  --------  --------    --------
    Total current assets 109,124     8,381       --    (10,000)     90,743
Property, plant and
  equipment               22,777       480       --        --       22,297
Investments:
  Securities               4,019     3,515       --        --          504
  Oil and gas              1,543     1,543       --        --          --
Intangible assets        118,917       113       --        --      118,804
Other assets               1,830     1,350       --        --          480
Net assets of discontinued
  real estate operations  30,466    30,466       --        --          --
                        --------  --------  --------  --------    --------
                        $288,676    45,848       --    (10,000)    232,828
                        ========  ========  ========  ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable      $  8,599       383       --        --        8,216
  Notes payable            7,847       --        --        --        7,847
  Income taxes payable       724       724       --        --          --
  Other current
    liabilities           10,768     1,825       --        --        8,943
                        --------  --------  --------  --------    --------
      Total current
        liabilities       27,938     2,932       --        --       25,006
Notes payable             39,611       --        --        --       39,611
Deferred income taxes     17,237     6,140       --        --       11,097
Other liabilities          1,528       817       --        --          711
                        --------  --------  --------  --------    --------
   Total liabilities      86,314     9,889       --        --       76,425
                        --------  --------  --------  --------    --------
Minority interests        28,338       --        --        --       28,338
                        --------  --------  --------  --------    --------
Stockholders' equity:
  Preferred stock of
    $1 par value. Authorized
    3,000,000 shares;
    none issued              --        --        --        --          --
  Common stock of
    $1 par value. Authorized
    24,000,000 shares;
    issued 7,500,000
    shares                 7,500       --        --        --        7,500
  Paid-in capital          1,748       --        --        --        1,748
  Equity adj. from foreign
    currency translation    (439)      --        --        --         (439)
  Retained earnings      195,329    35,959       --    (10,000)(a) 149,370
                        --------  --------  --------  --------    --------
                         204,138    35,959       --    (10,000)    158,179
  Less cost of 1,016,066
    shares of treasury
    stock                 30,114       --        --        --       30,114
                         -------  --------  --------  --------    --------
   Total stockholders'
     equity              174,024    35,959       --    (10,000)    128,065
                        --------  --------  --------  --------    --------
                        $288,676    45,848       --    (10,000)    232,828
                        ========  ========  ========  ========    ========




SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Pro Forma Statement of Operations (Unaudited)
Year Ended December 31, 1996
--------------------------------------------------------------------------
                                                Add
                                      Less    Response
                                      SLH    Physician  Pro Forma Pro Forma
                        Historical Operations Practice Adjustments Results
                        ---------- ---------- -------- ----------- --------
                               (in thousands except per share amounts)
REVENUES
  Healthcare services   $ 75,985       --     20,133       --       96,118
  Insurance services      50,801       --        --        --       50,801
  Other                    2,446     2,446       --        --          --
                        --------  --------  --------  --------    --------
    Total revenues       129,232     2,446    20,133       --      146,919

COSTS AND EXPENSES
  Healthcare services     67,014       --     15,906       --       82,920
  Insurance services      22,625       --        --        --       22,625
  Other                    2,771     2,771       --        --          --
  Selling, general and
   administrative         36,680     1,606       --        --       35,074
                        --------  --------  --------  --------    --------
Earnings(loss) from
   operations                142    (1,931)    4,227       --        6,300
  Investment income - net  5,004     1,375       --        --        3,629
  Interest expense        (2,900)      --     (1,512)      --       (4,412)
  Other income (expense)    (411)     (845)      --        --          434
                        --------  --------  --------  --------    --------
Earnings(loss) before
   income taxes            1,835    (1,401)    2,715       --        5,951
  Income taxes            (4,050)     (249)      --        --       (3,801)
                        --------  --------  --------  --------    --------
Earnings (loss) before
   minority interests     (2,215)   (1,650)    2,715       --        2,150
  Minority interests      (1,329)      --       (792)      --       (2,121)
                        --------  --------  --------  --------    --------
Earnings (loss) from
  continuing operations $ (3,544)   (1,650)    1,923       --           29
                        ========  ========  ========  ========    ========

Per share of common stock
  based on 6,481,943 weighted
  average shares outstanding:
    Loss from
      continuing
      operations        $   (.55)     (.25)     (.30)      --          --
                        ========  ========  ========  ========    ========



SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Pro Forma Statement of Operations (Unaudited)
Year Ended December 31, 1995
--------------------------------------------------------------------------
                                                Add
                                      Less    Response
                                      SLH    Physician  Pro Forma Pro Forma
                        Historical Operations Practice Adjustments Results
                        ---------- ---------- -------- ----------- --------
                               (in thousands except per share amounts)
REVENUES
  Healthcare services   $ 56,410       --     33,286       --       89,696
  Insurance services      55,862       --        --        --       55,862
  Other                    7,272     1,963       --        --        5,309
                        --------  --------  --------  --------    --------
    Total revenues       119,544     1,963    33,286       --      150,867

COSTS AND EXPENSES
  Healthcare services     52,838       --     30,610       --       83,448
  Insurance services      23,598       --        --        --       23,598
  Other                    6,357     2,219       --        --        4,138
  Selling, general and
   administrative         42,300     1,588       --        --       40,712
                        --------  --------  --------  --------    --------
Earnings(loss) from
   operations             (5,549)   (1,844)    2,676       --       (1,029)
  Investment income - net  4,401      (200)      --        --        4,601
  Interest expense        . (124)      --     (3,256)      --       (3,380)
  Other income (expense)  (4,564)       22       --        --       (4,586)
                        --------  --------  --------  --------    --------
Earnings(loss) before
   income taxes           (5,836)   (2,022)    (580)       --       (4,394)
  Income taxes             6,563       388      --         --        6,175
                        --------  --------  --------  --------    --------
Earnings (loss) before
   minority interests        727    (1,634)    (580)       --        1,781
  Minority interests      (1,475)      --       382        --       (1,093)
                        --------  --------  --------  --------    --------
Earnings (loss) from
  continuing
    operations          $   (748)   (1,634)    (198)       --          688
                        ========  ========  ========  ========    ========

Per share of common stock
  based on 6,454,068 weighted
  average shares outstanding:
    Earnings (loss)
      from continuing
      operations        $   (.12)     (.25)     (.02)      --          .11
                        ========  ========  ========  ========    ========



Notes to Pro Forma Financial Statements
(a) Represents the short-term investments transferred to SLH on the date of distribution.
NOTE 6 - SEGMENT DATA

The following table shows segment information from continuing operations:

Year ended December 31,                    1996         1995         1994
--------------------------------------------------------------------------
                                                   (In thousands)
REVENUES:
  Healthcare services                 $   75,985       56,410       45,134
  Insurance services                      50,801       55,862       67,199
  Other                                    2,446        7,272       11,945
                                        ----------------------------------
    Total revenues                    $  129,232      119,544      124,278
                                        ==================================
OPERATING EARNINGS (LOSS):
  Healthcare services                 $   (5,841)      (3,989)      (5,403)
  Insurance services                      11,138        4,912        7,364
  Other                                     (431)      (3,858)      (1,041)
  Corporate investment and other income    4,593        4,091        3,327
  Corporate expense                       (4,724)      (6,868)      (5,284)
  Interest expense                        (2,900)        (124)        (300)
                                        ----------------------------------
  Earnings (loss) before income taxes
    and minority interests                 1,835       (5,836)      (1,337)
  Income taxes                            (4,050)       6,563         (680)
  Minority interests                      (1,329)      (1,475)         145
                                        ----------------------------------
    Loss from continuing operations   $   (3,544)        (748)      (1,872)
                                        ==================================

IDENTIFIABLE ASSETS:
  Healthcare services                 $  154,581       39,035       35,683
  Insurance services                      34,543       36,396       55,761
  Net assets of discontinued operations   30,466       42,215       50,011
  Other                                   69,086       93,870      103,932
                                        ----------------------------------
    Total identifiable assets         $  288,676      211,516      245,387
                                        ==================================

Operating earnings (loss) are revenues less expenses other than corporate and interest expense, net of intersegment transactions. Depreciation and amortization amounts for 1996, 1995 and 1994 were $10,468,000, $8,590,000 and $11,836,000, respectively. Goodwill amortization for 1996, 1995 and 1994 was $2,085,000, $3,620,000 and $3,263,000, respectively Capital expenditures and depreciation and amortization expense for the significant segments are as follows:

                                           1996         1995         1994
                                        ----------------------------------
                                                   (In thousands)
Healthcare services:
  Capital expenditures                $    1,702        3,032        3,194
                                        ==================================
  Depreciation and amortization       $    4,995         3,381        2,761
                                        ==================================
Insurance services:
  Capital expenditures                $    2,558         1,437        2,030
                                        ==================================
  Depreciation and amortization       $    2,401         3,326        6,547
                                        ==================================



NOTE 7 - INCENTIVE STOCK OPTION PLAN

Seafield has three Stock Option Plans which provide for Qualified and Nonqualified Stock Options, Stock Appreciation Rights (SAR's) and restricted stock awards to key employees and directors. The plans entitle the grantee to purchase shares at prices ranging from 75% to 110% of the fair market value at date of grant during terms up to ten years. All options have been awarded at 100% of fair market value. SAR's may be issued in tandem with stock options and entitle the holder to elect to receive the appreciated value in cash. Restricted stock awards were rights to receive or retain shares in payment of compensation earned or to be earned. During 1995, restricted stock awards of 60,604 shares became vested and were issued. As of December 31, 1996, there were no restricted stock awards outstanding. The following presents a summary of stock options activity for the three years ended December 31, 1996:

                                                Weighted          Options
                                 Number of       Average        Exercisable
                                   Shares     Exercise Price    at Year-end
--------------------------------------------------------------------------
Outstanding December 31, 1993     633,261       $ 23.528
Exercised                          56,998         24.288
Terminated or forfeited             1,000         31.000
                                 --------
Outstanding December 31, 1994     575,263         23.055          552,422
Exercised                         392,263         23.509
                                 --------
Outstanding December 31, 1995     183,000         28.368          173,665
Exercised                         112,915         26.539
Terminated or forfeited             1,500         29.250
                                 --------
Outstanding December 31, 1996      68,585         31.359           68,585
                                 ========


The following table summarizes information about stock options at December 31, 1996.

                       Options outstanding             Options Exercisable
               ------------------------------------   ---------------------
                              Weighted
                               Average     Weighted                Weighted
Range of                      Remaining    Average                  Average
Exercise           Number    Contractual   Exercise     Number     Exercise
 Prices          Outstanding  Life (yrs)    Price     Exercisable    Price
--------       ------------------------------------   ---------------------
$ 28.000-28.000     1,000        1.11      $28.000        1,000     $28.000
  28.250-28.250     1,000         .12       28.250        1,000      28.250
  30.220-30.220     5,000        3.94       30.220        5,000      30.220
  30.000-30.000    35,000        5.00       30.000       35,000      30.000
  31.000-31.000     7,250        3.10       31.000        7,250      31.000
  34.500-34.500    15,000        3.36       34.500       15,000      34.500
  34.875-34.875     4,335        9.86       34.875        4,335      34.875
                  -------                               -------
$ 28.00-34.875     68,585        4.54       31.359       68,585     $31.359
                  =======                               =======
Options for 130,000 shares were available to be awarded at December 31, 1996. The difference between the per share exercise price and the cost per share of the treasury stock issued for stock options exercised increased paid-in capital by $1,000 in 1996 and $745,000 in 1995. Additionally, Seafield maintains a Stock Purchase Plan under which each participant's contribution is matched at a rate of 50%. Seafield common stock is purchased on the open market each month. Of the 100,000 shares registered under this plan, 62,904 shares were eligible for issuance at December 31, 1996.

Seafield accounts for stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB 25). As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Effective December 31, 1995, Seafield adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," (FAS 123) which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternately, FAS 123 allows entities to continue to apply the provisions of APB 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in FAS 123 had been applied. Seafield has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of FAS 123.

Seafield had no stock options granted in 1995 or 1996. However, both LabOne and Response granted stock options in these years. Both subsidiaries have elected to continue to apply APB 25 in accounting for their plans and therefore, no compensation cost has been recognized for their stock options in the financial statements. Had these subsidiaries recorded compensation cost based on the fair value at the grant date for their stock options under FAS 123, Seafield's consolidated net loss and net loss per share would have been increased by approximately $894,000 or $.14 per share in 1996 and approximately $1,452,000 or $.23 per share in 1995.

Pro forma net losses reflect only options granted by LabOne and Response in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under FAS 123 is not reflected in the pro forma net loss amounts presented above because compensation costs are reflected over the options' vesting period of five years for the 1996 and 1995 options. Compensation costs for options granted prior to January 1, 1995 are not considered.

NOTE 8 - LEASE COMMITMENTS

Seafield and subsidiaries lease office space, equipment, land and buildings under various, noncancelable leases that expire over the next several years. Rental expense for these leases during 1996, 1995 and 1994 amounted to $3,723,000, $3,302,000 and $3,868,000, respectively.

Future minimum lease payments under these agreements, after giving effect to the spinoff of SLH, as of December 31, 1996 are as follows:

                               Year          Amount
                              -------------------------
                                         (In thousands)
                               1997         $ 2,679
                               1998           1,898
                               1999           1,439
                               2000           1,200
                               2001           1,113
                               Thereafter    11,214



NOTE 9 - INVESTMENT SECURITIES

A summary of investment securities information relating to quoted market values and holding gains and losses at December 31, 1996 and 1995 is in the following table.

                                            Amount at
                                              Which
                  Amortized      Market      Shown in
                    Cost         Value       Balance      Holding   Holding
                                              Sheet        Gains     Losses
---------------------------------------------------------------------------
                                          (In thousands)
December 31, 1996
-----------------

Available for Sale
------------------
  Preferred stock  $  3,515        3,515        3,515        --         --
                   ========================================================

Held to Maturity
----------------
  Obligations of states
    and political
    subdivisions   $  2,506        2,500        2,506        --         (6)
  Canadian
    government notes    746          746          746        --         --
                   --------------------------------------------------------
                   $  3,252        3,246        3,252        --         (6)
                   ========================================================

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
                   ========================================================

At December 31, 1996, debt securities will mature as follows:

                                                   Within        Between 1
                                                   1 Year       and 5 Years
                                                 --------------------------
                                                        (In thousands)
Available for sale                            $     2,500            1,015
                                                 ==========================
Held to Maturity                                    2,748              504
                                              $  ==========================

Information about proceeds from sales of available for sale securities and the gross realized gains and losses on those sales is summarized in the following table. Cost is determined by specific identification for computing realized gains and losses.

Year ended December 31,                     1996         1995         1994
---------------------------------------------------------------------------
                                                   (In thousands)
  Proceeds                             $      3           83           --
                                         ==================================
  Gross realized gains                 $     --           34           --
                                         ==================================
  Gross realized losses                      (1)          (3)          --
                                       $ ==================================

Trading securities primarily include United States treasury securities, common stock, money market funds and obligations of states and political subdivisions and totaled appoximately $52.5 million and $64.8 million at December 31, 1996 and 1995, respectively. The changes in net unrealized holding gains and losses on trading securities that have been included in operations are losses of $7,000, $485,000 and $2.2 million for the years ended December 31, 1996 1995 and 1994, respectively.

Included in the preferred stock available for sale is an investment in Oclassen Pharmaceuticals, Inc. with a carrying value of $2.5 million at December 31, 1996 and 1995. Oclassen was a privately owned pharmaceutical manufacturer which entered into an agreement and plan of merger with a wholly-owned subsidiary of Watson Pharmaceuticals, Inc. (Watson), a publicly traded company. The merger was approved by stockholders on February 26, 1997 and will result in Seafield owning approximatedly 184,000 shares of Watson. The market value per share of Watson on February 26, 1997 was 42.375. The other preferred stock investment is Norian Corporation, a privately owned developer of proprietary bone substitute technology with a carrying value of $1,015,000 at December 31, 1996 and 1995. There is no public market for this investment.

Seafield has investments in two majority-owned entities that are publicly-traded. At December 31, 1996, based on the market prices of publicly traded shares of these two subsidiaries, pretax unrealized gains of approximately $163 million ($25.15 per share) on these investments were not reflected in either Seafield's book value or stockholders' equity.



NOTE 10 - INCOME TAXES

Seafield and those subsidiaries that are eligible file a consolidated U.S. federal income tax return. Prior to consolidation in Seafield's federal income tax return, various subsidiaries generated taxable losses of approximately $6.5 million. These net operating loss carryforwards are usable only against future taxable income of the corporation that generated the losses. Upon the disposition of the stock, in 1992, of the former employee benefits consulting services subsidiary, $4.1 million of net operating loss carryforwards were reattributed to Seafield. In 1994 and prior years, Seafield utilized approximately $2.7 million of these reattributed losses, thereby reducing income tax expense by $923,000. The remainder of these net operating loss carryforwards will begin to expire in the year 2006.

During 1996 and 1995, Seafield generated approximately $1 million and $6.6 million, respectively, in current capital losses that exceeded capital gains. These losses expire in the year 2001 and 2000. Also, in 1995, deferred capital losses of $5.7 million were generated on the write-off of Seafield's radiopharmaceutical subsidiary. Deferred income tax assets have been generated by these losses. Future realization of these tax assets or any existing deductible temporary differences or carryforwards ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryover period. When it becomes more likely than not that a deferred tax asset will not be realized, a valuation allowance is accrued against that deferred tax asset.

During 1996 and 1995, Response utilized approximately $830,000 and $1,710,000 of available federal net operating loss carryforwards resulting in tax benefits of $ 314,000 and $667,000, respectively. Response is not included within Seafield's consolidated federal income tax return. Response has remaining federal net operating loss carryforwards of approximately $4.5 million that are limited by the Internal Revenue Code and are available to offset only $475,000 of taxable income per year. These limited federal net operating losses are available annually until 2005.
The use of net operating loss carryforwards, for income tax purposes, is dependent upon the generation of future taxable income. A benefit for the net operating loss carryforward has been provided for the reversal of taxable temporary differences during the carryforward period.

Late in 1996, Seafield received a draft proposed adjustment from the state of California for income taxes for the years 1987-1989. Seafield expects a deficiency notice from California during early 1997. Accordingly, an accrual for state income tax expense of $750,000 was made during the fourth quarter to reflect this proposed adjustment. In addition, an interest expense accrual of approximately $1 million for interest on the deficiency was made during the fourth quarter. See further discussion under Item 3 "Legal Proceedings".

The components of the provision (benefit) for income taxes on income from continuing operations are as follows:

Year Ended December 31,                    1996         1995         1994
--------------------------------------------------------------------------
                                                   (In thousands)
Current:
  Federal                             $    1,971       (1,785)       1,244
  State                                    1,150          186          473
  Foreign                                    259          170          769
                                        ----------------------------------
                                           3,380       (1,429)       2,486
                                        ----------------------------------
Deferred:
  Federal                                    104       (4,203)      (1,674)
  State                                      434       (1,025)          73
  Foreign                                    132           94         (205)
                                        ----------------------------------
                                             670       (5,134)      (1,806)
                                        ----------------------------------
                                      $    4,050       (6,563)         680
                                        ==================================


The reconciliation of income tax attributable to continuing operations computed at the federal statutory tax rate (34%) to income tax expense (benefit) is as follows:

Year Ended December 31,                    1996         1995         1994
--------------------------------------------------------------------------
                                                   (In thousands)
Computed expected tax expense(benefit) $     624       (1,984)        (454)
State income taxes, net of federal
  benefit and state valuation
    allowance changes                      1,045         (564)         348
Goodwill amortization                        709        1,214        1,087
Tax exempt interest and dividends            (45)        (152)        (302)
Tax benefits not available for
  subsidiary losses                          276          261        1,063
Losses on sale of subsidiaries                --       (4,239)          --
Deferred tax on unremitted earnings of
  foreign subsidiaries                        --          175           --
Foreign taxes on repatriation of
  foreign source income                      219           --           --
Other, net                                   (69)        (456)        (799)
Increase in federal valuation
  allowance, net                           1,716           --           --
Utilization of federal net operating loss   (539)        (902)        (389)
Foreign tax in excess of U.S. rate           114           84          126
                                        ----------------------------------
Actual income tax expense (benefit)    $   4,050       (6,563)         680
                                        ==================================

Effective rate                               221%         112%        (51%)


The significant components of deferred income tax assets and liabilities are as follows:

December 31,                               1996         1995         1994
--------------------------------------------------------------------------
                                                   (In thousands)
Current deferred income tax assets (liabilities):
Valuation allowance on stock
   investments                        $       14          269          661
Allowance on accounts receivable           1,076          703        1,008
Excess book expense accruals                 559          718          877
State income tax deficiency                  248           --           --
Interest accrual on state income tax         382           --           --
Other                                        516          (22)          35
Federal net operating loss carryforwards     151          151           43
State net operating loss carryforwards     1,045          923            8
                                        ----------------------------------
Gross current deferred income tax assets   3,991        2,742        2,632
Current valuation allowance                 (933)      (1,202)        (866)
                                        ----------------------------------
Net current deferred income tax assets     3,058        1,540        1,766
                                        ----------------------------------

Non-current deferred income tax assets (liabilities):
Valuation allowances on investments        2,114        2,151           19
Excess book (tax) expense accruals           408          392          321
Excess book (tax)partnership expenses        396          123          244
Excess book (tax) oil and gas expenses       519          842          449
Excess book (tax) depreciation and
  amortization                               903        1,048          900
Alternative minimum tax credit               293          233          188
Management service agreements            (25,126)          --           --
Other                                         (8)        (150)         (90)
Capital loss carryforwards                 2,953        2,888           --
Federal net operating loss carryforwards   2,312        2,360        4,102
State net operating loss carryforwards       491          602        1,304
                                        ----------------------------------
Gross non-current deferred
  income tax assets                      (14,745)      10,489        7,437
Valuation allowance for non-current
  deferred income tax assets              (2,492)      (3,490)      (5,722)
                                        ----------------------------------
Net non-current deferred
  income tax assets (liabilities)        (17,237)       6,999        1,715
                                        ----------------------------------
Net deferred income tax
  assets (liabilities)                $  (14,179)       8,539        3,481
                                        ==================================

The above deferred income tax liability of $25,126,000, relating to management service agreements, was generated during 1996 by the purchases of physician practices by Response. These purchases resulted in differences between the assigned value of identifiable net intangible assets (management services agreements) and the tax basis of these assets. The differences, multiplied by the expected tax rate of 38 percent, creates the deferred income tax liability, reduced by the elimination of the valuation allowance on Response deferred tax assets. The Company's valuation allowance was $3,425,000, $3,692,000 and $6,588,000 at December 31, 1996, 1995 and 1994, respectively. Approximately $3,515,000 of the decrease in 1996 was recorded as a reduction of acquired intangibles in accordance with the purchase method of accounting for acquisitions.

The valuation allowance as of January 1, 1994 was approximately $5,860,000. The valuation allowance decreased during 1996 by $1,267,000, decreased during 1995 by approximately $1,896,000, and increased by $728,000 during 1994.



NOTE 11 - INTANGIBLE ASSETS

The cost and accumulated amortization of intangible assets are as follows:

December 31,                                             1996        1995
---------------------------------------------------------------------------
                                                           (In thousands)
Goodwill - excess of cost over fair value
    of net assets acquired                           $   29,585      29,804
Less accumulated amortization                            13,860      11,774
                                                       --------------------
                                                         15,725      18,030
                                                       --------------------
Laboratory patent, antibodies, antigens,
    and nicotine screens                                  8,000       8,000
Less accumulated amortization                             7,261       6,739
                                                       --------------------
                                                            739       1,261
                                                       --------------------

Service agreements                                      103,308         --
Less accumulated amortization                             1,345         --
                                                       --------------------
                                                        101,963         --
                                                       --------------------


Other intangible assets                                     722         252
Less accumulated amortization                               232          66
                                                       --------------------
                                                            490         186
                                                       --------------------
Intangible assets, net of accumulated amortization   $  118,917      19,477
                                                       ====================

Any excess of the cost over the fair value of the net assets purchased is being amortized on a straight line basis over 5 to 20 years. The laboratory patent process is being amortized over 184 months from date of acquisition while antibodies, antigens, and nicotine screens are being amortized over their estimated remaining useful lives. Service agreements consist of the costs of purchasing management service agreements with physician practices. These costs are amortized over the initial noncancelable 40-year term of the related management service agreements.



NOTE 12 - NOTES PAYABLE

Notes payable are as follows:

December 31,                                             1996        1995
---------------------------------------------------------------------------
                                                           (In thousands)

Credit Facility                                     $   20,861        --
Various subordinated notes payable to affiliated
  physicians and physicians practices, bearing
  interest ranging from 4% to 9%, with maturities
  beginning in 1997.                                    26,466        --
Other notes payable collateralized by furniture
  and equipment with interest rates between 8%
  and 10% payable in monthly installments of
  principal and interest through 2001.                     131        --
                                                     ----------------------
Total notes payable                                     47,458        --
Less current installments                                7,847        --
                                                     ----------------------
                                                    $   39,611        --
                                                     ======================

In May 1996, Response entered into a $27.5 million Bank Credit Facility to fund Response's acquisitions and working capital needs and to repay an existing facility. The Credit Facility, comprised of a $22 million Acquisition Facility and a $5.5 million Working Capital Facility is collateralized by the common stock of Response's subsidiaries. The Acquisition Facility matures May 31, 1998 and bears interest at a variable rate equal to LIBOR plus a spread between 1.5% and 2.625%, depending upon borrowing levels. The Working Capital Facility matures May 30, 1997, subject to a one year extension, and bears interest at a variable rate equal to LIBOR plus a spread between 1.875% and 2.375%. At December 31, 1996, $20.9 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 7.7%. Response's available credit under the Credit Facility at December 31, 1996 was $200,000. The Credit Facility contains affirmative and negative covenants which, among other things, require Response to maintain certain financial ratios, including minimum fixed charges coverage, funded debt to EBITDA, net worth and current ratio. As of December 31, 1996, Response was in compliance with the covenants included in the Credit Facility.

The installment notes payable to affiliated physicians and physician practices were issued as partial consideration for the practice management affiliations. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of Response based on conversion prices ranging from $13.75 to $17.50.



NOTE 13 - DISCONTINUED OPERATIONS

Operations of Discontinued Real Estate Segment

In 1992, Seafield's board of directors approved a plan to discontinue real estate operations. As a result of this decision, a $6 million after-tax loss provision for estimated write-downs and costs through final disposition was included in the discontinued real estate's 1992 loss. Additional after-tax losses of $2.9 million, $6.6 million, and $1.5 million were recorded in 1994, 1995, and 1996, respectively. These losses resulted from changes in estimated net realizable value based upon management's analysis of recent sales transactions and other current market conditions. The remaining real estate assets will be sold as soon as practicable.

On March 3, 1997, Seafield transferred its real estate assets to its wholly-owned subsidiary, SLH Corporation (SLH) in connection with the distribution of all of the outstanding shares of SLH to Seafield shareholders. See Note 5 for additional information.

A summary of discontinued real estate operations follows:

Year Ended December 31,                    1996         1995         1994
--------------------------------------------------------------------------
                                                   (In thousands)

Revenues                             $    16,365       11,486       11,991
                                       ===================================
Loss                                 $    (2,200)     (10,000)      (4,400)
Income tax benefits                         (748)      (3,400)      (1,496)
                                       -----------------------------------
Net loss                             $    (1,452)      (6,600)      (2,904)
                                       ===================================

Net Assets of Discontinued Real Estate Segment

A summary of the net assets of the discontinued real estate operations follows:

December 31,                                            1996         1995
--------------------------------------------------------------------------
                                                          (In thousands)
Assets
  Current assets                                    $     264          281
  Real estate - current                                 1,223        3,868
  Real estate - non-current                            24,202       31,153
  Other non-current assets                              6,645        8,979
                                                      --------------------
   Total assets                                        32,334       44,281
                                                       -------------------

Liabilities
  Current liabilities                                   1,868          777
  Non-current liabilities                                 --         1,289
                                                      --------------------
  Total liabilities                                     1,868        2,066
                                                      --------------------
Net Assets                                          $  30,466       42,215
                                                      ====================

At December 31, 1996, real estate debt totaled $7.4 million, of which $6.2 million was recourse debt.



NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)


Summarized 1996 quarterly financial data is as follows:

                                  Mar. 31,   Jun. 30,   Sep. 30,   Dec. 31,
Quarter Ended                       1996       1996       1996       1996
---------------------------------------------------------------------------
                                   (In thousands except per share amounts)

Revenues                        $  26,635     30,937     33,318     38,342
                                  ========================================

Earnings (loss) from
  continuing operations         $    (114)       186        696     (4,312)
Loss from discontinued real
  estate operations                   --         --         --      (1,452)
                                  ----------------------------------------
Net earnings (loss)             $    (114)       186        696     (5,764)
                                  ========================================

Per share:
  Earnings (loss) from
    continuing operations       $    (.02)       .03        .11       (.67)
  Loss from discontinued real
    estate operations                  --         --         --       (.22)
                                  ----------------------------------------
Net earnings (loss)             $    (.02)       .03        .11       (.89)
                                  ========================================

Dividends paid per share        $     .30        .30        .30        .30
                                  ========================================
Stock prices:
  High                          $  38         39 1/2     37 3/4     39 1/2
  Low                           $  33 1/2     36         33 1/2     33 7/8

The 1996 fourth quarter loss includes a $750,000 accrual for estimated state income tax and $1 million of estimated interest expense as a result of an ongoing franchise tax audit of prior years. Also included in the 1996 fourth quarter loss is a net increase in deferred income tax valuation allowances of $1.7 million.

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
                                  ========================================
Stock prices:
  High                          $  38 3/4     40 5/8     38         37 1/2
  Low                           $  32 1/8     34         33         33 1/4


See Note 5 regarding the distribution of SLH Corporation on March 3, 1997. Stock prices shown above have not been adjusted to reflect effects of the spinoff of SLH. See Note 13 for a description of discontinued operations which affected the results of operations for the quarters shown above. Quarterly earnings per share amounts may not add to the annual earnings per share amounts due to the effect of common stock equivalents and the timing of treasury stock purchases and net earnings.



                 SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
                                  Schedule II
                 Valuation and Qualifying Accounts and Reserves

---------------------------------------------------------------------------
                                       Additions
                                   -----------------
                                   Charged   Charged
                       Balance at  to Costs to Other             Balance at
                        Beginning    and    Accounts-              End of
Description             of Year    Expenses Describe  Deductions*   Year
---------------------------------------------------------------------------
                                       (In thousands)
Year ended December 31, 1996
Accounts and notes receivable -
    allowance for
    doubtful accounts   $ 3,314    2,311      --         2,830      2,795

Year ended December 31, 1995
Accounts and notes receivable -
    allowance for
    doubtful accounts     4,637    2,935      --         4,258      3,314

Year ended December 31, 1994
Accounts and notes receivable -
    allowance for
    doubtful accounts     4,589    2,671       --        2,623      4,637


* Uncollectible accounts written-off



                  SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
                                   Schedule III
                     Real Estate and Accumulated Depreciation
                                December 31, 1996
                                  (Page 1 of 2)


                                  Costs Capitalized       Gross Amount
                 Initial Cost         Subsequent        At Which Carried
                  to Company        to Acquisition    at December 31, 1996
               -----------------  -----------------  ----------------------
                       Buildings &                         Buildings &
                        Improve-  Improve- Carrying         Improve-
Description      Land    ments     ments    Costs   Land     ments    Total
-------------------------------   -----------------  ----------------------
                                    (In thousands)
Land Investments/
Developments:
Houston, TX   $  6,158      49      977    1,553    4,283       --    4,283
Ft Worth, TX    11,501      --       91       --    7,720       --    7,720
Ft Worth, TX    11,289      --       --       42   11,331       --   11,331
Ft Worth, TX     1,000      --       --       --      665       --      665
Olathe, KS       3,292      --       49       --    2,659       --    2,659

Parking:
Reno, NV            --   5,277       19       --       --    5,296    5,296

Residential:
Juno Beach, FL  13,740      --   33,233    2,723    1,313    6,601    7,914
Santa Fe, NM     4,576      --   66,236   17,423      627   17,658   18,285
             --------------------------------------------------------------
              $ 51,556   5,326  100,605   21,741   28,598   29,555   58,153
                ==================================================

Reserves                                                            (31,435)
                                                                    -------
Net real estate before depreciation                                  26,718
Accumulated depreciation                                             (1,293)
                                                                    -------
Net real estate                                                      25,425
Less current portion                                                 (1,223)
                                                                    -------
 Real estate, net of current portion                               $ 24,202
                                                                    =======

(1) Reserves have been established to reflect lower net realizable values based on periodic evaluation of changes in market conditions, recent sales prices, and appraisals.










                  SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
                                   Schedule III
                     Real Estate and Accumulated Depreciation
                                December 31, 1996
                                  (Page 2 of 2)


                                                  Date
                              Accum.    Tax      Constr.     Date      Depr.
Description        Reserves    Depr.   Basis      Began    Acquired    Life
---------------------------------------------------------------------------
                                  (In thousands)
Land Investments/
Developments
Houston, TX       $  2,065      --      4,580       --        1974       --
Ft Worth, TX         5,569      --      7,495       --        1986       --
Ft Worth, TX        10,559      --      8,021       --        1986       --
Ft Worth, TX           632      --        665       --        1986       --
Olathe, KS              --      --      2,438       --        1991       --

Parking:
Reno, NV               947   1,293      4,385       --        1989    20 yrs

Residential:
Juno Beach, FL       2,393      --      5,557      1985       1983       --
Santa Fe, NM         9,270      --     12,078      1987       1985       --
                    -------------------------
                  $ 31,435   1,293     45,219
                    =========================



                  SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
                                   Schedule III
                     Real Estate and Accumulated Depreciation
                           Reconciliation Between Years


A) Reconciliations of total real estate carrying value for the three years ended December 31, 1996 are as follows:

                                            1996         1995         1994
---------------------------------------------------------------------------
                                                    (In thousands)
Balance at beginning of year           $   36,314       39,665       38,921

Additions during year:
  Improvements                              5,377       13,975       11,689
  Consolidate joint venture                   --           --         3,292
                                         ----------------------------------
                                           41,691       53,640       53,902

Deductions during year:
  Value of real estate sold                12,773        9,891        9,837
  Provision for loss on sale of
    real estate                             2,200        7,435        4,400
                                         ----------------------------------
                                           14,973       17,326       14,237
                                         ----------------------------------
Balance at end of year                 $   26,718       36,314       39,665
                                         ==================================


B) Reconciliations of accumulated depreciation for the three years ended December 31, 1996 are as follows:

                                            1996         1995         1994
---------------------------------------------------------------------------
                                                    (In thousands)
Balance at beginning of year           $    1,293        1,081          868

Additions during year - depreciation          --           212          213
                                         ----------------------------------
                                            1,293        1,293        1,081

Deductions during year - accumulated
  depreciation of real estate sold            --           --           --
                                         ----------------------------------
Balance at end of year                 $    1,293        1,293        1,081
                                         ==================================