Form 10-Q
period 1997-03-31
SEAFIELD CAPITAL CORP
filed 1997-05-15
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q



          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        -----              SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1997

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
Number of shares outstanding of only class of Registrant's common stock as of
May 8, 1997:   $1 par value common - 6,489,103


SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
--------------------------------------------------------------------------
                                                (unaudited)
                                                  March 31,    December 31,
                                                    1997           1996
--------------------------------------------------------------------------
                                                       (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                     $    3,520         5,372
  Short-term investments                            27,559        55,208
  Accounts and notes receivable                     29,011        24,882
  Current income tax receivable                      2,331          (724)
  Deferred income taxes                              1,009         3,058
  Other current assets                              22,964        20,604
                                                  ----------------------
      Total current assets                          86,394       108,400
Property, plant and equipment                       22,287        22,777
Investments:
  Securities                                           504         4,019
  Oil and gas                                          --          1,543
Intangible assets                                  123,063       118,917
Other assets                                           123         1,830
Net assets of discontinued real estate operations      --         30,466
                                                  ----------------------
                                                $  232,371       287,952
                                                  ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $    7,500         8,599
  Notes payable                                      1,313         7,847
  Other current liabilities                          9,618        10,768
                                                  ----------------------
      Total current liabilities                     18,431        27,214
Notes payable                                       45,586        39,611
Deferred income taxes                               14,320        17,237
Other liabilities                                      108         1,528
                                                  ----------------------
      Total liabilities                             78,445        85,590
                                                  ----------------------
Minority interests                                  32,063        28,338
                                                  ----------------------
Stockholders' equity:
  Preferred stock of $1 par value.
    Authorized 3,000,000 shares; none issued           --            --
  Common stock of $1 par value.
    Authorized 24,000,000 shares;
    issued 7,500,000 shares                          7,500         7,500
  Paid-in capital                                    1,772         1,748
  Equity adjustment from foreign
    currency translation                              (466)         (439)
  Retained earnings                                143,201       195,329
                                                  ----------------------
                                                   152,007       204,138
  Less cost of 1,010,897 shares of treasury stock
    (1996-1,016,066 shares)                         30,144        30,114
                                                  ----------------------
      Total stockholders' equity                   121,863       174,024
                                                  ----------------------
                                                $  232,371       287,952
                                                  ======================

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.




SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Operations
----------------------------------------------------------------------------
                                                Three months ended
                                                      March 31,
                                                 1997          1996
----------------------------------------------------------------------------
                                         (in thousands except share amounts)

                                             (unaudited)
REVENUES
  Healthcare services                       $   27,676        14,950
  Insurance services                            14,429        11,669
  Other                                            --             16
                                               ---------------------
    Total revenues                              42,105        26,635

COSTS AND EXPENSES
  Healthcare services                           23,324        13,457
  Insurance services                             6,175         5,308
  Other                                            --             45
  Selling, general and administrative           10,350         8,415
                                               ---------------------
Earnings (loss) from operations                  2,256          (590)

  Investment income - net                        3,805         1,170
  Interest expense                                (837)         (192)
  Other income                                     295            27
                                               ---------------------
Earnings before income taxes                     5,519           415
  Income taxes                                   6,942           155
                                               ---------------------
Earnings (loss) before minority interests       (1,423)          260
  Minority interests                               794           374
                                               ---------------------
NET LOSS                                    $   (2,217)         (114)
                                               =====================
Per share of common stock:
  Net loss                                  $     (.34)         (.02)
  Dividends                                 $      .30           .30
  Book value                                $    18.78         28.57

Average shares outstanding                    6,487,238    6,463,421
Shares outstanding end of period              6,489,103    6,470,801


See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.




SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
---------------------------------------------------------------------------
                                                  (unaudited)
                                               Three Months Ended
                                                  March 31, 1997
---------------------------------------------------------------------------
                                                  (in thousands)

Common stock:
  Balance, beginning and end of period            $    7,500
                                                    ---------

Paid-in capital:
  Balance, beginning of year                           1,748
  Exercise of stock options                               24
                                                    ---------
  Balance, end of period                               1,772
                                                    ---------
Foreign currency translation:
  Balance, beginning of year                            (439)
  Net change during period                               (27)
                                                    ---------
  Balance, end of period                                (466)
                                                    ---------
Retained earnings:
  Balance, beginning of year                         195,329
  Net earnings                                        (2,217)
  Dividend of SLH Corporation                        (47,963)
  Cash dividends paid                                 (1,948)
                                                    ---------
  Balance, end of period                             143,201
                                                    ---------
Less:
  Treasury stock:
  Balance, beginning of year                          30,114
  Exercise of stock options                               30
                                                    ---------
  Balance, end of period                              30,144
                                                    ---------

Stockholders' Equity                              $  121,863
                                                    =========


See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.




SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------
                                                  Three months ended March 31,
                                                      1997            1996
-------------------------------------------------------------------------------
OPERATING ACTIVITIES                               (unaudited)
Net loss                                       $      (2,217)          (114)
Adjustments to reconcile loss from operations
 to net cash provided (used) by operations:
  Depreciation and amortization                        2,927          2,697
  Earnings applicable to minority interests              794            374
  Change in trading portfolio, net                    32,377         (2,438)
  Change in accounts receivable                       (5,497)          (798)
  Change in accounts payable                           1,057            626
  Net advances to physician practices                 (1,959)        (3,113)
  Income taxes and other                               3,909            254
                                                    ------------------------
Net cash provided (used) by operations                31,391         (2,512)
                                                    ------------------------
INVESTING ACTIVITIES
Sales of investments available for sale                1,350            --
Purchases of investments held to maturity             (7,714)        (4,386)
Maturities of investments held to maturity               732         11,883
Additions to property, plant and equipment, net       (1,414)          (536)
Oil and gas investments                                  --             (73)
Net decrease in note receivable                          --             183
Acquisition of physician practices                       --          (5,344)
Cost in excess of fair value of assets acquired       (4,121)           --
Net cash provided by discontinued
  real estate operations                                 581          1,528
Other, net                                              (444)          (318)
                                                    ------------------------
Net cash provided (used) by investing activities     (11,030)         2,937
                                                    ------------------------
FINANCING ACTIVITIES
Borrowing under line of credit ageements, net            --           3,528
Proceeds from long-term debt                           7,150            --
Payment of principal on long-term debt                (7,784)          (299)
Payment of capital lease                                 (22)           (16)
Cash portion of SLH dividend                         (19,590)           --
Regular quarterly dividend paid                       (1,947)        (1,939)
Net issuance of treasury stock pursuant
  to stock options plans                                  (7)          (137)
                                                    ------------------------
Net cash provided (used) by financing activities     (22,200)         1,137
                                                    ------------------------
Effect of foreign currency translation                   (13)            (4)
                                                    ------------------------
Net increase (decrease) in cash and cash equivalents  (1,852)         1,558
Cash and cash equivalents - beginning of period        5,372          7,581
                                                    ------------------------
Cash and cash equivalents - end of period         $    3,520          9,139
                                                    ========================
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest (net of amount capitalized)            $    1,043            171
                                                    ========================
  Income taxes, net                               $    1,718             89
                                                    ========================
Supplemental disclosures of non-cash information:
  Non-cash portion of SLH Dividend                $   28,373            --
                                                    ========================

See accompanying notes and management's discussion and analysis of financial statements.


SEAFIELD CAPITAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 1997 and 1996

(1) The financial information furnished herein is unaudited; however, in the opinion of management, the financial information reflects all adjustments which are necessary to fairly state Seafield's financial position at March 31, 1997 and December 31, 1996 and the results of its operations and cash flows for the periods ended March 31, 1997 and 1996. All adjustments made in the interim period were of a normal recurring nature except the accrual of termination benefits due to the elimination of certain Seafield positions after the SLH distribution. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and therefore included in the financial statements are certain amounts based on management's informed estimates and judgments. The financial information herein is not necessarily representative of a full year's operations because levels of sales, interest rates and other factors fluctuate throughout the fiscal year. These same considerations apply to all year to year comparisons. Certain 1996 amounts have been reclassified for comparative purposes with no effect on net earnings (loss). See Seafield's Annual Report pursuant to Section 13 to the Securities Exchange Act of 1934 (Form 10-K) for additional information not required by this Quarter's Report (Form 10-Q).

(2) On March 3, 1997, Seafield distributed to its shareholders all of the outstanding shares of common stock of its wholly-owned subsidiary, SLH Corporation, on the basis of one share of common stock of SLH for each four shares of Seafield common stock held. In connection with this distribution and pursuant to a Distribution Agreement between Seafield and SLH, Seafield transferred its real estate and energy businesses and miscellaneous assets and liabilities, including two wholly-owned subsidiaries, Scout Development Corporation and BMA Resources, Inc., to SLH. The net assets distributed to SLH totaled approximately $48 million. The spinoff was accounted for as a dividend. As a result of the distribution, Seafield's principal assets consist of its stock holdings in LabOne, Inc. and Response Oncology, Inc.

The following unaudited consolidated pro forma information has been prepared as if the distribution of SLH had occurred on January 1, 1996.

                                           Three Months Ended March 31,
                                                1997          1996
                                        -----------------------------------
                                        (in thousands except share amounts)
     Revenues                             $    42,105        26,635
     Investment income, net                       643         1,098
     Earnings before income taxes               1,941           740
     Net loss                                    (669)       (4,926)
     Net loss per share                          (.10)         (.76)

(3) During 1996, Seafield's subsidiary, Response, acquired stock in or certain operating assets and assumed certain liabilities of ten oncology practices. Response's consideration in exchange for the practice affiliations consisted of $53 million in cash, $27 million in notes payable and 640,000 shares of Response common stock. The practice affiliations have been accounted for as purchases and the accompanying consolidated financial statements include the results of their operations from the respective dates of acquisition.

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

(4) Cash and cash equivalents include demand deposits in banks and overnight investments.

(5)  The components of "Intangible Assets" are as follows:

                                   March 31, 1997         December 31, 1996
                                 ------------------       -----------------
                                                (in thousands)
Subsidiary management
  service agreements              $      99,233                101,963
Goodwill                                 22,780                 15,725
Other                                     1,050                  1,229
                                    --------------         --------------
                                  $     123,063                118,917
                                    ==============         ==============

Subsidiary management service agreements consist of Response's costs of purchasing management service agreements with physician practices. These costs are amortized over the initial noncancelable 40-year terms of the related management service agreements. Certain purchase accounting adjustments were made during the first quarter of 1997 which reduced management service agreements, net of accumulated amortization, by approximately $2 million. The carrying value of the management service agreements is reviewed for impairment at the end of each reporting period.

Seafield's 82% owned subsidiary, LabOne, Inc., acquired certain assets, inventory and customer lists of GIB Laboratories, Inc., a subsidiary of Prudential Insurance Company of America, for $4.6 million. The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets acquired based on their fair values. The total cost in excess of tangible net assets acquired was $4.1 million and is being amortized on a straight-line basis over 15 years.

(6)  The components of "Other Current Assets" are as follows:

                                   March 31, 1997       December 31, 1996
                                 ------------------     -----------------
                                                (in thousands)
Inventories                       $       4,450                  3,775
Prepaid expenses                          4,383                  2,751
Subsidiary's receivable from
  affiliated physicians                  14,131                 12,422
Other current assets                        --                   1,656
                                    --------------         --------------
                                  $      22,964                 20,604
                                    ==============         ==============

The components of "Other Current Liabilities" are as follows:

                                   March 31, 1997       December 31, 1996
                                 ------------------     -----------------
                                                (in thousands)
Accrued payroll and benefits      $       2,763                  4,039
Accrued commissions
  and consulting fees                       --                     403
Other accrued expenses                    6,668                  5,360
Other liabilities                           187                    966
                                    --------------         --------------
                                  $       9,618                 10,768
                                    ==============         ==============

(7) Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding and the common share equivalents of dilutive stock options, where applicable.

(8) In May 1996, Response entered into a $27.5 million bank credit facility to fund Response's acquisitions and working capital needs. The credit facility is comprised of a $22 million acquisition facility and a $5.5 million working capital facility. The interest rate varies from LIBOR plus 1.5% to LIBOR plus 2.625%. At March 31, 1997, $27.1 million was outstanding under this credit facility with an interest rate of approximately 7.7%. In April 1997, the credit facility was amended to increase the maximum available borrowings to $45 million and to extend the maturity date to March 1999.

(9) Under the Distribution Agreement and Assignment, SLH assumed the rights and obligations of Seafield with respect to the following legal matter.

In 1986, a lawsuit was initiated in the Circuit Court of Jackson County, Missouri by Seafield's former insurance subsidiary (i.e., Business Men's Assurance Company of America) against Skidmore, Owings & Merrill (SOM) which is an architectural and engineering firm, and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the removal and replacement costs had been incurred prior to the sale of the insurance subsidiary, Seafield negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment granted in 1992 in favor of Seafield; the Court of Appeals remanded the case to the trial court for a jury trial limited to the question of whether or not the applicable statute of limitations barred the claim. The Appeals Court also set aside $1.7 million of the judgment originally granted in 1992. Subsequently, the parties waived a jury trial and in July 1996, this case was retried to a judge. On January 21, 1997, the judge entered a judgment in favor of Seafield. The amount of that judgment, together with interest is approximately $5.8 million. Although the judgment has been appealed, counsel for the Company expects that it will be difficult for the defendants to cause the judgment to be reversed. The final outcome is not expected until at least 1998. Settlement arrangements with other defendants have resulted in payments to plaintiff which have substantially offset legal fees and costs to date of approximately $481,000. Future legal fees and costs can not reliably be estimated. Pursuant to the Distribution Agreement, this matter was assigned to SLH Corporation.

In the opinion of management, after consultation with legal counsel and based upon current available information, this lawsuit is not expected to have a material adverse impact on the consolidated financial position or results of operations of Seafield.

Pursuant to the Distribution Agreement, SLH assumed from Seafield all of the contingent tax liabilities described below and acquired all rights to refunds plus any interest related to these tax years. SLH also assumed all contingent liabilities and refunds related to any issues raised for the years 1986-1990 whose resolution may extend to tax years beyond the 1990 tax year.

Seafield has received notices of proposed adjustments (Revenue Agent's Reports) from the Internal Revenue Service (IRS) with respect to 1986-1990 federal income taxes. These notices claim total federal income taxes due for the entire five year period in the approximate net amount of $13,867,000, exclusive of interest thereon. Seafield filed protests regarding the 1986-1990 notices of proposed adjustments.

On May 9, 1997, Seafield received a formal agreement to the issues and the final tax computation from the IRS. The agreement provides for a tax refund of approximately $5.8 million, before interest. The Company expects to owe interest of approximately $700,000. The agreement is subject to approval by the Congressional Joint Committee on Taxation. Consideration by the Joint Committee is expected before the end of 1997.

In December 1996, the California state auditor sent Seafield an audit report covering the 1987-1989 taxable years. The State of California has determined to include, as a "unitary taxpayer," all majority owned non-life insurance subsidiaries and joint ventures of Seafield. The auditor's report has been forwarded to the California Franchise Tax Board for action. The total amount of California state income taxes due for the 1987-1989 years is expected to be approximately $750,000 plus interest of approximately $1 million.

(10) In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which revised the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for Seafield's fiscal year ending December 31, 1997. Retroactive application will be required. Seafield believes the adoption of Statement No. 128 will not have a significant effect on its reported earnings per share.






MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Selected financial data:
                                        Three months ended March 31,
                                        ----------------------------
                                           1997              1996
                                       -----------        ----------

Revenues                              $ 42,105,000        26,635,000
Earnings (loss) from operations       $  2,256,000          (590,000)
Investment income - net               $  3,805,000         1,170,000
Net loss                              $ (2,217,000)         (114,000)

Per share:
  Net loss                             $      (.34)             (.02)
  Dividends                            $       .30               .30
  Book value                           $     18.78             28.57

Average shares outstanding               6,487,238         6,463,421
Shares outstanding end of period         6,489,103         6,470,801

Introductory remarks about results of operations

Seafield Capital Corporation's (Seafield or Registrant) principal assets consist of majority ownership of LabOne, Inc. (LabOne) and Response Oncology, Inc. (Response). Additionally Seafield had investments in real estate, energy businesses and miscellaneous assets. On March 3, 1997, Seafield distributed to its shareholders all of the outstanding shares of common stock of its wholly-owned subsidiary, SLH Corporation (SLH). In connection with this distribution and pursuant to a Distribution Agreement between Seafield and SLH, Seafield transferred its real estate and energy businesses and miscellaneous assets and liabilities to SLH. The spinoff was accounted for as a dividend. As a result of the distribution, Seafield's principal assets consist of its stock holdings in LabOne and Response. See Notes to Consolidated Financial Statements for additional information.



1997 Compared to 1996

Healthcare Services Segment:

The following businesses are included in the healthcare services segment: a comprehensive cancer management company and the clinical and substance abuse laboratory testing services.

Response Oncology, Inc. (Response), a 67%-owned subsidiary of Seafield, is a publicly-traded company (NASDAQ-ROIX). On February 26, 1997, Seafield converted its Response note receivable and accrued interest into Response common stock. The conversion increased Seafield's ownership of Response shares outstanding from 56% at December 31, 1996 to approximately 67%.

Response is a comprehensive cancer management company. Response provides advanced cancer treatment services through outpatient facilities known as IMPACT Centers under the direction of practicing oncologists; owns the assets of and manages the nonmedical aspects of oncology practices; and conducts clinical cancer research on behalf of pharmaceutical manufacturers. Approximately 350 medical oncologists are associated with Response through these programs.

At March 31, 1997, Response's network consisted of 47 IMPACT Centers, including 24 wholly-owned, 12 managed programs, and 11 owned and operated in joint venture with a host hospital. In January 1996, Response commenced execution of a diversification strategy into practice management. Such diversification included the affiliation during 1996 with 38 physicians in 10 medical oncology practices in Florida and Tennessee. Response has sought deep geographic penetration in those markets believing that significant market share is crucial to achieving efficiencies, revenue enhancements, and marketing of complete cancer services to diverse payors including managed care. Pursuant to Service Agreements, Response provides management services that extend to all nonmedical aspects of the operations of the affiliated practices. Response is responsible for providing facilities, equipment, supplies, support personnel, and management and financial advisory services. Response's resulting fees from Service Agreements includes practice operating expenses and a management fee either fixed in amount or equal to a percentage of each affiliated oncology group's adjusted net revenue or operating income. In certain affiliations, Response may also be entitled to a performance fee if certain financial criteria are satisfied.

Response records patient services revenue net of contractual allowances and discounts. The following table is a summary of revenues by source for the first quarters ended March 31:

                                            1997               1996
                                         -----------       -----------
Net patient service revenue             $ 9,894,000         9,282,000
Pharmaceutical sales to physicians        4,153,000         3,222,000
Practice management services fees        10,875,000         1,630,000
Physician investigator studies              583,000           374,000
                                         -----------       -----------
    Total revenues                      $25,505,000        14,508,000
                                         ===========       ===========

Response's net earnings for the first quarter of 1997 were $867,000, compared to net earnings of $516,000 in the same period in 1996.
Response's revenues increased 83% to $24.4 million in 1997's first quarter, compared to $13.3 million in 1996's first quarter. The increase is primarily due to nine additional practice management affiliations made after March 31, 1996, which were not included in revenue for the first quarter of 1996. Response's earnings before income taxes were $1.4 million in 1997's first quarter compared with %516,000 in 1996's first quarter. Response utilized net operating loss carryforwards in 1996 to fully offset its income tax provision.

Response's EBITDA (earnings before interest, taxes, depreciation and amortization) increased $2.5 million or 192% to $3.8 million for the quarter ended March 31, 1997, in comparison to $1.3 million for the quarter ended March 31, 1996. EBITDA is not intended to represent net income, cash flow, or any other measure of performance in accordance with generally accepted accounting principles, but it is included because Response believes it is useful for measuring and identifying trends with respect to operating performance and creditworthiness. The increase in EBITDA is primarily due to the increase in revenues related to Service Agreements with affiliated physicians.

Response's operating expenses increased $8.1 million, or 79%, from $10.3 million in 1996's first quarter to $18.4 million in 1997's first quarter. The increase is primarily due to expenses related to the additional nine practice management affiliations commenced subsequent to March 31, 1996. Operating expenses consist primarily of payroll costs, pharmaceutical and laboratory expenses, medical director fees, and other operational costs. Operating expenses as a percentage of revenues were 75% and 77% for the quarters ended March 31, 1997 and 1996, respectively.

Response's general and administrative costs increased $400,000, or 31%, from $1.3 million in 1996's first quarter to $1.7 million in 1997's first quarter, primarily due to additional overhead expenses resulting from the practice management diversification.

Response's depreciation and amortization increased $700,000 from $600,000 in 1996's first quarter to $1.3 million in 1997's first quarter. The increase is primarily attributable to the amortization of the Service Agreements purchased in practice management affiliations consummated during 1996.

LabOne, Inc. (LabOne), an 82% owned subsidiary of Seafield, is a publicly-traded company (NASDAQ-LABS). LabOne provides risk-appraisal laboratory services to the insurance industry-see Insurance Services Segment below. LabOne's clinical testing services are provided to the healthcare industry to aid in the diagnosis and treatment of patients. LabOne markets its clinical testing services to the payers of healthcare-insurance companies and self-insured groups. LabOne does this through Lab Card(TM) a Laboratory Benefits Management (LBM) program.

LabOne's Lab Card program covered approximately 1.2 million lives as of March 31, 1997, including The Guardian Life Insurance Company of America (The Guardian) and Principal Healthcare of Kansas City (Principal). Additionally, LabOne had a signed backlog of approximately 300,000 additional lives to be covered by the program.

LabOne is certified by the Substance Abuse and Mental Health Services Administration (SAMHSA) to perform substance abuse testing services for federally regulated employers and is currently marketing these services throughout the country to both regulated and non-regulated employers.

LabOne's total revenues for the first quarter of 1997 were $17.7 million as compared to $13.3 million in the first quarter of 1996, a 34% increase. Healthcare revenues increased to $3.3 million in 1997 from $1.6 million in the first quarter of 1996 due to increases in substance abuse and diagnostic testing volumes.

LabOne's total cost of sales increased $2 million (26%) in the first quarter of 1997 as compared to the prior year due primarily to increases in supplies and payroll. Laboratory supplies and payroll expenses increased due primarily to the increase in specimen volumes tested. Healthcare cost of sales expenses were $3.3 million as compared to $2.2 million in the first quarter of 1996.

As a result, LabOne's gross profit for the first quarter increased from $5.8 million in 1996 to $8.3 million in 1997. Healthcare gross profit increased to $36,000 from a loss of $600,000 in the first quarter of 1996.

LabOne selling, general and administrative expenses increased $600,000 (11%) in the first quarter of 1997 as compared to the prior year due primarily to increases in payroll expenses, bad debt accruals and use taxes due to a prior year refund. These were partially offset by a decrease in consulting and severance expenses. Healthcare overhead expenditures were $2.4 million as compared to $1.7 million in 1996, primarily due to an increase in allocated overhead and growth in healthcare segment payroll.

LabOne operating income increased from $15,000 in the first quarter of 1996 to $1.9 million in 1997. The healthcare segment operating loss increased $100,000 to $2.4 million due to increased corporate overhead allocations.

LabOne non-operating income increased $100,000 due primarily to gains on equipment disposals, partially offset by lower investment income.


Insurance Services Segment:

The following business is considered to be in the insurance services segment: LabOne's risk-appraisal laboratory testing for the life and health insurance industries.

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

Effective January 30, 1997, LabOne acquired certain assets, including customer lists of GIB Laboratories, Inc., a subsidiary of Prudential Insurance Company of America. Concurrently, Prudential's individual Insurance Group agreed to use LabOne as its exclusive provider of risk assessment testing services. At the time of the purchase, GIB served approximately 5% of the insurance laboratory testing market.

LabOne insurance segment revenue increased in 1997 to $14.4 million from $11.7 million in the first quarter of 1996. The increase was due principally to the addition of GIB Laboratories' client base, other market share gains and an increase in oral fluid testing on applicants applying for smaller face-amount policies. The total number of insurance applicants tested in the first quarter of 1997 increased 22% as compared the same quarter last year. Average revenue per applicant declined 3% during the same periods. Insurance kit and container revenue increased due primarily to an increase in the number of blood and oral fluid kits sold.

LabOne's total cost of sales increased $2 million during the first quarter due primarily to increases in supplies and payroll. Insurance kit supplies increased due to the increased volume of kits sold. Laboratory supplies and payroll expenses increased due primarily to the increase in specimen volumes tested. LabOne's insurance segment gross profit increased to $8.3 million from $5.8 million primarily reflecting the increase in revenues. LabOne's selling, general and administrative expenses associated with the insurance segment were approximately $4 million in both periods. The insurance segment's operating income increased $2 million reflecting the above factors

Other Segment:

No operational results were recorded in 1997 by Seafield on its oil and gas subsidiary prior to the SLH distribution on March 3, 1997. In 1996's first quarter, revenue of $16,000 and expenses of $45,000 were recorded.

Investment Income - Net:

Other investments contributing earnings include venture capital and liquidity investments. The return on short-term investments is included in the investment income line in the consolidated statements of operations. Investment income, which increased to $3.8 million from $1.2 million in the first quarter of 1996, primarily reflects a $3 million gain on the sale of marketable common stock.

Interest Expense:

Interest expense increased in the first quarter of 1997 to $837,000 from $192,000 in 1996, reflecting Response's interest expense related to borrowings under its Credit Facility and debt assumed and/or issued by Response in connection with practice management affiliations during 1996.

Other:

LabOne's gain on equipment disposals is included as a component of other income/(loss) in 1997.

Included in general and administrative expenses is an accrual of approximately $700,000 for termination benefits resulting from the elimination of certain Seafield positions after the SLH distribution.

Taxes:

The first quarter 1997 increase in income tax expense included Response's $531,000 provision for income taxes due to the exhaustion of net operating loss carryovers for the year. Response had utilized net operating losses to fully offset tax expense during 1996. These net operating losses had never been recognized in the financial statements as deferred tax assets due to doubts of their recoverability. Therefore, no deferred tax expense was recognized upon utilization thereof. Also, tax expense increased approximately $761,000 due to the ratable growth in taxes on LabOne's significantly improved earnings, and a write-off of approximately $5 million of the deferred income tax assets related to assets spun off in the SLH distribution.

Consolidated Results:

The combined effect of the above factors resulted in the first quarter 1997 net loss of $2.2 million compared with a $114,000 net loss in the first quarter of 1996.

Real Estate - discontinued operations

The real estate assets were distributed pursuant to the SLH Distribution Agreement. Real estate operations are presented as discontinued operations in Seafield's 1996 first quarter financial statements.

Net real estate assets distributed on March 3, 1997, were $23 million. Real estate revenues were $3.6 million in 1997's first two months prior to distribution compared with $5 million in 1996's first quarter. The real estate sales revenues in 1997 include the sale of 2 residential units in Florida and New Mexico ($1.2 million); 547 acres of land in Texas ($2.3 million) and 7 residential lots in Texas ($38,000). The real estate sales revenues in 1996 include the sale of 11 residential units in New Mexico ($4.8 million).

Cost of the real estate sales in 1997 prior to distribution totaled $3.5 million, compared with a cost of approximately $4.8 million in 1996, reflecting the mix of real estate sold during each period as discussed above in the revenue analysis.

Publicly-Traded Subsidiaries

Seafield has investments in two majority-owned entities that are publicly-traded, LabOne and Response. At March 31, 1997, based on the market prices of publicly-traded shares of these two subsidiaries, pretax unrealized gains of approximately $130 million on these investments were not reflected in either Seafield's book value or stockholders' equity.


LIQUIDITY AND CAPITAL RESOURCES

On March 31, 1997, at the holding company level, Seafield had available for operations approximately $7.4 million in cash and short-term investments. Primarily as a result the distribution of SLH on March 3, 1997, Seafield's working capital decreased $13.6 million during 1997 to $10.4 million at March 31, 1997.

On a consolidated basis, Seafield and its subsidiaries (primarily LabOne with $24.5 million) had $31.1 million in cash and short-term investments at March 31, 1997. Current assets totaled approximately $86.4 million while current liabilities totaled $18.4 million. Changes in assets and liabilities on the balance sheet resulted primarily from the SLH distribution.

Net cash provided by operations totaled $31.4 million in 1997's first quarter compared with net funds used of $2.5 million in 1996's first quarter. During 1997 funds provided by changes in trading portfolios were $32.4 million while 1996's changes in these trading portfolios used $2.4 million in funds. The increase in funds provided by the change in trading portfolios included the $19.6 million cash portion of the SLH dividend to Seafield shareholders. The change in accounts receivable during 1997's first quarter reflects increased sales by both LabOne and Response.

Net cash used by investing activities totaled $11 million in 1997 representing LabOne's purchase of the assets and customer list of GIB Laboratories, Inc. and purchases of investments. Net cash provided by investing activities in 1996 totaled $3 million reflecting Response's $5.3 million acquisition of physician practices and a net decrease in long-term investments of $7.5 million.

Net cash used by financing activities totaled $22.2 million in 1997 primarily due to the $19.6 million cash portion of the SLH dividend to Seafield shareholders. The 1996 net cash provided by financing activities was $1.1 million.

In 1990, Seafield's board of directors rescinded a previous authorization and passed a new authorization of up to $70 million for the acquisition of Seafield and LabOne common stock. Up to $20 million of this authorization could be utilized to purchase LabOne stock.

In 1994, Seafield has acquired 1,462,200 shares of LabOne's stock under the board authorization at a cost of $17.3 million. No acquisitions of LabOne stock were made during 1997. At March 31, 1997, the remaining aggregate authorization totals $7.7 million. In 1994, Seafield's board of directors approved an additional $8.4 million authorization necessary to complete an acquisition of Seafield shares. During 1997's first quarter, treasury stock issued for exercised options totaled 5,169 shares.

Seafield is primarily a holding company. Sources of cash are investment income and sales, borrowings and dividends from subsidiaries. The dividend paying capabilities of subsidiaries may be restricted as to their transfer to the parent company. The primary uses of cash for Seafield are investments, subsidiary stock purchases and dividends to shareholders.

Seafield has received notices of proposed adjustments (Revenue Agent's Reports) from the Internal Revenue Service (IRS) with respect to 1986-1990 federal income taxes. These notices claim total federal income taxes due for the entire five year period in the approximate net amount of $13,867,000, exclusive of interest thereon. Seafield filed protests regarding the 1986-1990 notices of proposed adjustments.

On May 9, 1997, Seafield received a formal agreement to the issues and the final tax computation from the IRS. The agreement provides for a net tax refund of approximately $5.8 million, before interest. The Company expects to owe interest of approximately $700,000. The agreement is subject to approval by the Congressional Joint Committee on Taxation. Consideration by the Joint Committee is expected before the end of 1997.

In December 1996, the California state auditor sent Seafield an audit report covering the 1987-1989 taxable years. The State of California has determined to include, as a "unitary taxpayer," all majority owned non-life insurance subsidiaries and joint ventures of Seafield. The auditor's report has been forwarded to the California Franchise Tax Board for action. The total amount of California state income taxes due for the 1987-1989 years is expected to be approximately $750,000 and interest of approximately $1 million.

Pursuant to the Distribution Agreement, SLH assumed from Seafield all of the contingent tax liabilities described above and acquired all rights to refunds, plus any interest related to these tax years. SLH Corporation also assumed all contingent liabilities and refunds related to any issues raised for the years 1986-1990 whose resolution may extend to tax years beyond the 1990 tax year.

LabOne paid a dividend in 1997. As an 82% owner, Seafield has received $1.9 million of cash as dividends from LabOne in 1997. LabOne's working capital position declined from $38.8 million at December 31, 1996, to $33.5 million at March 31, 1997. This decrease is primarily due to dividends paid, and the purchase of GIB laboratory assets and customer lists. Net trade accounts receivable increased 24% over the balance at December 31, 1996, primarily due to increasing sales in February and March, 1997. LabOne's cash and investments totaled $25 million at March 31, 1997, and LabOne expects to fund operations, capital additions and future dividend payments from a combination of cash flow and cash reserves. LabOne had no short-term borrowings during 1997.

Response's working capital at March 31, 1997, was $24.1 million with current assets of $36 million and current liabilities of $11.9 million.

In April 1996, Response obtained an unsecured $10 million loan from Seafield bearing interest at the rate of prime plus 1%, which after August 1, 1996, became convertible at the election of Seafield into shares of Response's common stock. Proceeds of the loan were used to finance a practice management affiliation. The loan was exchanged for 909,090 shares of common stock during August 1996.

In May 1996, Response entered into a $27.5 million Bank Credit Facility to fund Response's acquisition and working capital needs and to repay an existing facility. The Credit Facility, comprised of a $22 million Acquisition Facility and a $5.5 million Working Capital Facility, is collateralized by the common stock of Response's subsidiaries. The Acquisition Facility bears interest at a variable rate equal to LIBOR plus a spread between 1.5% and 2.625%, depending upon borrowing levels. The Working Capital Facility bears interest at a variable rate equal to LIBOR plus a spread between 1.875% and 2.375%.

At March 31, 1997, $27.1 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 7.7%. Response's available credit under the Credit Facility at March 31, 1997 was $400,000. The Credit Facility contains affirmative and negative covenants which, among other things, require Response to maintain certain financial ratios, including minimum fixed charges coverage, funded debt to EBITDA, net worth and current ratio.

In April 1997, the Credit Facility was amended to increase the maximum available borrowings to $45 million and to extend the maturity date to March 1999.

In October 1996, Response procured a $23.5 million credit facility from Seafield (the Seafield Facility) to finance acquisitions and for working capital. On February 26, 1997, the $23.5 million loan and accrued interest of $664,000 was converted into 3,020,536 shares of Response's common stock at a rate of $8 per share. Seafield is exploring a possible distribution to its shareholders of all of its Response shares in 1997.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which revised the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for Seafield's fiscal year ending December 31, 1997. Retroactive application will be required. Seafield believes the adoption of Statement No. 128 will not have a significant effect on its reported earnings per share.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         In 1986, a lawsuit was initiated in the Circuit Court of Jackson County, Missouri by Seafield's former insurance subsidiary (i.e., Business Men's Assurance Company of America) against Skidmore, Owings & Merrill
(SOM) which is an architectural and engineering firm, and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the removal and replacement costs had been incurred prior to the sale of the insurance subsidiary, Seafield negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment granted in 1992 in favor of Seafield; the Court of Appeals remanded the case to the trial court for a jury trial limited to the question of whether or not the applicable statute of limitations barred the claim. The Appeals Court also set aside $1.7 million of the judgment originally granted in 1992. Subsequently, the parties waived a jury trial and in July 1996, this case was retried to a judge. On January 21, 1997, the judge entered a judgment in favor of Seafield. The amount of that judgment, together with interest is approximately $5.8 million. Although the judgment has been appealed, counsel for the Company expects that it will be difficult for the defendants to cause the judgment to be reversed. The final outcome is not expected until at least 1998. Settlement arrangements with other defendants have resulted in payments to plaintiff which have substantially offset legal fees and costs to date of approximately $481,000. Future legal fees and costs can not reliably be estimated. Pursuant to the Distribution Agreement, this matter was assigned to SLH Corporation.

In the opinion of management, after consultation with legal counsel and based upon current available information, this lawsuit is not expected to have a material adverse impact on the consolidated financial position or results of operations of Seafield.

Seafield has received notices of proposed adjustments (Revenue Agent's Reports) from the Internal Revenue Service (IRS) with respect to 1986-1990 federal income taxes. These notices claim total federal income taxes due for the entire five year period in the approximate net amount of $13,867,000, exclusive of interest thereon. Seafield filed protests regarding the 1986-1990 notices of proposed adjustments.

On May 9, 1997, Seafield received a formal agreement to the issues and the final tax computation from the IRS. The agreement provides for a tax refund of approximately $5.8 million, before interest. The Company expects to owe interest of approximately $700,000. The agreement is subject to approval by the Congressional Joint Committee on Taxation. Consideration by the Joint Committee is expected before the end of 1997.

In December 1996, the California state auditor sent Seafield an audit report covering the 1987-1989 taxable years. The State of California has determined to include, as a "unitary taxpayer," all majority owned non-life insurance subsidiaries and joint ventures of Seafield. The auditor's report has been forwarded to the California Franchise Tax Board for action. The total amount of California state income taxes due for the 1987-1989 years is expected to be approximately $750,000 with interest of approximately $1 million.

Pursuant to the Distribution Agreement, SLH Corporation assumed from Seafield all of the contingent tax liabilities described above and acquired all rights to refunds plus any interest related to these tax years. SLH Corporation also assumed all contingent liabilities and refunds related to any issues raised for the years 1986-1990 whose resolution may extend to tax years beyond the 1990 tax year. Seafield believes that adequate accruals for these income tax liabilities have been made in the accompanying consolidated financial statements.

Item 2.  Changes in Securities
         (a)  Changes in Securities:  None

         (b) Under the Missouri General Corporation Law, no dividends to stockholders may be declared or paid at a time when the net assets of the corporation are less than its stated capital or when the payment thereof would reduce the net assets of the corporation below its stated capital. At March 31, 1997 the net assets of Seafield Capital Corporation exceeded its stated capital by $114,363,000.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Securities Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
              27     Financial Data Schedule - as filed electronically by
the Registrant in conjunction with this Form 10-Q.

         (b)  Reports on Form 8-K:
              A current report on Form 8-K was filed on January 6, 1997 to report that Seafield filed a registration statement with the Securities and Exchange Commission with respect to shares of SLH Corporation, a newly formed subsidiary.

              A current report on Form 8-K was filed on February 5, 1997 to report that Seafield's 82% owned subsidiary, LabOne, Inc., had completed the acquisition of Gib Laboratories, Inc., a subsidiary of Prudential Insurance Company of America.

              A current report on Form 8-K was filed on February 19, 1997 to report that the Seafield Board of Directors had declared a dividend to its shareholders of all of the outstanding shares of common stock of SLH Corporation. The Form 8-K also reported that the Securities and Exchange Commission had declared the registration statement of SLH Corporation effective on February 13, 1997.

              A current report on Form 8-K was filed on February 27, 1997 to report that Seafield had converted its $23.5 million note from Response Oncology, Inc. and accrued interest into Response common stock. The conversion resulted in Seafield owning approximately 67% of Response. Also, Seafield announced that it is exploring a possible distribution to its shareholders of all of its Response shares in the second quarter of 1997.

              A current report on Form 8-K was filed on March 17, 1997 to report the distribution on March 3, 1997 to its shareholders of all the outstanding shares of stock of its wholly-owned subsidiary, SLH Corporation. Certain businesses and assets and liabilities of Seafield were transferred to SLH prior to the distribution of the stock to Seafield shareholders.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Seafield Capital Corporation

Date May 9, 1997                     By  /s/  James R. Seward
                                        ----------------------------
                                        James R. Seward
                                        Executive Vice President
                                        and Chief Financial Officer


Date May 9, 1997                     By  /s/  Steven K. Fitzwater
                                        ----------------------------
                                        Steven K. Fitzwater
                                        Vice President, Chief Accounting
                                        Officer and Secretary