Form 10-Q
period 1997-06-30
SEAFIELD CAPITAL CORP
filed 1997-08-08
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q



          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        -----              SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1997

        -----  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ____________ to ____________


                        Commission file number 0-16946


                            SEAFIELD CAPITAL CORPORATION
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)


                     Missouri                              43-1039532
           -------------------------------            ------------------
           (State or other jurisdiction of             (I.R.S. Employer
            incorporation or organization)            Identification No.)


                  P.O. Box 7568
             5000 W. 95th St.  Suite 260
               Shawnee Mission, KS                           66207
          --------------------------------              ----------------
             (Address of principal                          (Zipcode)
               executive offices)

       Registrant's telephone number, including area code (913) 652-1000
                                                          --------------
 P. O. Box 410949   2600 Grand Blvd.  Suite 500  Kansas City, MO  64141
-------------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                      if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No
                                        ----          ----
Number of shares outstanding of only class of Registrant's common stock as of
August 4, 1997:   $1 par value common - 6,489,103


SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
--------------------------------------------------------------------------
                                                    June 30,   December 31,
                                                      1997         1996
                                                   (unaudited)
--------------------------------------------------------------------------
                                                          (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                        $    4,021        4,957
  Short-term investments                               23,510       55,208
  Accounts and notes receivable                        13,346       10,585
  Current income taxes                                    599         (724)
  Deferred income taxes                                   694        3,059
  Other current assets                                  4,357        3,599
                                                     ---------------------
      Total current assets                             46,527       76,684
Property, plant and equipment                          17,537       17,371
Investments:
  Securities                                              503        4,019
  Oil and gas                                             --         1,543
Intangible assets                                      15,181       12,427
Deferred income taxes                                     821        4,622
Other assets                                               21        1,723
Net assets of discontinued healthcare business         51,315       48,432
Net assets of discontinued real estate operations         --        30,466
                                                     ---------------------
                                                   $  131,905      197,287
                                                     =====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $    3,420        3,736
  Other current liabilities                             4,433        6,805
                                                     ---------------------
      Total current liabilities                         7,853       10,541
  Other liabilities                                       --         1,403
                                                     ---------------------
      Total liabilities                                 7,853       11,944
                                                     ---------------------
Minority interests                                     11,377       11,319
                                                     ---------------------
Stockholders' equity:
  Preferred stock of $1 par value.
    Authorized 3,000,000 shares; none issued              --           --
  Common stock of $1 par value.
    Authorized 24,000,000 shares;
    issued 7,500,000 shares                             7,500        7,500
  Paid-in capital                                       1,772        1,748
  Equity adjustment from foreign currency translation    (476)        (439)
  Retained earnings                                   134,023      195,329
                                                     ---------------------
                                                      142,819      204,138
  Less cost of 1,010,897 shares of treasury stock
    (1996-1,016,066 shares)                            30,144       30,114
                                                     ---------------------
      Total stockholders' equity                      112,675      174,024
                                                     ---------------------
                                                   $  131,905      197,287
                                                     =====================

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------
                                                  (unaudited)
                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                  1997        1996         1997        1996
------------------------------------------------------------------------------
                                       (in thousands except share amounts)
REVENUES
  Healthcare services        $    4,411       1,931        7,722       3,540
  Insurance services             15,897      12,836       30,326      24,505
  Other                             --        1,070          --        1,086
                               ---------------------    ---------------------
    Total revenues               20,308      15,837       38,048      29,131
COSTS AND EXPENSES
  Healthcare services             3,820       2,328        7,095       4,497
  Insurance services              6,816       5,556       12,991      10,864
  Other                             --        1,196          --        1,241
  Selling, general
    and administrative           10,744       7,492       19,293      14,570
                               ---------------------    ---------------------
Loss from operations             (1,072)       (735)      (1,331)     (2,041)
  Investment income - net           395       1,245        4,200       2,415
  Other income (expense)            (20)        145          195         156
                               ---------------------    ---------------------
Earnings (loss) before
    income taxes                   (697)        655        3,064         530
  Income taxes                    3,259         667        9,573         822
                               ---------------------    ---------------------
Loss before
    minority interests           (3,956)        (12)      (6,509)       (292)
  Minority interests                330         151          598         192
                               ---------------------    ---------------------
Loss from continuing operations  (4,286)       (163)      (7,107)       (484)
  Earnings (loss) from
    discontinued healthcare
    business                     (2,946)        349       (2,342)        556
                               ---------------------    ---------------------
Net earnings (loss)          $   (7,232)        186       (9,449)         72
                               =====================    =====================
Per share of common stock:
  Loss from continuing
    operations               $     (.67)       (.02)       (1.10)       (.07)
  Earnings (loss) from
    discontinued healthcare
    business                       (.45)        .05         (.36)        .08
                               ---------------------    ---------------------
  Net earnings (loss)        $    (1.12)        .03        (1.46)        .01
                               =====================    =====================

  Dividends                  $      .30         .30          .60         .60
  Book value                 $    17.36       28.23        17.36       28.23
Average shares outstanding    6,489,103   6,461,045    6,488,171   6,477,736
Shares outstanding
  end of period               6,489,103   6,482,076    6,489,103   6,482,076
See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
---------------------------------------------------------------------------
                                                  (unaudited)
                                                Six Months Ended
                                                 June 30, 1997
---------------------------------------------------------------------------
                                                  (in thousands)

Common stock:
  Balance, beginning and end of period            $    7,500
                                                    ---------

Paid-in capital:
  Balance, beginning of period                         1,748
  Exercise of stock options                               24
                                                    ---------
  Balance, end of period                               1,772
                                                    ---------
Foreign currency translation:
  Balance, beginning of period                          (439)
  Net change during period                               (37)
                                                    ---------
  Balance, end of period                                (476)
                                                    ---------
Retained earnings:
  Balance, beginning of period                       195,329
  Net loss                                            (9,449)
  Dividends paid                                     (51,857)
                                                    ---------
  Balance, end of period                             134,023
                                                    ---------
Less:
  Treasury stock:
  Balance, beginning of period                        30,114
  Exercise of stock options                               30
                                                    ---------
  Balance, end of period                              30,144
                                                    ---------

Stockholders' Equity                              $  112,675
                                                    =========

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.




SEAFIELD CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------
                                                          (unaudited)
                                                    Six months ended June 30,
                                                      1997            1996
-------------------------------------------------------------------------------
OPERATING ACTIVITIES                                      (in thousands)
Loss from continuing operations                $      (7,107)          (484)
Adjustments to reconcile loss from continuing
 operations to net cash provided by operations:
  Depreciation and amortization                        2,954          4,524
  Earnings applicable to minority interests              598            192
  Change in trading portfolio, net                    34,490          2,441
  Change in accounts receivable                       (3,746)           (70)
  Change in accounts payable                              36           (161)
  Income taxes and other                               6,523          1,019
                                                    ------------------------
Net cash provided by operations                       33,748          7,461
                                                    ------------------------
INVESTING ACTIVITIES
Sales of investments available for sale                1,350              4
Purchases of investments held to maturity            (10,190)       (13,355)
Maturities of investments held to maturity             5,232         18,595
Additions to property, plant and equipment, net       (2,391)          (790)
Oil and gas investments                                  --              87
Net decrease in note receivable                          --             183
Cost in excess of fair value of assets acquired       (4,128)           --
Net cash used by discontinued healthcare business     (1,006)       (10,000)
Net cash provided by discontinued
 real estate operations                                  581          4,567
Other, net                                              (623)           147
                                                    ------------------------
Net cash used by investing activities                (11,175)          (562)
                                                    ------------------------
FINANCING ACTIVITIES
Cash portion of SLH dividend                         (19,590)           --
Regular quarterly dividend paid                       (3,893)        (3,884)
Net issuance of treasury stock pursuant
  to stock options plans                                  (7)          (273)
                                                    ------------------------
Net cash used by financing activities                (23,490)        (4,157)
                                                    ------------------------
Effect of foreign currency translation                   (19)           --
                                                    ------------------------
Net increase (decrease) in cash and cash equivalents    (936)         2,742
Cash and cash equivalents - beginning of period        4,957          3,376
                                                    ------------------------
Cash and cash equivalents - end of period         $    4,021          6,118
                                                    ========================
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest (net of amount capitalized)            $      --            --
                                                    ========================
  Income taxes, net                               $    1,417            419
                                                    ========================
Supplemental disclosures of non-cash information:
  Non-cash portion of SLH Dividend                $   28,373            --
                                                    ========================

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.


                      SEAFIELD CAPITAL CORPORATION
                Notes to Consolidated Financial Statements
                             June 30, 1997

(1) The financial information furnished herein is unaudited; however, in the opinion of management, the financial information reflects all adjustments which are necessary to fairly state Seafield's financial position at June 30, 1997 and December 31, 1996 and the results of its operations and cash flows for the six month periods ended June 30, 1997 and 1996. All adjustments made in the interim period were of a normal recurring nature except transactions related to the discontinuance of a healthcare business. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and therefore included in the financial statements are certain amounts based on management's informed estimates and judgments. The financial information herein is not necessarily representative of a full year's operations because levels of sales, interest rates and other factors fluctuate throughout the fiscal year. These same considerations apply to all year to year comparisons. Certain 1996 amounts have been reclassified for comparative purposes with no effect on net earnings (loss). See Seafield's Annual Report pursuant to Section 13 to the Securities Exchange Act of 1934 (Form 10-K) for additional information not required by this Quarter's Report (Form 10-Q).

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

The following unaudited consolidated pro forma information has been prepared as if the distribution of SLH had occurred on January 1, 1997.

                                   June 30, 1997      SLH        Pro Forma
                                     Historical    Adjustments    Results
                                     -------------------------------------
                                        (in thousands except share amounts)
  Revenues                           $  38,048                     38,048
  Expenses                              39,379          253        39,126
                                       -----------------------------------
  Loss from operations                  (1,331)        (253)       (1,078)
  Investment income - net                4,200        3,162         1,038
  Other income (expense)                   195          669          (474)
                                       -----------------------------------
  Earnings (loss) before income tax      3,064        3,578          (514)
  Income taxes                           9,573        5,126         4,447
                                       -----------------------------------
  Loss before minority interests        (6,509)      (1,548)       (4,961)
  Minority interests                       598                        598
                                       -----------------------------------
  Net loss from continuing
    operations                       $  (7,107)      (1,548)       (5,559)
                                       ===================================
  Per share of common stock:
    Net loss from continuing
      operations                     $   (1.10)                      (.86)
                                       ===================================

(3) In April 1996, Seafield loaned $10 million to its subsidiary, Response Oncology, Inc., which was converted into 909,090 shares of Response common stock at the election of Seafield in August 1996. In October 1996, Seafield provided to Response a $23.5 million credit facility to finance acquisitions and for working capital. This credit facility was converted into Response common stock in February 1997, increasing Seafield's ownership to approximately 67%.

On July 1, 1997, Seafield's Board of Directors declared a dividend to Seafield's shareholders of all shares of common stock of Response owned by Seafield. For each shareholder of record on July 11, 1997, 1.2447625 shares of Response common stock were distributed on July 25, 1997 for each share of Seafield common stock outstanding. The distribution of all shares of Response stock to Seafield's shareholders was effected as a dividend. The Seafield shareholders paid no consideration for any shares of Response stock received in the distribution.

Seafield's investment in Response and Response's earnings are shown as a discontinued business in the accompanying financial statements at June 30, 1997.

The following unaudited consolidated pro forma balance sheet has been prepared as if the distribution of Response had occurred on June 30, 1997.

                                   June 30, 1997   Dividend of   Pro Forma
                                     Historical      Response     Results
                                     -------------------------------------
                                                  (in thousands)
Assets
  Cash and short-term investments    $  27,531                     27,531
  Accounts and notes receivable         13,346                     13,346
  Other current assets                   5,650                      5,650
                                       ----------------------------------
    Total current assets                46,527                     46,527
Property, plant and equipment           17,537                     17,537
Intangible assets                       15,181                     15,181
Other assets                             1,345                      1,345
Net assets of discontinued
  healthcare business                   51,315        (51,315)        --
                                       ----------------------------------
                                     $ 131,905        (51,315)     80,590
                                       ==================================

Liabilities and Stockholders' Equity
  Current liabilities                $   7,853                      7,853
  Minority interests                    11,377                     11,377

Stockholders' Equity
  Preferred stock                          --                         --
  Common stock                           7,500                      7,500
  Paid-in capital                        1,772                      1,772
  Equity adjustment                       (476)                      (476)
  Retained earnings                    134,023        (51,315)     82,708
                                       ----------------------------------
                                       142,819        (51,315)     91,504
  Less:  Cost of treasury stock         30,144                     30,144
                                       ----------------------------------
    Total stockholders' equity         112,675        (51,315)     61,360
                                       ----------------------------------
                                     $ 131,905        (51,315)     80,590
                                      ===================================


(4) Cash and cash equivalents include demand deposits in banks and overnight investments.

(5)  The components of "Intangible Assets" are as follows:

                                   June 30, 1997         December 31, 1996
                                 ------------------       -----------------
                                                (in thousands)
Goodwill                                 14,703                 11,688
Other                                       478                    739
                                    --------------         --------------
                                  $      15,181                 12,427
                                    ==============         ==============

Effective January 30, 1997, Seafield's 82% owned subsidiary, LabOne, Inc., acquired certain assets, inventory and customer lists of GIB Laboratories, Inc., a subsidiary of Prudential Insurance Company of America, for $4.6 million. The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets acquired based on their fair values. The total cost in excess of tangible net assets acquired was $4.1 million and is being amortized on a straight-line basis over 15 years.

(6)  The components of "Other Current Assets" are as follows:

                                    June 30, 1997       December 31, 1996
                                 ------------------     -----------------
                                                (in thousands)
Inventories                       $       2,240                  1,360
Prepaid expenses                          2,117                  1,997
Other current assets                        --                     242
                                    --------------         --------------
                                  $       4,357                  3,599
                                    ==============         ==============

The components of "Other Current Liabilities" are as follows:

                                    June 30, 1997       December 31, 1996
                                 ------------------     -----------------
                                                (in thousands)
Accrued payroll and benefits      $       3,757                  4,039
Accrued commissions
  and consulting fees                       --                     403
Other accrued expenses                      554                  1,509
Other liabilities                           122                    854
                                    --------------         --------------
                                  $       4,433                  6,805
                                    ==============         ==============

(7) Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding and the common share equivalents of dilutive stock options, where applicable.

(8) Under the Distribution Agreement and Assignment, SLH assumed the rights and obligations of Seafield with respect to the following legal matter.

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

In December 1996, the California state auditor sent Seafield an audit report covering the 1987-1989 taxable years. The State of California has determined to include, as a "unitary taxpayer," all majority owned non-life insurance subsidiaries and joint ventures of Seafield. The auditor's report was forwarded to the California Franchise Tax Board for action. In June 1997, the California Franchise Tax Board sent a notice of taxes due for the 1987-1989 years of $769,213 which was paid in the same month. A billing for the interest due should be received in the third quarter and is expected to be approximately $1 million.

(9) In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which revised the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for Seafield's fiscal year ending December 31, 1997. Retroactive application will be required. Seafield believes the adoption of Statement No. 128 will not have a significant effect on its reported earnings per share.

Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" is required to be implemented for periods ending after December 15, 1997. The adoption of this standard is not expected to have any significant impact on Seafield's financial position or results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 is effective for fiscal years beginning after December 15, 1997. Retroactive application will be required. The adoption of this standard is not expected to have any significant impact on Seafield's financial position or results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 is effective for fiscal years beginning after December 15, 1997. Retroactive application will be required. The adoption of this standard is not expected to have any significant impact on Seafield's financial position or results of operations.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS


Selected Financial Data
                            Three months ended         Six Months Ended
                                   June 30,                 June 30,
                           -----------------------   ----------------------
                              1997        1996         1997         1996
                           ----------   ----------   ----------   ---------

Revenues                 $20,308,000   15,837,000   38,048,000  29,131,000
Loss from operations     $(1,072,000)    (735,000)  (1,331,000) (2,041,000)
Investment income - net  $   395,000    1,245,000    4,200,000   2,415,000
Loss from continuing
  operations             $(4,286,000)    (163,000)  (7,107,000)   (484,000)
Earnings (loss) from
  discontinued healthcare
  business               $(2,946,000)     349,000   (2,342,000)    556,000
Net earnings (loss)      $(7,232,000)     186,000   (9,449,000)     72,000

Per share:
  Loss from continuing
    operations           $      (.67)        (.02)       (1.10)       (.07)
  Earnings (loss) from
    discontinued
    healthcare business         (.45)         .05         (.36)        .08
  Net earnings (loss)    $     (1.12)         .03        (1.46)        .01
  Dividends per share    $       .30          .30          .60         .60
  Book value per share   $     17.36        28.23        17.36       28.23



SECOND QUARTER ANALYSIS

Introductory remarks about results of operations

Seafield Capital Corporation's (Seafield or Registrant) principal assets consist of a majority ownership of LabOne, Inc. (LabOne) and approximately $5 million in cash. Seafield had a majority ownership position in Response Oncology, Inc. (Response). On July 25, 1997, Seafield distributed to its shareholders all the shares of common stock of Response owned by Seafield. Response's operations are now presented as a discontinued healthcare business in Seafield's financial statements. The second quarter is the last period in which Response will significantly impact Seafield's financial results. The distribution of Response stock was effected as a taxable dividend by Seafield in which Seafield utilized tax loss carryforwards to offset the resulting $3.8 million tax liability in the financial statements. The second quarter $2.9 million loss from discontinued healthcare operations reflects a $3.8 million non-cash tax expense net of $878,000 for Seafield's share of earnings by Response during the quarter. See Notes to Consolidated Financial Statements for additional information.

Response, previously 67%-owned by Seafield, is a publicly-traded company (NASDAQ-ROIX). On February 26, 1997, Seafield converted a $23.5 million Response note receivable and accrued interest into 3,020,536 shares of Response common stock. The conversion increased Seafield's ownership of Response shares outstanding from 56% at December 31, 1996 to approximately 67%.

Additionally Seafield had investments in real estate, energy businesses and miscellaneous assets. On March 3, 1997, Seafield distributed to its shareholders all of the outstanding shares of common stock of its wholly-owned subsidiary, SLH Corporation (SLH). In connection with this distribution and pursuant to a Distribution Agreement between Seafield and SLH, Seafield transferred its real estate and energy businesses and miscellaneous assets and liabilities to SLH. The SLH spin-off was accounted for as a dividend. See Notes to Consolidated Financial
Statements for additional information.



Insurance Services Segment:

The following business is considered to be in the insurance services segment: LabOne's risk-appraisal laboratory testing for the life insurance industries.

LabOne, an 82% owned subsidiary of Seafield, is a publicly-traded company (NASDAQ-LABS). LabOne provides high-quality laboratory services to insurance companies, physicians and employers. See Healthcare Services Segment discussion below for clinical and substance abuse laboratory testing services.

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

LabOne's total revenues for the second quarter of 1997 were $20.3 million, as compared to $14.8 million in the second quarter of 1996, a 38% increase. LabOne's insurance segment revenue increased in 1997's second quarter to $15.9 million from $12.8 million in the same quarter of 1996. The increase was due to an increase in market share and an increase in oral fluid testing on applicants applying for smaller face-amount policies. The total number of insurance applicants tested in the second quarter of 1997 increased 20% as compared to the same quarter last year. Average revenue per applicant increased 1% during the same period due to an increase in the number of tests requested per specimen. Insurance kit and container revenue increased due primarily to an increase in the number of blood and oral fluid kits sold.

LabOne's total cost of sales increased $2.8 million during the second quarter due primarily to increases in supplies and payroll. Insurance kit supplies increased due to the increased volume of kits sold and the increase in cost of oral fluid kits for HIV testing. Payroll and lab supplies increased due to the increased specimen volumes tested in each segment.

LabOne's gross profit for the second quarter of 1997 increased $2.8 million (40%) to $9.7 million from $6.9 million in 1996's second quarter. LabOne's insurance segment gross profit increased to $9.1 million from $7.4 million reflecting the above factors.

LabOne's selling, general and administrative expenses increased $1.2 million (21%) in the second quarter of 1997 as compared to the prior year due primarily to increase in payroll expenses, travel and printing expenses. These were partially offset by a decrease in consulting and severance expenses.

LabOne's operating income for the second quarter of 1997 increased to $2.6 million from $1 million in 1996's second quarter. LabOne's insurance segment operating income increased to $4.7 million from $3.2 million reflecting the above factors.


Healthcare Services Segment:

The following businesses are included in the healthcare services segment: the clinical and substance abuse laboratory testing services.

LabOne's clinical testing services are provided to the healthcare industry to aid in the diagnosis and treatment of patients. LabOne operates only one highly automated and centralized laboratory, which LabOne believes has significant economic advantages over other conventional laboratory competitors. LabOne markets its clinical testing services to the payers of healthcare-insurance companies and self-insured groups. LabOne does this through Lab Card(TM), a Laboratory Benefits Management (LBM) program.

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

LabOne's Lab Card program covered approximately 1.3 million lives as of June 30, 1997. Additionally, LabOne had a signed backlog of approximately 450,000 additional lives to be covered by the program.

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

Clinical (diagnostic) laboratory revenues increased 134% to $2.1 million in 1997's second quarter from $900,000 in the second quarter of 1996 due to an 88% increase in testing volumes and a 25% increase in average revenue per patient. Substance abuse testing (SAT) revenues increased 123% to $2.3 million in 1997's second quarter from $1 million in the second quarter of 1996 primarily due to increased testing volumes.

Clinical cost of sales expenses were $2 million in 1997's second quarter, compared with $1.6 million in the second quarter of 1996 and SAT cost of sales were $1.7 million in 1997's second quarter, compared with $800,000 in the second quarter of 1996 primarily due to increased payroll and lab supplies for increased testing volumes.

Clinical gross profit increased to $39,000 in 1997's second quarter from a loss of $700,000 in the second quarter of 1996 while SAT gross profit increased to $600,000 in 1997's second quarter from $200,000 in 1996's second quarter.

Clinical selling, general and administrative expenses, including allocations, were $1.9 million as compared to $1.2 million in 1996. SAT expenses, including allocations, were $700,000 compared to $500,000 in 1996. The overhead allocations to clinical and SAT testing segments were $800,000 in 1997's second quarter compared to allocations of $500,000 in 1996.

The clinical segment operating loss of $1.9 million in 1997's second quarter was approximately the same as in 1996's second quarter. The SAT segment operating loss improved from $300,000 in 1996's second quarter to $200,000 in 1997's second quarter.

Other:

Seafield's oil and gas investments were distributed to the SLH on March 3, 1997. In 1996's second quarter, revenue of $1.1 million and expenses of $1.2 million were recorded.

During 1997's second quarter, Seafield significantly reduced its corporate structure and overhead cost as the SLH and Response distributions were finalized. The increase in general and administrative expenses to $10.7 million in 1997's second quarter from $7.5 million in 1996's second quarter reflects both LabOne's increased costs associated with increased testing volumes discussed above and one-time costs related to Seafield's corporate structure reductions including position eliminations and related severance.

Investment Income - Net:

Other investments contributing earnings include venture capital and liquidity investments. The return on short-term investments is included in the investment income line in the consolidated statements of operations. Investment income totaled $395,000 in 1997's first quarter, compared to $1.2 million in the second quarter of 1996, primarily reflecting decreased funds available for investments resulting from the SLH asset distribution in March 1997.

Miscellaneous Items:

The other income/(loss) line includes LabOne gains and losses on equipment disposals and other items.

Taxes:

LabOne's effective tax rate declined from 47% in 1996's second quarter to 41% in the second quarter of 1997 due to exit taxes on an intercompany dividend from LabOne's Canadian subsidiary in 1996. During 1997's second quarter, approximately $3.2 million of unused deferred income tax assets not utilized in the Response distribution were written off. Seafield has approximately $5 million of tax capital loss carryforwards available for future usage.

The combined effect of the above factors resulted in the second quarter 1997 loss from continuing operations of $4.3 million, compared with a $163,000 loss in the second quarter of 1996.


Discontinued Operations:

Healthcare Business:

On July 25, 1997, Seafield distributed to its shareholders all the shares of common stock of Response owned by Seafield. Response's operations are now presented as a discontinued healthcare business in Seafield's financial statements. The second quarter is the last period in which Response will significantly impact Seafield's financial results. The distribution of Response stock was effected as a taxable dividend by Seafield in which Seafield utilized tax loss carryforwards to offset the resulting $3.8 million tax liability in the financial statements. The second quarter $2.9 million loss from discontinued healthcare operations reflects a $3.8 million non-cash tax expense net of $878,000 for Seafield's share of earnings by Response during the quarter. On February 26, 1997, Seafield converted its Response note receivable and accrued interest into Response common stock. The conversion increased Seafield's ownership of Response shares outstanding from 56% at December 31, 1996 to approximately 67%.

For the second quarter of 1997, Response's revenues were $25.6 million, a 70% increase, as compared to $15.1 million for the second quarter of 1996. Net earnings for the quarter were $1.2 million, a 123% increase over net earnings of $544,000 for the comparable quarter in 1996. Response's second quarter 1997 included an income tax provision of $744,000, as compared to none recorded in the second quarter of 1996, consequent to a net operating loss carryforward. EBITDA (earnings before interest, taxes, depreciation and amortization) for the second quarter of 1997 was $3.9 million, a 122% increase over EBITDA of $1.8 million in the second quarter of 1996.

Growth in Response's revenues in the second quarter of 1997 was largely driven by an increase in revenue from the Practice Management Division which began operating in January 1996. This division owns the nonmedical assets and manages the business aspects of oncology practices. The number of physicians in practice management relationships with Response increased from 12 on June 30, 1996 to 40 on June 30, 1997.



YEAR TO DATE ANALYSIS


Insurance Services Segment:

LabOne's total revenues for the first six months of 1997 were $38 million, as compared to $28 million in the first six months of 1996. The increase of $10 million is due to increases in insurance laboratory revenue of $3.8 million, clinical laboratory revenue of $2 million, SAT revenue of $2.1 million and kit revenue of $2 million. See Healthcare Segment below for clinical and SAT revenue discussion. LabOne's total number of insurance applicants tested in the six-month period increased by 21% as compared with last year's first six months, while average revenue per applicant declined 1%. Kit and container revenue increased due primarily to an increase in the number of full blood and oral fluid kits sold and the increased price of oral fluid kits for HIV testing.

LabOne's total cost of sales increased $4.7 million during the first six months due primarily to increases in payroll, laboratory supplies and kit expenses. Payroll increased 21% and lab supplies increased 32% due to larger volume of all specimen types processed. Insurance kit expense increased due to the higher volume of kits sold and the increase in cost of oral fluid kits for HIV testing.

LabOne's gross profit for the first six months of 1997 increased to $18 million from $12.7 million in 1996's first six months. LabOne's insurance segment gross profit increased to $17.4 million from $13.7 million reflecting the above factors.

LabOne's selling, general and administrative expenses increased $1.9 million (16%) in the first six months of 1997, as compared to the prior year's first six months due primarily to increases in payroll expenses, travel and printing expenses. Payroll expense increased due to bonus accruals and a 13% increase in headcount.

LabOne's operating income for the first six months of 1997 increased to $4.4 million from $1 million in 1996's first six months. LabOne's insurance segment operating income increased to $3.5 million reflecting the above factors.


Healthcare Services Segment:

Clinical laboratory revenues increased to $3.7 million in 1997's first six months from $1.7 million in the first six months of 1996 due to increased testing volumes and higher revenue per patient. SAT revenues increased to $4.1 million in 1997's first six months from $1.9 million in the first six months of 1996 primarily due to a 121% increase in testing volumes.

Clinical cost of sales expenses were $4 million in 1997's first six months, as compared with $3.1 million in the first six months of 1996. SAT cost of sales were $3.1 million in 1997's first six months, as compared to $1.5 million in the first six months of 1996.

Clinical gross profit improved from a loss of $1.4 million in the first six months of 1996 to a loss of $300,000 in 1997's first six months. SAT gross profit increased to $900,000 in 1997's first six months from $400,000 in 1996's first six months.

Clinical selling, general and administrative expenses were $3.7 million as compared to $2.5 million in 1996's first six months. SAT expenses were $1.5 million as compared to $1 million. The overhead allocations to clinical and SAT testing segments were $1.5 million in 1997's first six months, as compared to allocations of $900,000 in 1996's first six months.

The clinical segment operating loss increased slightly to $4 million in 1997's first six months from $3.8 million in 1996's first six months due to increased corporate overhead allocations offsetting operating improvements over 1996. The SAT segment improved from an operating loss of $600,000 in 1996's first six months to $500,000 in 1997's first six months.

Other:

Seafield's oil and gas investments were distributed to the SLH on March 3, 1997. In 1996's first six months, revenue of $1.1 million and expenses of $1.2 million were recorded.

During 1997, Seafield significantly reduced its corporate structure and overhead cost as the SLH and Response distributions were finalized. The increase in general and administrative expenses to $19.3 million in 1997's first six months from $14.6 million in 1996's first six months reflects both LabOne's increased costs associated with increased testing volumes discussed above and costs related to Seafield's corporate structure reductions including position eliminations and related severance.

Investment Income - Net:

Other investments contributing earnings include venture capital and liquidity investments. The return on short-term investments is included in the investment income line in the consolidated statements of operations. Investment income, which increased to $4.2 million in 1997's first six months from $2.4 million in the first six months of 1996, primarily reflects a $3 million gain on the sale of marketable common stock which was received when a Seafield venture capital investment merged with a public company.

Miscellaneous Items:

LabOne's gain on equipment disposals is included as a component of other income/(loss).

Taxes:

Tax expense increased approximately $1.2 million due to the growth in taxes on LabOne's significantly improved earnings, a write off of approximately $5 million of the deferred income tax assets related to assets spun off in the SLH distribution and a write off of approximately $3.2 million of unused deferred income tax assets not utilized in the Response distribution. Seafield has approximately $5 million of tax capital loss carryforwards available for future usage.

Consolidated Results:

The combined effect of the above factors resulted in 1997's first six months loss from continuing operations of $7.1 million, as compared with a $484,000 loss in the first six months of 1996.


Discontinued Operations:

Healthcare Business:

On July 25, 1997, Seafield distributed to its shareholders all the shares of common stock of Response owned by Seafield. Response's operations are now presented as a discontinued healthcare business in Seafield's financial statements. The second quarter is the last period in which Response will significantly impact Seafield's financial results. The distribution of Response stock was effected as a taxable dividend by Seafield in which Seafield utilized tax loss carryforwards to offset the resulting $3.8 million tax liability in the financial statements. The second quarter $2.9 million loss from discontinued healthcare operations reflects a $3.8 million non-cash tax expense net of $878,000 for Seafield's share of earnings by Response during the quarter. On February 26, 1997, Seafield converted its Response note receivable and accrued interest into Response common stock. The conversion increased Seafield's ownership of Response shares outstanding from 56% at December 31, 1996 to approximately 67%.

For the first six months of 1997, Response's revenues were $50 million, a 76% increase over revenues of $28.4 million for the first six months of 1996. Net earnings for the first six months were $2.1 million, a 96% increase over net earnings of $1.1 million for the comparable period in 1996. Response's first six months included an income tax provision of $1.3 million, versus none for the comparable period in fiscal 1996, consequent to a net operating loss carryforward. EBITDA for the first six months of 1997 was $7.7 million, a 154% increase over the $3 million reported for the comparable period in 1996.

Growth in Response's revenues for the first six months of 1997 was largely driven by an increase in revenue from the Practice Management Division which began operating in January 1996. This division owns the nonmedical assets and manages the business aspects of oncology practices. The number of physicians in practice management relationships with Response increased from 12 on June 30, 1996 to 40 on June 30, 1997.

Real Estate:

The real estate assets were distributed pursuant to the SLH Distribution Agreement. Real estate operations are presented as discontinued operations in Seafield's 1996 financial statements.

Net real estate assets distributed on March 3, 1997 were $23 million. Real estate revenues were $3.6 million in 1997's first two months prior to distribution, compared with $8.6 million in 1996's six months. The real estate sales revenues in 1997 include the sale of 2 residential units in Florida and New Mexico ($1.2 million); 547 acres of land in Texas ($2.3 million); and 7 residential lots in Texas ($38,000). The real estate sales revenues in 1996 include the sale of 23 residential units in New Mexico and Florida ($7.6 million) and 1.5 acres of land in Kansas ($580,000).

Cost of the real estate sales in 1997 prior to distribution totaled $3.5 million, compared with a cost of approximately $8.2 million in 1996's first six months, reflecting the mix of real estate sold during each period as discussed above in the revenue analysis.

Publicly-Traded Subsidiary

Seafield's majority-owned entity, LabOne, is publicly-traded. At June 30, 1997, based on the market prices of publicly-traded shares of this subsidiary, pretax unrealized gains of approximately $140 million on this investment were not reflected in either Seafield's book value or stockholders' equity.


LIQUIDITY AND CAPITAL RESOURCES

On June 30, 1997, at the holding company level, Seafield had available for operations approximately $5.1 million in cash and short-term investments. Primarily as a result the distribution of SLH in March 1997 and corporate structure cost reductions, Seafield's working capital decreased $18.3 million during 1997 to $5.7 million at June 30, 1997.

On a consolidated basis, Seafield had $27.5 million in cash and short-term investments at June 30, 1997. Current assets totaled approximately $46.5 million while current liabilities totaled $7.9 million. Changes in assets and liabilities on the balance sheet resulted primarily from the SLH and Response stock distributions.

Net cash provided by operations totaled $33.7 million in 1997's first six months compared with net funds provided of $7.5 million in 1996's first six months. During 1997, funds provided by changes in trading portfolios were $34.5 million while 1996's changes in these trading portfolios provided $2.4 million in funds. The increase in funds provided by the change in trading portfolios included the $19.6 million cash portion of the SLH dividend to Seafield shareholders. The change in accounts receivable during 1997 reflects increased sales by LabOne.

Net cash used by investing activities totaled $11 million in 1997 representing LabOne's purchase of the assets and customer list of GIB Laboratories, Inc. and purchases of investments. Net cash used by investing activities in 1996 totaled $562,000 reflecting Response's usage of $10 million for its acquisition of physician practices, $5 million provided by the discontinued real estate operations and a net increase in long-term investments of $5.2 million.

Net cash used by financing activities totaled $23.5 million in 1997 primarily due to the $19.6 million cash portion of the SLH dividend to Seafield shareholders. The 1996 net cash used by financing activities was $4.1 million. Seafield paid a $3.9 million regular cash dividend to its shareholders in both 1997's and 1996's first six months.

In 1990, Seafield's board of directors rescinded a previous authorization and passed a new authorization of up to $70 million for the acquisition of Seafield and LabOne common stock. Up to $20 million of this authorization could be utilized to purchase LabOne stock.

By 1994, Seafield had acquired 1,462,200 shares of LabOne's stock under the board authorization at a cost of $17.3 million. No acquisitions of LabOne stock have been made since 1994. At June 30, 1997, the remaining aggregate authorization totals $7.7 million. In 1994, Seafield's board of directors approved an additional $8.4 million authorization necessary to complete an acquisition of Seafield shares. During 1997, treasury stock issued for exercised options totaled 5,169 shares. No Seafield options are currently outstanding.

Seafield is currently primarily a shell holding company. Sources of cash are investment income and sales, borrowings and dividends from subsidiaries. There are currently no restrictions that would limit LabOne's ability to make future dividend payments. The primary uses of cash for Seafield are investments and dividends to shareholders.

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

In December 1996, the California state auditor sent Seafield an audit report covering the 1987-1989 taxable years. The State of California has determined to include, as a "unitary taxpayer," all majority owned non-life insurance subsidiaries and joint ventures of Seafield. The auditor's report was forwarded to the California Franchise Tax Board for action. In June 1997, the California Franchise Tax Board sent a notice of taxes due for the 1987-1989 years of $769,213 which was paid in the same month. A billing for the interest due should be received in the third quarter and is expected to be approximately $1 million.

Pursuant to the Distribution Agreement, SLH assumed from Seafield all of the contingent tax liabilities described above and acquired all rights to refunds, plus any interest related to these tax years. SLH Corporation also assumed all contingent liabilities and refunds related to any issues raised for the years 1986-1990 whose resolution may extend to tax years beyond the 1990 tax year.

LabOne has paid regular quarterly dividends in 1997. As an 82% owner, Seafield has received $3.9 million of cash as dividends from LabOne in 1997. LabOne's working capital position declined from $38.8 million at December 31, 1996, to $33 million at June 30, 1997. This decrease is primarily due to dividends paid, and the purchase of GIB laboratory assets and customer lists. Net trade accounts receivable increased 39% over the balance at December 31, 1996, primarily due to increasing sales in all three division in 1997. LabOne's cash and investments totaled $23 million at June 30, 1997, and LabOne expects to fund operations and future dividend payments from a combination of cash flow from operations and cash reserves. LabOne had no borrowings during 1997.

In April 1996, Response obtained an unsecured $10 million loan from Seafield bearing interest at the rate of prime plus 1%, which after August 1, 1996, became convertible at the election of Seafield into shares of Response's common stock. Proceeds of the loan were used to finance a practice management affiliation. The loan was exchanged for 909,090 shares of common stock during August 1996.

In October 1996, Response procured a $23.5 million credit facility from Seafield to finance acquisitions and for working capital. On February 26, 1997, the $23.5 million loan and accrued interest of $664,000 was converted into 3,020,536 shares of Response's common stock at a rate of $8 per share. On July 25, 1997, Seafield distributed to its shareholders, as a dividend, all 8,077,392 shares of common stock of Response owned by Seafield.


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

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 is effective for fiscal years beginning after December 15, 1997. Retroactive application will be required. The adoption of this standard is not expected to have any significant impact on Seafield's financial position or results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 is effective for fiscal years beginning after December 15, 1997. Retroactive application will be required. The adoption of this standard is not expected to have any significant impact on Seafield's financial position or results of operations.

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

In December 1996, the California state auditor sent Seafield an audit report covering the 1987-1989 taxable years. The State of California has determined to include, as a "unitary taxpayer," all majority owned non-life insurance subsidiaries and joint ventures of Seafield. The auditor's report was forwarded to the California Franchise Tax Board for action. In June 1997, the California Franchise Tax Board sent a notice of taxes due for the 1987-1989 years of $769,213 which was paid in the same month. A billing for the interest due should be received in the third quarter and is expected to be approximately $1 million.

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

Item 2.  Changes in Securities
         (a)  Changes in Securities:  None

         (b) Under the Missouri General Corporation Law, no dividends to stockholders may be declared or paid at a time when the net assets of the corporation are less than its stated capital or when the payment thereof would reduce the net assets of the corporation below its stated capital. At June 30, 1997 the net assets of Seafield Capital Corporation exceeded its stated capital by $105,175,000.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Securities Holders
         (a) The annual meeting of shareholders was held on May 14, 1997 for the purpose of electing a board of directors and approving the appointment of auditors. Proxies for the meeting were solicited and there was no solicitation in opposition to management's solicitations. Holders of 6,489,103 shares were eligible to vote and 4,878,279 shares were represented at the meeting either in person or by proxy.
    (c) All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

    Director           Shares Voted             Shares        Shares Not
                            For                Withheld         Voted
    --------           ------------            --------       ----------
  W. T. Grant II         4,847,289              30,990             0
  P. Anthony Jacobs      4,849,290              28,989             0
  David W. Kemper        4,849,290	        28,989             0
  Dennis R. Stephen      4,849,290              28,989             0

              The shareholders approved the appointment of KPMG Peat Marwick LLP as independent auditors for the year ending December 31, 1997 by the following vote:
   Shares Voted        Shares Voted             Shares        Shares Not
       For               Against              Abstaining         Voted
   ------------        ------------           ----------      ----------
     4,866,236               210                11,831              2

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
              27     Financial Data Schedule - as filed electronically by
the Registrant in conjunction with this Form 10-Q.

         (b)  Reports on Form 8-K:
              A current report on Form 8-K dated June 4, 1997 was filed to report that Seafield's 67% owned subsidiary, Response Oncology, Inc. (Response), had converted a previously filed Form S-2 to a Form S-3 covering 8,752,546 outstanding shares of its common stock to facilitate a sale or other distribution of such shares by Response shareholders. It was also reported that Seafield intends to distribute all shares of Response owned by Seafield to its shareholders as a dividend.

              A current report on Form 8-K dated July 1, 1997 was filed to report that discussions between Seafield and its 82% owned subsidiary, LabOne, Inc., regarding a possible merger between the two companies had been terminated.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Seafield Capital Corporation

Date August 8, 1997                  By  /s/  James R. Seward
                                        ----------------------------
                                        James R. Seward
                                        Executive Vice President
                                        and Chief Financial Officer


Date August 8, 1997                  By  /s/  Steven K. Fitzwater
                                        ----------------------------
                                        Steven K. Fitzwater
                                        Vice President, Chief Accounting
                                        Officer and Secretary