Form 10-Q
period 1997-09-30
SEAFIELD CAPITAL CORP
filed 1997-11-13
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q



          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        -----              SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended September 30, 1997

        -----  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ____________ to ____________


                        Commission file number 0-16946


                                Lab Holdings, Inc.
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


                    Seafield Capital Corporation
-------------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                      if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No
                                        ----          ----
Number of shares outstanding of only class of Registrant's common stock as of
November 4, 1997:   $1 par value common - 6,489,103


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.


LAB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
--------------------------------------------------------------------------
                                                September 30,  December 31,
                                                     1997          1996
                                                 (unaudited)
--------------------------------------------------------------------------
                                                          (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                        $    5,887        4,957
  Short-term investments                               21,101       55,208
  Accounts and notes receivable                        13,236       10,585
  Current income taxes                                  1,280         (724)
  Deferred income taxes                                   691        3,059
  Other current assets                                  4,073        3,599
                                                     ---------------------
      Total current assets                             46,268       76,684
Property, plant and equipment                          17,454       17,371
Investments:
  Securities                                              503        4,019
  Oil and gas                                             --         1,543
Intangible assets                                      14,596       12,427
Deferred income taxes                                     831        4,622
Other assets                                               82        1,723
Net assets of discontinued healthcare business            --        48,432
Net assets of discontinued real estate operations         --        30,466
                                                     ---------------------
                                                   $   79,734      197,287
                                                     =====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                 $   3,032        3,736
   Other current liabilities                            4,683        6,805
                                                     ---------------------
      Total current liabilities                         7,715       10,541
Other liabilities                                         --         1,403
                                                     ---------------------
      Total liabilities                                 7,715       11,944
                                                     ---------------------
Minority interests                                     11,249       11,319
                                                     ---------------------
Stockholders' equity:
  Preferred stock of $1 par value.
    Authorized 3,000,000 shares; none issued              --           --
  Common stock of $1 par value.
    Authorized 24,000,000 shares;
    issued 7,500,000 shares                             7,500        7,500
  Paid-in capital                                       1,772        1,748
  Equity adjustment from foreign currency translation    (489)        (439)
  Retained earnings                                    82,131      195,329
                                                     ---------------------
                                                       90,914      204,138
  Less:
  Cost of 1,010,897 shares of treasury stock
   (1996-1,016,066 shares)                             30,144       30,114
                                                     ---------------------
      Total stockholders' equity                       60,770      174,024
                                                     ---------------------
                                                   $   79,734      197,287
                                                     =====================

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



LAB HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------
                                                  (unaudited)
                                  Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                                  1997        1996         1997        1996
------------------------------------------------------------------------------
                                       (in thousands except share data)
REVENUES
  Healthcare services        $    4,522       2,320       12,244       5,860
  Insurance services             15,206      12,449       45,532      36,954
  Other                             --          637          --        1,723
                               ---------------------    ---------------------
    Total revenues               19,728      15,406       57,776      44,537
COSTS AND EXPENSES
  Healthcare services             4,123       2,679       11,218       7,176
  Insurance services              6,542       5,625       19,533      16,489
  Other                             --          723           --       1,964
  Selling, general
    and administrative            7,400       7,067       26,693      21,637
                               ---------------------    ---------------------
Earnings (loss) from
 operations                       1,663        (688)         332      (2,729)
  Investment income - net           364       1,653        4,564       4,068
  Other income (expense)              9         (63)         204          93
                               ---------------------    ---------------------
Earnings before income taxes      2,036         902        5,100       1,432
  Income taxes                      403         461        9,976       1,283
                               ---------------------    ---------------------
Earnings (loss) before
    minority interests            1,633         441       (4,876)        149
  Minority interests                301         157          899         349
                               ---------------------    ---------------------
Earnings (loss) from
    continuing operations         1,332         284       (5,775)       (200)
Earnings (loss) from
    discontinued healthcare
    business                         --         412       (2,342)        968
                               ---------------------    ---------------------
Net earnings (loss)          $    1,332         696       (8,117)        768
                               =====================    =====================
Per share of common stock:
  Earnings (loss) from
    continuing operations    $      .21         .04        (.89)        (.03)
  Earnings (loss) from
    discontinued healthcare
    business                         --         .07        (.36)         .15
                               ---------------------    ---------------------
  Net earnings (loss)        $      .21         .11       (1.25)         .12
                               =====================    =====================

  Dividends                  $      .30         .30         .90          .90
  Book value                 $     9.36       28.03        9.36        28.03
Average shares outstanding    6,489,103   6,488,841    6,488,481   6,481,437
Shares outstanding
  end of period               6,489,103   6,483,448    6,489,103   6,483,448
See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
---------------------------------------------------------------------------
                                                   (unaudited)
                                                Nine Months Ended
                                               September 30, 1997
---------------------------------------------------------------------------
                                                  (in thousands)

Common stock:
  Balance, beginning and end of period            $    7,500
                                                    ---------

Paid-in capital:
  Balance, beginning of period                         1,748
  Exercise of stock options                               24
                                                    ---------
  Balance, end of period                               1,772
                                                    ---------
Foreign currency translation:
  Balance, beginning of period                          (439)
  Net change during period                               (50)
                                                    ---------
  Balance, end of period                                (489)
                                                    ---------
Retained earnings:
  Balance, beginning of period                       195,329
  Net loss                                            (8,117)
  Dividends paid                                    (105,081)
                                                    ---------
  Balance, end of period                              82,131
                                                    ---------
Less:
  Treasury stock:
  Balance, beginning of period                        30,114
  Exercise of stock options                               30
                                                    ---------
  Balance, end of period                              30,144
                                                    ---------

Stockholders' Equity                              $   60,770
                                                    =========

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.




LAB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
---------------------------------------------------------------------------
                                                          (unaudited)
                                                       Nine months ended
                                                         September 30,
                                                      1997            1996
---------------------------------------------------------------------------
OPERATING ACTIVITIES                                      (in thousands)
Loss from continuing operations               $      (5,775)          (200)
Adjustments to reconcile loss from continuing
 operations to net cash provided by operations:
  Depreciation and amortization                       4,445          6,549
  Earnings applicable to minority interests             899            349
  Change in trading portfolio, net                   34,426         (2,968)
  Change in accounts receivable                      (3,608)          (629)
  Change in accounts payable                           (353)          (628)
  Income taxes and other                              6,332          2,197
                                                   ------------------------
Net cash provided by operations                      36,366          4,670
                                                    -----------------------
INVESTING ACTIVITIES
Sales of investments available for sale               1,350              4
Purchases of investments held to maturity           (15,894)       (15,753)
Maturities of investments held to maturity           13,485         20,995
Additions to property, plant and equipment, net      (3,249)        (1,006)
Oil and gas investments                                 --             124
Net decrease in note receivable                         --             183
Cost in excess of fair value of assets acquired      (4,128)           --
Net cash used by discontinued healthcare business    (1,006)       (10,000)
Net cash provided by discontinued
 real estate operations                                 581          6,915
Other, net                                           (1,109)          (150)
                                                    -----------------------
Net cash used by investing activities               ( 9,970)         1,312
                                                   ------------------------
FINANCING ACTIVITIES
Cash portion of SLH dividend                        (19,590)           --
Regular quarterly dividend paid                      (5,840)        (5,828)
Net issuance of treasury stock pursuant
  to stock options plans                                 (8)          (265)
                                                    -----------------------
Net cash used by financing activities               (25,438)        (6,093)
                                                   ------------------------
Effect of foreign currency translation on cash          (28)            (1)
                                                   ------------------------
Net increase (decrease) in cash and cash equivalents    930           (112)
Cash and cash equivalents - beginning of period       4,957          3,376
                                                   ------------------------
Cash and cash equivalents - end of period         $   5,887          3,264
                                                   ========================
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
  Interest (net of amount capitalized)            $     --              25
                                                   ========================
  Income taxes, net                               $   2,550            420
                                                   ========================
Supplemental disclosures of non-cash information:
  SLH Dividend                                    $  28,373            --
                                                   ========================

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



                             LAB HOLDINGS, INC.
                Notes to Consolidated Financial Statements
                             September 30, 1997

(1) The financial information furnished herein is unaudited; however, in the opinion of management, the financial information reflects all adjustments which are necessary to fairly state Lab Holdings' financial position at September 30, 1997 and December 31, 1996 and the results of its operations and cash flows for the nine month periods ended September 30, 1997 and 1996. All adjustments made in the interim period were of a normal recurring nature except transactions related to the discontinuance of a healthcare business. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and therefore included in the financial statements are certain amounts based on management's informed estimates and judgments. The financial information herein is not necessarily representative of a full year's operations because levels of sales, interest rates and other factors fluctuate throughout the fiscal year. These same considerations apply to all year to year comparisons. Certain 1996 amounts have been reclassified for comparative purposes with no effect on net earnings (loss). See Lab Holdings' Annual Report pursuant to Section 13 to the Securities Exchange Act of 1934 (Form 10-K) for additional information not required by this Quarter's Report (Form 10-Q).

(2) On March 3, 1997, Lab Holdings distributed to its shareholders all of the outstanding shares of common stock of its wholly-owned subsidiary, SLH Corporation, on the basis of one share of common stock of SLH for each four shares of Lab Holdings common stock held. In connection with this distribution and pursuant to a Distribution Agreement between Lab Holdings and SLH, Lab Holdings transferred its real estate and energy businesses and miscellaneous assets and liabilities, including two wholly-owned subsidiaries, Scout Development Corporation and BMA Resources, Inc., to SLH. The net assets distributed to SLH totaled approximately $48 million. The spinoff was accounted for as a dividend.

The following unaudited consolidated pro forma information has been prepared as if the distribution of SLH had occurred on January 1, 1997.

                                   Sept. 30, 1997      SLH        Pro Forma
                                     Historical    Adjustments     Results
                                     -------------------------------------
                                        (in thousands except share amounts)
  Revenues                           $  57,776                     57,776
  Expenses                              57,444          253        57,191
                                       -----------------------------------
  Earnings (loss) from operations          332         (253)          585
  Investment income - net                4,564        3,162         1,402
  Other income (expense)                   204          669          (465)
                                       -----------------------------------
  Earnings before income tax             5,100        3,578         1,522
  Income taxes                           9,976        5,126         4,850
                                       -----------------------------------
  Loss before minority interests        (4,876)      (1,548)       (3,328)
  Minority interests                       899                        899
                                       -----------------------------------
  Net loss from continuing
    operations                       $  (5,775)      (1,548)       (4,227)
                                       ===================================
  Per share of common stock:
    Net loss from continuing
      operations                     $    (.89)                      (.65)
                                       ===================================

(3) In April 1996, Lab Holdings loaned $10 million to its subsidiary, Response Oncology, Inc., which was converted into 909,090 shares of Response common stock at the election of Lab Holdings in August 1996. In October 1996, Lab Holdings provided to Response a $23.5 million credit facility to finance acquisitions and for working capital. This credit facility was converted into Response common stock in February 1997, increasing Lab Holdings' ownership to approximately 67%.

On July 1, 1997, Lab Holdings' Board of Directors declared a dividend to Lab Holdings' shareholders of all shares of common stock of Response owned by Lab Holdings. For each shareholder of record on July 11, 1997,
1.2447625 shares of Response common stock were distributed on July 25, 1997 for each share of Lab Holdings common stock outstanding. The distribution of all shares of Response stock to Lab Holdings' shareholders was effected as a dividend. The Lab Holdings shareholders paid no consideration for any shares of Response stock received in the distribution.

Lab Holdings' investment in Response and Response's earnings are shown as a discontinued business in the accompanying financial statements.

(4) Cash and cash equivalents include demand deposits in banks and overnight investments.

(5)  The components of "Intangible Assets" are as follows:

                               September 30, 1997         December 31, 1996
                             ------------------       -----------------
                                                (in thousands)
Goodwill                      $      14,248                   11,688
Other                                   348                      739
                                --------------           --------------
                              $      14,596                   12,427
                                ==============           ==============

Effective January 30, 1997, Lab Holdings' 82% owned subsidiary, LabOne, Inc., acquired certain assets, inventory and customer lists of GIB Laboratories, Inc., a subsidiary of Prudential Insurance Company of America, for $4.6 million. The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets acquired based on their fair values. The total cost in excess of tangible net assets acquired was $4.1 million and is being amortized on a straight-line basis over 15 years.

(6)  The components of "Other Current Assets" are as follows:

                                 September 30, 1997     December 31, 1996
                                 ------------------     -----------------
                                                (in thousands)
Inventories                       $       2,181                  1,360
Prepaid expenses                          1,892                  1,997
Other current assets                        --                     242
                                    --------------         --------------
                                  $       4,073                  3,599
                                    ==============         ==============

The components of "Other Current Liabilities" are as follows:

                                 September 30, 1997     December 31, 1996
                                 ------------------     -----------------
                                                (in thousands)
Accrued payroll and benefits      $       3,828                  4,039
Accrued commissions
  and consulting fees                       --                     403
Other accrued expenses                      653                  1,509
Other liabilities                           202                    854
                                    --------------         --------------
                                  $       4,683                  6,805
                                    ==============         ==============

(7) Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding and the common share equivalents of dilutive stock options, where applicable.

(8) Under the Distribution Agreement and Assignment, SLH assumed the rights and obligations of Lab Holdings with respect to the following legal matter.

In 1986, a lawsuit was initiated in the Circuit Court of Jackson County, Missouri by Lab Holdings' former insurance subsidiary (i.e., Business Men's Assurance Company of America) against Skidmore, Owings & Merrill (SOM) which is an architectural and engineering firm, and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the removal and replacement costs had been incurred prior to the sale of the insurance subsidiary, Lab Holdings negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment granted in 1992 in favor of Lab Holdings; the Court of Appeals remanded the case to the trial court for a jury trial limited to the question of whether or not the applicable statute of limitations barred the claim. The Appeals Court also set aside $1.7 million of the judgment originally granted in 1992. Subsequently, the parties waived a jury trial and in July 1996, this case was retried to a judge. On January 21, 1997, the judge entered a judgment in favor of Lab Holdings. The amount of that judgment, together with interest is approximately $5.8 million. Although the judgment has been appealed, counsel for the Company expects that it will be difficult for the defendants to cause the judgment to be reversed. The final outcome is not expected until at least 1998. Settlement arrangements with other defendants have resulted in payments to plaintiff which have significantly offset legal fees and costs to date of approximately $487,000. Future legal fees and costs can not reliably be estimated. Pursuant to the Distribution Agreement, this matter was assigned to SLH Corporation.

In the opinion of management, after consultation with legal counsel and based upon current available information, this lawsuit is not expected to have a material adverse impact on the consolidated financial position or results of operations of Lab Holdings.

Pursuant to the Distribution Agreement, SLH assumed from Lab Holdings all of the contingent tax liabilities described below and acquired all rights to refunds plus any interest related to these tax years. SLH also assumed all contingent liabilities and refunds related to any issues raised for the years 1986-1990 whose resolution may extend to tax years beyond the 1990 tax year.

Lab Holdings has received notices of proposed adjustments (Revenue Agent's Reports) from the Internal Revenue Service (IRS) with respect to 1986-1990 federal income taxes. These notices claim total federal income taxes due for the entire five year period in the approximate net amount of $13,867,000, exclusive of interest thereon. Lab Holdings filed protests regarding the 1986-1990 notices of proposed adjustments.

On May 9, 1997, Lab Holdings received a formal agreement to the issues and the final tax computation from the IRS. The agreement provides for a tax refund of approximately $5.8 million, before interest. The Company expects to owe interest of approximately $700,000. The agreement has been submitted to the Congressional Joint Committee on Taxation for approval. Consideration by the Joint Committee is expected before the end of 1997.

In December 1996, the California state auditor sent Lab Holdings an audit report covering the 1987-1989 taxable years. The State of California has determined to include, as a "unitary taxpayer," all majority owned non-life insurance subsidiaries and joint ventures of Lab Holdings. The auditor's report was forwarded to the California Franchise Tax Board for action. In June 1997, the California Franchise Tax Board sent a notice of taxes due for the 1987-1989 years of $769,213 which was paid in the same month. A billing for the interest is expected to be approximately $1 million.

(9) In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which revised the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for Lab Holdings' fiscal year ending December 31, 1997. Retroactive application will be required. Lab Holdings believes the adoption of Statement No. 128 will not have a significant effect on its reported earnings per share.

Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" is required to be implemented for periods ending after December 15, 1997. The adoption of this standard is not expected to have any significant impact on Lab Holdings' financial position or results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 is effective for fiscal years beginning after December 15, 1997. Retroactive application will be required. The adoption of this standard is not expected to have any significant impact on Lab Holdings' financial position or results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 is effective for fiscal years beginning after December 15, 1997. Retroactive application will be required. The adoption of this standard is not expected to have any significant impact on Lab Holdings' financial position or results of operations.






ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS


Selected Financial Data
                            Three months ended        Nine Months Ended
                               September 30,             September 30,
                           -----------------------   ----------------------
                              1997        1996         1997         1996
                           ----------   ----------   ----------   ---------

Revenues                 $19,728,000   15,406,000   57,776,000  44,537,000
Earnings (Loss) from
  operations             $ 1,663,000     (688,000)     332,000  (2,729,000)
Investment income - net  $   364,000    1,653,000    4,564,000   4,068,000
Earnings (Loss) from
  continuing operations  $ 1,332,000      284,000   (5,775,000)   (200,000)
Earnings (loss) from
  discontinued healthcare
  business               $        --      412,000   (2,342,000)    968,000
Net earnings (loss)      $ 1,332,000      696,000   (8,117,000)    768,000

Per share:
  Loss from continuing
    operations           $       .21          .04         (.89)       (.03)
  Earnings (loss) from
    discontinued
    healthcare business           --          .07         (.36)        .15
  Net earnings (loss)    $       .21          .11        (1.25)        .12
  Dividends per share    $       .30          .30          .90         .90
  Book value per share   $      9.36        28.03         9.36       28.03



THIRD QUARTER ANALYSIS

Introductory remarks about results of operations

Lab Holdings, Inc.'s (Lab Holdings or Registrant) principal assets consist of a majority ownership of LabOne, Inc. (LabOne) and approximately $5 million in cash. Lab Holdings had a majority ownership position in Response Oncology, Inc. (Response). On July 25, 1997, Lab Holdings distributed to its shareholders all the shares of common stock of Response owned by Lab Holdings. Response's operations are presented as a discontinued healthcare business in Lab Holdings' financial statements. The second quarter was the last period in which Response significantly impacted Lab Holdings' operating results. The second quarter discontinued healthcare operations reflected a non-cash tax expense partially offset by Lab Holdings' share of Response's earnings. The distribution of Response stock was effected as a taxable dividend by Lab Holdings in which Lab Holdings utilized tax loss carryforwards to offset the resulting $3.8 million tax liability in the financial statements. See Notes to Consolidated Financial Statements for additional information.

Prior to October 20, 1997, Lab Holdings was named Seafield Capital Corporation (Seafield). Seafield changed its name to Lab Holdings for better identification with its primary asset, the 82% ownership of LabOne.

Response, previously 67%-owned by Lab Holdings, is a publicly-traded company (NASDAQ-ROIX). On February 26, 1997, Lab Holdings converted a $23.5 million Response note receivable and accrued interest into 3,020,536 shares of Response common stock. The conversion increased Lab Holdings' ownership of Response shares outstanding from 56% at December 31, 1996 to approximately 67%.

Additionally Lab Holdings had investments in real estate, energy businesses and miscellaneous assets. On March 3, 1997, Lab Holdings distributed to its shareholders all of the outstanding shares of common stock of its wholly-owned subsidiary, SLH Corporation (SLH). In connection with this distribution and pursuant to a Distribution Agreement between Lab Holdings and SLH, Lab Holdings transferred its real estate and energy businesses and miscellaneous assets and liabilities to SLH. The SLH spin-off was accounted for as a dividend. See Notes to Consolidated Financial Statements for additional information.


Insurance Services Segment:

The following business is considered to be in the insurance services segment: LabOne's risk-appraisal laboratory testing for the life insurance industries.

LabOne, an 82% owned subsidiary of Lab Holdings, is a publicly-traded company (NASDAQ-LABS). LabOne provides high-quality laboratory services to insurance companies, managed care companies, physicians and employers. See Healthcare Services Segment discussion below for clinical and substance abuse laboratory testing services.

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

LabOne's total revenues for the third quarter of 1997 were $19.7 million, as compared to $14.8 million in the third quarter of 1996, a 34% increase. LabOne's insurance segment revenue increased in 1997's third quarter to $15.2 million from $12.4 million in the same quarter of 1996. The increase was due to an increase in market share and an increase in oral fluid testing on applicants applying for smaller face-amount policies. The total number of insurance applicants tested in the third quarter of 1997 increased 22% as compared to the same quarter last year. Average revenue per applicant decreased less than 1%. Insurance kit and container revenue increased due primarily to an increase in the number of blood and oral fluid kits sold.

LabOne's total cost of sales increased 28% or $2.4 million during the third quarter due primarily to increases in supplies and payroll resulting from higher testing volumes. Insurance kit supplies increased due to the higher volume of kits sold and the increase in cost of oral fluid kits for HIV testing. Payroll and lab supplies increased due to the increased specimen volumes tested in each segment.

LabOne's gross profit for the third quarter of 1997 increased $2.6 million (40%) to $9.1 million from $6.5 million in 1996's third quarter. LabOne's insurance segment gross profit increased to $8.7 million from $6.9 million reflecting the above factors.

LabOne's selling, general and administrative expenses increased $1.1 million (19%) in the third quarter of 1997 as compared to the prior year due primarily to increases in payroll expenses, travel and printing expenses. These were partially offset by a decrease in consulting and severance expenses.

LabOne's operating income for the third quarter of 1997 increased to $2.3 million from $800,000 in 1996's third quarter. LabOne's insurance segment operating income increased to $4.6 million from $3.1 million reflecting the above factors.


Healthcare Services Segment:

The following businesses are included in the healthcare services segment:
LabOne's clinical and substance abuse laboratory testing services.

LabOne's clinical testing services are provided to the healthcare industry to aid in the diagnosis and treatment of patients. LabOne operates only one highly automated and centralized laboratory, which LabOne believes has significant economic advantages over other conventional laboratory competitors. LabOne markets its clinical testing services to the healthcare payers, such as PPOs and HMOs, through the Lab Card(TM) Program.

The Lab Card Program, a Laboratory Benefits Management (LBM) program, provides laboratory testing to insurance companies and self-insured groups at reduced rates as compared to traditional laboratories. It uses a unique benefit design that shares the cost savings with the patient, creating an incentive for the patient to help direct laboratory work to LabOne. Under the Program, the patient incurs no out-of-pocket expense when the Lab Card is used, and the payer receives substantial savings on its laboratory charges.

LabOne's Lab Card program covered approximately 1.4 million lives as of September 30, 1997. Additionally, LabOne had a signed backlog of approximately 400,000 additional lives to be covered by the program.

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

Clinical (diagnostic) laboratory revenues increased 81% to $1.8 million in 1997's third quarter from $1 million in the third quarter of 1996 due to a 79% increase in testing volumes. Substance abuse testing (SAT) revenues increased 106% to $2.7 million in 1997's third quarter from $1.3 million in the third quarter of 1996 primarily due to increased testing volumes.

Clinical cost of sales expenses were $2.2 million in 1997's third quarter, compared with $1.7 million in the third quarter of 1996 and SAT cost of sales expenses were $2 million in 1997's third quarter, compared with $1 million in the third quarter of 1996.

Clinical gross profit increased $300,000 in 1997's third quarter to a loss of $400,000 in 1997 from a loss of $700,000 in the third quarter of 1996. SAT gross profit increased to $800,000 in 1997's third quarter from $300,000 in 1996's third quarter.

Clinical selling, general and administrative expenses, including allocations, were $1.8 million as compared to $1.3 million in 1996. SAT expenses, including allocations, were $900,000 compared to $600,000 in 1996.

The clinical segment declined $100,000 to an operating loss of $2.2 million and the SAT segment operating loss improved from $300,000 in 1996's third quarter to $100,000 in 1997's third quarter reflecting the above factors.

Other:

Lab Holdings' oil and gas investments were distributed to SLH on March 3, 1997. In 1996's third quarter, revenue of $637,000 and expenses of $723,000 were recorded.

The increase in consolidated general and administrative expenses to $7.4 million in 1997's third quarter from $7.1 million in 1996's third quarter primarily reflects LabOne's increased costs associated with increased testing volumes discussed above. During 1997, Lab Holdings has significantly reduced its corporate structure after the SLH and Response distributions.

Investment Income - Net:

Other investments contributing earnings include venture capital and liquidity investments. The return on short-term investments is included in the investment income line in the consolidated statements of operations. Investment income totaled $364,000 in 1997's third quarter, compared to $1.7 million in the third quarter of 1996, primarily reflecting decreased funds available for investments resulting from the asset transfer to SLH in connection with the distribution of SLH stock in March 1997.

Miscellaneous Items:

The other income/(loss) line includes LabOne gains and losses on equipment disposals and other items.

Taxes:

Lab Holdings' effective tax rate declined from 51% in 1996's third quarter to 20% in the third quarter of 1997 due primarily to reversals of valuation allowances on deferred tax assets during 1997's third quarter.

The combined effect of the above factors resulted in the third quarter 1997 earnings from continuing operations of $1.3 million, compared with earnings from continuing operations of $696,000 in the third quarter of 1996.


Discontinued Operations:

Healthcare Business:

On February 26, 1997, Lab Holdings converted its Response note receivable and accrued interest into Response common stock. The conversion increased Lab Holdings' ownership of Response shares outstanding from 56% at December 31, 1996 to approximately 67%.

On July 25, 1997, Lab Holdings distributed to its shareholders all the shares of common stock of Response owned by Lab Holdings. Response's operations are presented as a discontinued healthcare business in Lab Holdings' financial statements. The second quarter of 1997 was the last period in which Response will significantly impact Lab Holdings' financial results. The distribution of Response stock was effected as a taxable dividend by Lab Holdings in which Lab Holdings utilized tax loss carryforwards to offset a resulting tax liability in the financial
statements.   The second quarter 1997's discontinued healthcare operations reflected a $3.8 million non-cash tax expense which was partially offset by Lab Holdings' share of earnings by Response during the quarter. For the third quarter of 1996, Response's revenues were $17.9 million, healthcare cost and expense were $13.3, other general and administrative expense were $3.8 million and net earnings totaled $674,000.





YEAR TO DATE ANALYSIS


Insurance Services Segment:

LabOne's total revenues for the first nine months of 1997 were $57.8 million, as compared to $42.8 million in the first nine months of 1996.
The increase of $15 million is due to increases in insurance segment revenue of $8.6 million, clinical laboratory revenue of $2.8 million, and SAT revenue of $3.6 million. See Healthcare Segment below for clinical and SAT revenue discussion. LabOne's total number of insurance applicants tested in the nine-month period increased by 21% as compared with last year's first nine months, while average revenue per applicant declined less than 1%. Kit and container revenue increased $2.7 million due primarily to an increase in the number of full blood and oral fluid kits sold and the increased price of oral fluid kits for HIV testing.

LabOne's total cost of sales increased $7.1 million during the first nine months due primarily to increases in payroll, laboratory supplies and kit expenses. Payroll increased 21% and lab supplies increased 32% due to the larger volume of all specimen types processed. Insurance kit expense increased due to the higher volume of kits sold and the increase in cost of oral fluid kits for HIV testing.

LabOne's gross profit for the first nine months of 1997 increased to $27 million from $19.1 million in 1996's first nine months. LabOne's insurance segment gross profit for the nine months increased to $26 million from $20.6 million reflecting the above factors.

LabOne's selling, general and administrative expenses increased $3 million (17%) in the first nine months of 1997, as compared to the prior year's first nine months due primarily to increases in payroll expenses, travel and printing expenses. Payroll expense increased due to bonus accruals and a 20% increase in employees.

LabOne's operating income for the first nine months of 1997 increased to $6.7 million from $1.8 million in 1996's first nine months, primarily due to a $4.9 million increase in the insurance segment's operating income. LabOne's insurance segment operating income increased to $13.5 million from $8.6 million in 1996's first nine months reflecting the above factors.


Healthcare Services Segment:

Clinical laboratory revenues increased to $5.5 million in 1997's first nine months from $2.7 million in the first nine months of 1996 due to increased testing volumes and higher revenue per patient. SAT revenues increased to $6.8 million in 1997's first nine months from $3.2 million in the first nine months of 1996 primarily due to a 117% increase in testing volumes.

Clinical cost of sales expenses were $6.1 million in 1997's first nine months, as compared with $4.7 million in the first nine months of 1996. SAT cost of sales were $5.1 million in 1997's first nine months, as compared to $2.5 million in the first nine months of 1996.

Clinical gross profit improved from a loss of $2.1 million in the first nine months of 1996 to a loss of $700,000 in 1997's first nine months. SAT gross profit increased to $1.7 million in 1997's first nine months from $700,000 in 1996's first nine months.

Clinical selling, general and administrative expenses were $5.5 million as compared to $3.8 million in 1996's first nine months. SAT expenses were $2.3 million as compared to $1.6 million.

The clinical segment operating loss of $6.2 million in 1997's first nine months increased slightly from $5.9 million in 1996's first nine months due to increased corporate overhead allocations offsetting operating improvements over 1996. The SAT segment improved from an operating loss of $900,000 in 1996's first nine months to a loss of $600,000 in 1997's first nine months.

Other:

Lab Holdings' oil and gas investments were distributed to SLH on March 3, 1997. In 1996's first nine months, revenues of $1.7 million and expenses of $1.9 million were recorded.

During 1997, Lab Holdings significantly reduced its corporate structure and overhead costs as the SLH and Response distributions were finalized. The increase in general and administrative expenses to $26.7 million in 1997's first nine months from $21.6 million in 1996's first nine months reflects both LabOne's increased costs associated with increased testing volumes discussed above and costs related to Lab Holdings' corporate structure reductions including position eliminations and related severance. SLH provides administrative functions for Lab Holdings under a services agreement. Lab Holdings pays SLH an annual fee of $75,000 for these administrative services.

Investment Income - Net:

Other investments contributing earnings include venture capital and liquidity investments. The return on short-term investments is included in the investment income line in the consolidated statements of operations. Investment income increased slightly to $4.6 million in 1997's first nine months from $4.1 million in the first nine months of 1996.

Miscellaneous Items:

LabOne's gain on equipment disposals is included as a component of other income/(loss).

Taxes:

Tax expense increased approximately $8.7 million during the nine month periods due to a $1.9 million growth in taxes on LabOne's significantly improved earnings, a write off of approximately $5 million of the deferred income tax assets related to assets spun off in the SLH distribution and the write off of unused deferred income tax assets not utilized in the Response distribution.

Consolidated Results:

The combined effect of the above factors resulted in 1997's first nine months loss from continuing operations of $5.8 million, as compared with a $200,000 loss in the first nine months of 1996.


Discontinued Operations:

Healthcare Business:
On February 26, 1997, Lab Holdings converted its Response note receivable and accrued interest into Response common stock. The conversion increased Lab Holdings' ownership of Response shares outstanding from 56% at December 31, 1996 to approximately 67%.

On July 25, 1997, Lab Holdings distributed to its shareholders all the shares of common stock of Response owned by Lab Holdings. Response's operations are presented as a discontinued healthcare business in Lab Holdings' financial statements. The second quarter of 1997 was the last period in which Response significantly impacted Lab Holdings' financial results. The distribution of Response stock was effected as a taxable dividend by Lab Holdings in which Lab Holdings utilized tax loss carryforwards to offset the resulting $3.8 million tax liability in the financial statements. The $2.3 million loss from discontinued healthcare operations in 1997's first nine months reflects a $3.8 million non-cash tax expense net of Lab Holdings' share of Response's earnings. For the first nine months of 1996, Response's revenues were $46.4, costs and expenses were $44.5 million and net earnings were $1.7 million.



Real Estate:

The real estate assets were distributed pursuant to the SLH Distribution Agreement. Real estate operations are presented as discontinued operations in Lab Holdings' 1996 financial statements.

Net real estate assets distributed on March 3, 1997 were $23 million. Real estate revenues were $3.6 million in 1997's first two months prior to distribution, compared with $13.6 million in 1996's nine months. The real estate sales revenues in 1997 include the sale of 2 residential units in Florida and New Mexico ($1.2 million); 547 acres of land in Texas ($2.3 million); and 7 residential lots in Texas ($38,000). The real estate sales revenues in 1996 include the sale of 34 residential units in New Mexico and Florida ($11.9 million), 20 acres of land in Oklahoma ($275,000). and 1.5 acres of land in Kansas ($580,000).

Cost of the real estate sales in 1997 prior to distribution totaled $3.5 million, compared with a cost of approximately $12.7 million in 1996's first nine months, reflecting the mix of real estate sold during each period as discussed above in the revenue analysis.

Publicly-Traded Subsidiary

Lab Holdings' majority-owned entity, LabOne, is publicly-traded. At September 30, 1997, based on the market prices of publicly-traded shares of this subsidiary, pretax unrealized gains of approximately $136 million on this investment were not reflected in either Lab Holdings' book value or stockholders' equity.


LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1997, at the holding company level, Lab Holdings had available for operations approximately $4.9 million in cash and short-term investments. Primarily as a result of the distribution of SLH in March 1997 and corporate structure cost reductions, Lab Holdings' working capital decreased $17.8 million during 1997 to $6.2 million at September 30, 1997.

On a consolidated basis, Lab Holdings had $27 million in cash and short-term investments at September 30, 1997. Current assets totaled approximately $46.3 million while current liabilities totaled $7.7 million. Changes in most balance sheet line items resulted primarily from the SLH and Response stock distributions.

Net cash provided by operations totaled $36.4 million in 1997's first nine months compared with $4.7 million in 1996's first nine months. During 1997, funds provided primarily reflect a decrease in trading portfolios of $34.4 million while 1996's increase in these trading portfolios used $3 million of funds. The 1997 increase in funds provided by the change in trading portfolios included the $19.6 million cash portion of the SLH dividend to Lab Holdings shareholders. The change in accounts receivable during 1997 reflects a 38% increase by LabOne primarily due to a 35% increase in sales in 1997.

Net cash used by investing activities totaled $10 million in 1997 representing LabOne's $7.4 million net additions to property, plant and equipment and intangibles on its purchase of the assets and customer list of GIB Laboratories, Inc. and purchases supporting expanded laboratory capacity. Net cash provided by investing activities in 1996 totaled $1.3 million reflecting Response's usage of $10 million for its acquisition of physician practices, $6.9 million provided by the discontinued real estate operations and a net decrease in long-term investments of $5.2 million.

Net cash used by financing activities totaled $25.4 million in 1997 primarily due to the $19.6 million cash portion of the SLH dividend to Lab Holdings shareholders and regular cash dividends of $5.8 million. The 1996 net cash used by financing activities was $6.1 million primarily reflecting Lab Holdings regular cash dividends to its shareholders.

Lab Holdings is currently a holding company. Sources of cash are investment income and sales, borrowings and subsidiary dividends. There are currently no restrictions that would limit LabOne's ability to make future dividend payments. The primary uses of cash for Lab Holdings are investments, operating expenses and dividends to shareholders.

Lab Holdings has received notices of proposed adjustments (Revenue Agent's Reports) from the Internal Revenue Service (IRS) with respect to 1986-1990 federal income taxes. These notices claim total federal income taxes due for the entire five year period in the approximate net amount of $13,867,000, exclusive of interest thereon. Lab Holdings filed protests regarding the 1986-1990 notices of proposed adjustments.

On May 9, 1997, Lab Holdings received a formal agreement to the issues and the final tax computation from the IRS. The agreement provides for a net tax refund of approximately $5.8 million, before interest. The Company expects to owe interest of approximately $700,000. The agreement has been submitted to the Congressional Joint Committee on Taxation for approval. Consideration by the Joint Committee is expected before the end of 1997.

In December 1996, the California state auditor sent Lab Holdings an audit report covering the 1987-1989 taxable years. The State of California has determined to include, as a "unitary taxpayer," all majority owned non-life insurance subsidiaries and joint ventures of Lab Holdings. The auditor's report was forwarded to the California Franchise Tax Board for action. In June 1997, the California Franchise Tax Board sent a notice of taxes due for the 1987-1989 years of $769,213 which was paid in the same month. A billing for the interest due should be received and is expected to be approximately $1 million.

Pursuant to the Distribution Agreement, SLH assumed from Lab Holdings all of the contingent tax liabilities described above and acquired all rights to refunds, plus any interest related to these tax years. SLH Corporation also assumed all contingent liabilities and refunds related to any issues raised for the years 1986-1990 whose resolution may extend to tax years beyond the 1990 tax year.

LabOne has paid regular quarterly dividends in 1997. As an 82% owner, Lab Holdings has received $5.8 million of cash as dividends from LabOne in 1997. LabOne's working capital position declined from $38.8 million at December 31, 1996, to $32.4 million at September 30, 1997. This decrease is primarily due to dividends paid, and the purchase of GIB laboratory assets and customer lists. Net trade accounts receivable increased 38% over the balance at December 31, 1996, primarily due to a 35% increase in sales in 1997. LabOne's cash and investments totaled $22.5 million at September 30, 1997. LabOne had no borrowings during 1997.

In October 1997, LabOne announced that it had purchased approximately 54 acres of land at Renner Ridge Corporate Park in Lenexa, Kansas. LabOne is planning to construct a 280,000 square foot facility to house all of its corporate, laboratory and warehouse operations. This project is expected to cost approximately $27.5 million and will be financed with an industrial revenue bond.

In April 1996, Response obtained an unsecured $10 million loan from Lab Holdings bearing interest at the rate of prime plus 1%, which after August 1, 1996, became convertible at the election of Lab Holdings into shares of Response's common stock. Proceeds of the loan were used to finance a practice management affiliation. The loan was exchanged for 909,090 shares of common stock during August 1996.

In October 1996, Response procured a $23.5 million credit facility from Lab Holdings to finance acquisitions and for working capital. On February 26, 1997, the $23.5 million loan and accrued interest of $664,000 was converted into 3,020,536 shares of Response's common stock at a rate of $8 per share. On July 25, 1997, Lab Holdings distributed to its shareholders, as a dividend, all 8,077,392 shares of common stock of Response owned by Lab Holdings.


RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which revised the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for Lab Holdings' fiscal year ending December 31, 1997. Retroactive application will be required. Lab Holdings believes the adoption of Statement No. 128 will not have a significant effect on its reported earnings per share.

Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" is required to be implemented for periods ending after December 15, 1997. The adoption of this standard is not expected to have any significant impact on Lab Holdings' financial position or results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 is effective for fiscal years beginning after December 15, 1997. Retroactive application will be required. The adoption of this standard is not expected to have any significant impact on Lab Holdings' financial position or results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 is effective for fiscal years beginning after December 15, 1997. Retroactive application will be required. The adoption of this standard is not expected to have any significant impact on Lab Holdings' financial position or results of operations.

No other recently issued accounting standards presently exist which will require adoption in future periods.



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         In 1986, a lawsuit was initiated in the Circuit Court of Jackson County, Missouri by Lab Holdings' former insurance subsidiary (i.e., Business Men's Assurance Company of America) against Skidmore, Owings & Merrill (SOM) which is an architectural and engineering firm, and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the removal and replacement costs had been incurred prior to the sale of the insurance subsidiary, Lab Holdings negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment granted in 1992 in favor of Lab Holdings; the Court of Appeals remanded the case to the trial court for a jury trial limited to the question of whether or not the applicable statute of limitations barred the claim. The Appeals Court also set aside $1.7 million of the judgment originally granted in 1992. Subsequently, the parties waived a jury trial and in July 1996, this case was retried to a judge. On January 21, 1997, the judge entered a judgment in favor of Lab Holdings. The amount of that judgment, together with interest is approximately $5.8 million. Although the judgment has been appealed, counsel for the Company expects that it will be difficult for the defendants to cause the judgment to be reversed. The final outcome is not expected until at least 1998. Settlement arrangements with other defendants have resulted in payments to plaintiff which have significantly offset legal fees and costs to date of approximately $487,000. Future legal fees and costs can not reliably be estimated. Pursuant to the Distribution Agreement, this matter was assigned to SLH Corporation.

In the opinion of management, after consultation with legal counsel and based upon current available information, this lawsuit is not expected to have a material adverse impact on the consolidated financial position or results of operations of Lab Holdings.

Pursuant to the Distribution Agreement, SLH assumed from Lab Holdings all of the contingent tax liabilities described below and acquired all rights to refunds plus any interest related to these tax years. SLH also assumed all contingent liabilities and refunds related to any issues raised for the years 1986-1990 whose resolution may extend to tax years beyond the 1990 tax year.

Lab Holdings has received notices of proposed adjustments (Revenue Agent's Reports) from the Internal Revenue Service (IRS) with respect to 1986-1990 federal income taxes. These notices claim total federal income taxes due for the entire five year period in the approximate net amount of $13,867,000, exclusive of interest thereon. Lab Holdings filed protests regarding the 1986-1990 notices of proposed adjustments.

On May 9, 1997, Lab Holdings received a formal agreement to the issues and the final tax computation from the IRS. The agreement provides for a tax refund of approximately $5.8 million, before interest. The Company expects to owe interest of approximately $700,000. The agreement has been submitted to the Congressional Joint Committee on Taxation for approval. Consideration by the Joint Committee is expected before the end of 1997.

In December 1996, the California state auditor sent Lab Holdings an audit report covering the 1987-1989 taxable years. The State of California has determined to include, as a "unitary taxpayer," all majority owned non-life insurance subsidiaries and joint ventures of Lab Holdings. The auditor's report was forwarded to the California Franchise Tax Board for action. In June 1997, the California Franchise Tax Board sent a notice of taxes due for the 1987-1989 years of $769,213 which was paid in the same month. A billing for the interest is expected to be approximately $1 million.

Item 2.  Changes in Securities
         (a)  Changes in Securities:  None

         (b) Under the Missouri General Corporation Law, no dividends to stockholders may be declared or paid at a time when the net assets of the corporation are less than its stated capital or when the payment thereof would reduce the net assets of the corporation below its stated capital. At September 30, 1997 the net assets of Lab Holdings, Inc. exceeded its stated capital by $53,270,000.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Securities Holders
         (a) A special meeting of shareholders was held on October 15, 1997 to vote on an amendment to the Company's Articles of Incorporation changing its name from Seafield Capital Corporation to Lab Holdings, Inc. Proxies for the meeting were solicited and there was no solicitation in opposition to management's solicitations. Holders of 6,489,103 shares were eligible to vote and 5,148,358 shares were represented at the meeting either in person or by proxy.
         (c) The shareholders approved the amendment to the Articles of Incorporation by the following vote:

   Shares Voted        Shares Voted             Shares        Shares Not
       For               Against              Abstaining         Voted
   ------------        ------------           ----------      ----------
     5,136,604             3,165                 8,589             --

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
              27     Financial Data Schedule - as filed electronically by
the Registrant in conjunction with this Form 10-Q.

         (b)  Reports on Form 8-K:
              A current report on Form 8-K dated July 25, 1997 was filed to report that all shares of Response Oncology, Inc. owned by the Company were distributed to shareholders as a dividend.

              A current report on Form 8-K dated September 17, 1997 reported the filing of a proxy statement for a special shareholder meeting to vote on changing the Company's name from Seafield Capital Corporation to Lab Holdings, Inc. The 8-K also reported the reduction of the Company's board of directors from ten to four members.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Lab Holdings, Inc.

Date November 12, 1997               By  /s/  P. Anthony Jacobs
                                        ----------------------------
                                        P. Anthony Jacobs
                                        President and Chief Executive Officer


Date November 12, 1997               By  /s/  Steven K. Fitzwater
                                        ----------------------------
                                        Steven K. Fitzwater
                                        Vice President, Chief Financial
                                        Officer and Secretary