Form 10-K405
period 1997-12-31
SEAFIELD CAPITAL CORP
filed 1998-03-31
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C.  20549
                             FORM 10-K
(Mark One)
   X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------ EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997

                                  OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------SECURITIES EXCHANGE ACT OF 1934
      For the transition period from          to
                                     --------    --------

                    Commission file number 0-16946
                                           -------
                           LAB HOLDINGS, INC.
        ------------------------------------------------------
        (Exact Name of Registrant as Specified in its Charter)
            Missouri                                43-1039532
--------------------------------     ---------------------------------
(State or other jurisdiction              (IRS Employer Incorporation
       of organization)                     or Identification Number)

       P. O. Box 7568
  5000 W. 95th Street, Suite 260
  Shawnee Mission, Kansas                                   66207
----------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code: (913) 648-3600
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
   Title of each class                        on which registered
   -------------------                       ---------------------
          None                                   Not Applicable
-------------------------------      ---------------------------------

Securities registered pursuant to Section 12(g) of the Act:

          Common Stock, par value $1 per share and
           common stock rights coupled therewith.
-----------------------------------------------------------------
                        (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes    X        No
      -------         -------
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                                   ---

Approximate aggregate market value of voting stock held by non-affiliates of Registrant: $152,182,710 (based on closing price as of March 20, 1998)

Number of shares outstanding of only class of Registrant's common stock as of March 20, 1998: $1 par value common - 6,489,103

Documents incorporated by reference:
Portions of Registrant's Proxy Statement for use in connection with the 1998 Annual Meeting of Shareholders is incorporated by reference into Part III of this report, to the extent set forth therein, if such Proxy Statement is filed with the Securities and Exchange Commission on or before April 30, 1998. If such Proxy Statement is not filed by such date, the information required to be presented in Part III will be filed as an amendment to this report. The exhibits for this Form 10-K are listed in Item 14.



                               PART I.

ITEM 1. BUSINESS.

Lab Holdings, Inc. was organized in Missouri as BMA Properties, Inc. in 1974 as a 100% owned subsidiary of Business Men's Assurance Company of America (which was incorporated in 1909). In 1988, BMA Properties, Inc. was renamed BMA Corporation, and on June 1, 1988, became the parent company. BMA Corporation changed its name to Seafield Capital Corporation (Seafield) in 1991. During 1997, Seafield changed its name to Lab Holdings, Inc. (Lab Holdings or Registrant). Registrant is a holding company whose primary subsidiary operates in the insurance and healthcare services areas.

In the past, various operating subsidiaries of Registrant have provided risk-appraisal laboratory testing services to the insurance industry, clinical testing services to the healthcare industry, and comprehensive cancer treatment management. In addition, Lab Holdings had investments in early-stage healthcare technology companies and either directly or through subsidiaries, also held interests in energy investments, marketable securities and real estate.

On March 3, 1997, Lab Holdings distributed to its shareholders all of the outstanding shares of common stock of its wholly-owned subsidiary, SLH Corporation (SLH). In connection with this distribution and pursuant to a Distribution Agreement between Lab Holdings and SLH, Lab Holdings transferred its real estate and energy businesses and miscellaneous assets and liabilities to SLH. The SLH spin-off was effected as a taxable dividend by Lab Holdings. As a result of the SLH distribution, Lab Holdings' principal assets consisted of its stock holdings in LabOne, Inc. (LabOne) and Response Oncology, Inc. (Response). See Item 7 and Notes to Consolidated Financial Statements for additional information.

Lab Holdings had a majority ownership position in Response. Response, previously 67%-owned by Lab Holdings, is a publicly-traded company (NASDAQ-ROIX). On February 26, 1997, Lab Holdings converted a $23.5 million Response note receivable and accrued interest into 3,020,536 shares of Response common stock. The conversion increased Lab Holdings' ownership of Response shares outstanding from 56% at December 31, 1996 to approximately 67%.

On July 25, 1997, Lab Holdings distributed to its shareholders all the shares of common stock of Response owned by Lab Holdings. Response's operations are presented as a discontinued healthcare business in Lab Holdings' financial statements. The second quarter was the last period in which Response significantly impacted Lab Holdings' operating results. The distribution of Response stock was effected as a taxable dividend by Lab Holdings. See Item 7 and Notes to Consolidated Financial Statements for additional information.

During 1997, Lab Holdings significantly reduced its corporate structure and overhead costs as the SLH and Response distributions were finalized. SLH provides administrative and accounting functions to Lab Holdings under a services agreement for an annual fee of $75,000.

Effective June 1, 1997, Lab Holdings terminated its services agreement with LabOne. This agreement related to services and other matters among the parties and had been in effect since January 1, 1993.

Lab Holdings did not have any employees as of December 31, 1997.

                    *             *             *

The following list shows the Registrant and each subsidiary corporation of which Registrant owned a majority interest at December 31, 1997, together with the ownership percentage and state or country of incorporation. See Item 7 and Notes to Consolidated Financial
Statements for additional information.


Lab Holdings, Inc.  (Missouri)
     LabOne, Inc.  (Delaware)                                      82%
         Lab One Canada Inc.  (Canada)                            100%
     Pyramid Diagnostic Services, Inc.  (Delaware)
         (inactive)                                                74%


                    *             *             *




                           INSURANCE SERVICES

The following businesses are considered to be in the insurance services segment: LabOne's insurance testing segment, Agency Premium Resource, Inc. (APR), and International Underwriting Services, Inc.
(IUS).  APR and IUS were sold during 1995.

LABONE, INC.

The Registrant's laboratory testing activities are conducted through LabOne, Inc. (LabOne), a subsidiary which was 82% owned by the Registrant and 18% publicly held at December 31, 1997. LabOne is a publicly-traded stock (NASDAQ-LABS). LabOne, together with its wholly-owned subsidiary, Lab One Canada Inc., hereinafter collectively referred to as LabOne, is the largest provider of laboratory services to the insurance industry in the United States and Canada (See Notes to Consolidated Financial Statements for financial information regarding foreign operations). LabOne provides high-quality laboratory services to self-insured groups, insurance companies, employers and physicians nationwide.

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

Insurance specimens are normally collected from individual insurance applicants by independent paramedical personnel using LabOne's custom-designed collection kits and containers. These kits and containers are delivered to LabOne's laboratory via overnight delivery services or mail, coded for identification and processed according to each client's specifications. Results are generally transmitted to the insurance company's underwriting department that same evening. LabOne provides a one-day service guarantee on oral fluid and urine HIV specimen results.

LabOne offers LabOne NET, a combination network/software product that provides a connection for insurance underwriters for ordering, delivery and management of risk assessment information such as laboratory results, motor vehicle reports and other applicant information. Additionally, LabOne will handle paramedical examination paperwork and assist with administration of data for group insurance underwriting.

The following table summarizes LabOne's revenues from services provided to the insurance and healthcare (clinical and substance abuse testing) markets:

                               Year ended December 31,
                         1997             1996            1995
                      ------------    ------------    ------------
                                (Dollars in thousands)

Insurance             $ 61,998  79%    $ 50,801  85%   $ 52,544   92%
Clinical                 7,512   9%       3,942   7%      2,297    4%
Substance abuse          9,416  12%       4,689   8%      2,188    4%
                        ------           ------          ------
   Total              $ 78,926         $ 59,432        $ 57,029
                        ======           ======          ======


LabOne - Operations

LabOne's operations are designed to facilitate the testing of a large number of specimens and to report the results to its clients, generally within 24 hours of receipt of specimens. LabOne has internally developed, custom-designed laboratory and business processing systems.

It is a centralized network system that provides an automated link between LabOne's testing equipment, data processing equipment and the clients' computer systems. This system offers LabOne's clients the ability to customize their testing and reflex requirements by several parameters to best meet their needs.

As a result of the number of tests it has performed over the past several years, LabOne has compiled and maintains a large statistical database of test results. These summary statistics are useful to the actuarial and underwriting departments of an insurance client in comparing that client's test results to the results obtained by LabOne's entire client base. Company-specific and industry-wide reports are frequently distributed to clients on subjects such as coronary risk analysis, cholesterol and drugs of abuse. Additionally, LabOne's statistical engineering department is capable of creating customized reports to aid managed care entities or employers in disease management and utilization tracking to help manage healthcare costs.

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

Procedure manuals in all areas of the laboratory help maintain uniformity and accuracy and meet regulatory guidelines. Tests on control samples with known results are performed frequently to maintain and verify accuracy in the testing process. Complete documentation provides record keeping for employee reference and meets regulatory requirements. All employees are thoroughly trained to meet standards mandated by OSHA in order to maintain a safe work environment. Superblind Testing Service(trademark) controls are used to challenge every aspect of service at LabOne from specimen arrival through final billing. Approximately 2,000 samples are prepared and submitted anonymously each month. These samples are especially designed to challenge testing, handling and reporting procedures. Specimens requiring special handling are evaluated and verified by control analysis personnel. A computer edit program is used to review and verify clinically abnormal results, and all positive HIV antibody and drugs-of-abuse records. As an external quality assurance program, LabOne participates in a number of proficiency programs established by the College of American Pathologists (CAP), the American Association of Bioanalysts and the Centers for Disease Control. LabOne is accredited by CAP.

The Office of Inspector General (OIG) of the Department of Health and Human Services has developed a sample Model Compliance Plan. Laboratories are being advised to create a similar program to ensure compliance with anti-fraud and abuse laws and rules governing federally-financed reimbursement for lab testing services. Even though only a small portion of LabOne's business encompasses fee-for-service Medicare/Medicaid, a Chief Compliance Officer and nine Co-Compliance Officers have been appointed. LabOne is in the process of developing the LabOne Compliance Plan.

LabOne is licensed under the Clinical Laboratory Improvement
Amendments (CLIA) of 1988. LabOne has additional licenses for substance abuse testing from the State of Kansas and all other states where such licenses are required. LabOne is certified by SAMHSA to perform testing to detect drugs of abuse in federal employees and in workers governed by federal regulations.

LabOne - Sales and Marketing

LabOne's client base currently consists primarily of insurance companies in the United States and Canada. LabOne believes that its ability to provide prompt and accurate results on a cost-effective basis and its responsiveness to customer needs have been important factors in servicing existing business.

All of the sales representatives for the insurance market have significant business experience in the insurance industry or clinical laboratory-related fields. These representatives call on major clients several times each year, usually meeting with a medical director or vice president of underwriting. An important part of LabOne's marketing effort is directed toward providing its existing clients and prospects with information pertaining to the actuarial benefits of, and trends in, laboratory testing. LabOne's sales representatives and its senior management also attend and sponsor insurance industry underwriters' and medical directors' meetings.

LabOne - Competition

LabOne believes that the insurance laboratory testing market is approximately a $100 million to $120 million industry. LabOne currently services over half the market. LabOne has maintained its market leadership through the development of long term client relationships, its reputation for providing quality products and services at competitive prices, and its battery of tests which are tailored specifically to an insurance company's needs. LabOne has two other main competitors, Osborn Laboratories, Inc. and Clinical Reference Laboratory. Effective January 30, 1997, LabOne acquired certain assets, including customer lists, of GIB Laboratories, Inc., a subsidiary of Prudential Insurance Company of America. Concurrently, Prudential's Individual Insurance Group agreed to use LabOne as its exclusive provider of risk assessment testing services. At the time of the purchase, GIB served approximately 5% of the insurance laboratory testing market.

The insurance testing industry continues to be highly competitive.
The primary focus of the competition has been on pricing. This continued competition has resulted in a decrease in LabOne's average price per test. It is anticipated that prices may continue to decline in 1998.

LabOne - Foreign Markets

Lab One Canada Inc. markets insurance testing services to Canadian clients, with laboratory testing performed in the United States. The following table summarizes the revenue, profit and assets applicable to LabOne's domestic operations and its subsidiary, Lab One Canada, Inc.


                                   Year ended December 31,
                               1997 *       1996          1995
                               ----         ----          ----
                                      (In millions)

Sales:
   United States              $72.4         $53.1         $50.8
   Canada                       6.6           6.4           6.2

Operating Profit:
   United States                2.0           2.4           1.9
   Canada                       0.6           0.7           0.3

Identifiable Assets:
   United States               56.8          62.1          64.4
   Canada                       3.2           2.7           5.7

* 1997 United States operating profit includes a one-time write-off of $6.6 million.
  (See Notes to Consolidated Financial Statements)


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

LabOne - Employees

As of March 2, 1998, LabOne had 665 full-time employees, representing an increase of 99 employees from the same time in 1997. None of LabOne's employees are represented by a labor union. LabOne believes its relations with employees are good.

AGENCY PREMIUM RESOURCE, INC.

Agency Premium Resource, Inc. (APR) was an insurance premium finance company serving independent insurance agents. APR provided premium financing for the commercial customers of these independent insurance agents. On May 31, 1995, Lab Holdings sold APR. See Item 7 and Notes to Consolidated Financial Statements for additional information.

INTERNATIONAL UNDERWRITING SERVICES, INC.

International Underwriting Services, Inc. (IUS) offered turnkey policyholder and underwriting services. This subsidiary operated only within the life and health insurance industry and provided some or all of the following services to its customers: product design, underwriting of applicants, policy issuance, policy service, premium collection and payment of commissions. On July 17, 1995, Lab Holdings sold IUS. See Item 7 and Notes to Consolidated Financial Statements for additional information.


HEALTHCARE SERVICES

The following businesses are considered to be in the healthcare services segment: LabOne's clinical and substance abuse testing segments and Pyramid Diagnostic Services, Inc.


LABONE, INC.

LabOne's clinical testing services are provided to the healthcare industry to aid in the diagnosis and treatment of patients. LabOne operates only one highly automated and centralized laboratory, which LabOne believes has significant economic advantages over other conventional laboratory competitors. LabOne markets its clinical testing services to the payers of healthcare-insurance companies and self-insured groups. LabOne does this through exclusive arrangements with managed care organizations and through Lab Card(registered trademark), a Laboratory Benefits Management (LBM) program.

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

Clinical specimens are collected at the physician's office or other specified sites. LabOne's couriers pick up the specimens and deliver them to local airports for express transport to the Kansas laboratory. Specimens are coded for identification and processed. LabOne's testing menu includes the majority of tests requested by its clients. Tests not performed in-house are sent to reference laboratories for testing, and results are transmitted into LabOne's computer system along with all other completed results.

LabOne has established the Lab Card Program, as well as alliances with major healthcare providers, as vehicles for delivering out-patient laboratory services. The Lab Card Program is marketed to healthcare payers (self-insured groups and insurance companies), allowing them to avoid price mark-ups and cost shifting. With the Program, companies save substantially on their outpatient laboratory testing, and patients pay no out-of-pocket fees when they use their Lab Card.

The clinical laboratory testing market is a $40 billion industry which is highly fragmented and very competitive. LabOne faces competition from numerous independent clinical laboratories and hospital- or physician-owned laboratories. Many of LabOne's competitors are significantly larger and have substantially greater financial resources than LabOne. LabOne is working to establish a solid client base in this environment through the use of Lab Card and the establishment of exclusive arrangements with large groups and managed care entities to provide laboratory services.

LabOne's business plan is to be the premier low-cost provider of high-quality laboratory services to self-insured employers and insurance companies in the healthcare market. LabOne feels that its superior quality and centralized, low-cost operating structure enable it to compete effectively in this market.

The sales representatives for the clinical industry are experienced in the healthcare benefit market or clinical laboratory-related fields and currently work in the geographic areas which they represent. Marketing efforts are directed at insurance carriers, self-insured employers and trusts, third party administrators and other organizations nationwide.

LabOne's Substance Abuse Testing Services

LabOne markets substance abuse testing to Fortune 1000 companies, third party administrators and occupational health providers. Certification by SAMHSA enables LabOne to offer substance abuse testing services to federally regulated industries. There are presently 71 laboratories that are SAMHSA certified.

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

Substance abuse marketing efforts are primarily directed at Fortune 1000 companies, occupational health clinics and third party administrators. LabOne's strategy is to offer quality service at competitive prices. The sales force focuses on the ability of LabOne to offer multiple reporting methods, next flight out options, dedicated client service representatives and rapid reporting of results.

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

Pyramid entered bankruptcy proceedings in early October 1995 as a result of an adverse $6 million judgment entered in a lawsuit against Pyramid. Pyramid's bankruptcy proceedings have not been finalized. The impact on Registrant's results of operations was the September 1995 write-off of Registrant's investment in Pyramid by recording a pre-tax expense of approximately $3.3 million and a corresponding tax benefit of $2.1 million resulting in an after-tax $1.2 million charge to earnings. See Item 7 and Notes to Consolidated Financial Statements for additional information.


                        OTHER BUSINESSES

BMA RESOURCES, INC.

BMA Resources, Inc. (Resources) was a component of the SLH distribution on March 3, 1997. See Item 7 and Notes to Consolidated Financial Statements for additional information. Resources held the Registrant's energy investments at December 31, 1996. No new energy investments were being made, and it had been the Registrant's intent to maximize cash flow from Resources to be deployed in healthcare and insurance services. The investments included oil and gas working interests (all of which had been sold by June 1996), oil and gas partnerships and a stock investment in an unconsolidated affiliate. The oil and gas primarily consisted of partnership interests in Texas gulf coast oil and gas wells and leasehold interests.

Resources has an approximate 31% equity interest in Syntroleum Corporation (Syntroleum(registered trademark)). Syntroleum is the developer and owner of a proprietary process (Syntroleum Process) designed for use in the conversion of natural gas into synthetic liquid hydrocarbons (gas to liquids or GTL).


TENENBAUM & ASSOCIATES, INC.

Tenenbaum & Associates, Inc. (TAI) was a component of the SLH distribution on March 3, 1997. See Item 7 and Notes to Consolidated Financial Statements for additional information. TAI was a full service real estate, personal property and sales and use tax consulting firm providing tax consulting services on a contingency basis. TAI's core business was commercial real estate.

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


REAL ESTATE

Scout Development Corporation (Scout) was a component of the SLH distribution on March 3, 1997. See Item 7 and Notes to Consolidated Financial Statements for additional information. Scout held the Registrant's real estate investments at December 31, 1996 which consisted of: approximately 1,160 acres of partially developed and undeveloped land in six locations, three residential development projects, a multi-story parking garage and a community shopping center. Real estate assets were located in the following states:
Florida, Kansas, Nevada, New Mexico, Texas, and Wyoming, all of which were listed for sale.

In 1992, the Registrant's board of directors approved a plan to discontinue real estate operations. As a result of this decision, a $6 million after-tax loss provision for estimated write-downs and costs through final disposition was included in the discontinued real estate's 1992 loss. Additional after-tax losses of $2.9 million, $6.6 million, and $1.5 million were recorded in 1994, 1995, and 1996, respectively. These losses resulted from changes in estimated net realizable value based upon management's analysis of recent sales transactions and other current market conditions. See Item 7 and Notes to Consolidated Financial Statements for additional information concerning discontinued real estate operations.

The location and use of each majority owned property was as follows at December 31, 1996: Houston, TX - 370 acres and 37 lots; Ft. Worth, TX
- 761 acres; Olathe, KS - 16 acres; Juno Beach, FL - 6 units; and Santa Fe, NM - 25 units. In addition, the Registrant had a 49.9% investment in a joint venture that owns a shopping center and 14 acres of undeveloped land in Gillette, Wyoming.

Only two properties, one of which was 100% owned and the 49.9% joint venture referenced above, were categorized as commercial properties. Registrant's net asset value of these two projects at December 31, 1996 was $2.8 million.

The 100% owned commercial property consisted of an 850-space parking garage located in downtown Reno, Nevada. The building contains a total of 144,500 square feet of leasable parking space. Parking revenue totaled approximately $595,000 or $700 per space or $4.12 per square foot in 1996. In addition, 8,258 square feet located on the ground floor of the garage is leased to a retail tenant under a 15-year lease. Revenue from the retail lease during 1996 was $133,800 or $16.20 per square foot. In addition to basic rent, the retail tenant is responsible for its prorata share of real estate taxes and insurance. During 1996, $5,400 was collected from the retail tenant for taxes and insurance.

The joint venture commercial property consisted of a retail shopping center containing approximately 163,000 square feet of net leaseable area. At the end of 1996, the center was 88% occupied. Rental revenue totaled $733,000 for 1996. The average annual gross rental per occupied square foot was $5.62. In addition to rental revenue, tenants are responsible for their share of common area maintenance
(CAM).  During 1996, CAM collections from tenants totaled $83,000.

Information regarding real estate debt is summarized in Note 15 of the Notes to Consolidated Financial Statements. The detailed information is as follows:

                                                          Balance at
      Property      Description     Rate      Maturity     12-31-96
---------------------------------------------------------------------
                                                        (In thousands)
Gillette, WY
  shopping center       IRB       2.9%-4.55%    2016         $ 6,170
Olathe, KS
  vacant land         Mortgage        8.625%    1997           1,194
                                                              ------
    Total                                                    $ 7,364
                                                              ======

In management's opinion, the real estate properties were adequately covered by insurance with coverages for real and personal property, commercial general liability, commercial crime, garagekeepers legal liability, earthquake, flood, windstorm and hail.

On March 3, 1997, Lab Holdings distributed to its shareholders all of the outstanding shares of common stock of its wholly-owned subsidiary, SLH. In connection with this distribution and pursuant to a Distribution Agreement between Lab Holdings and SLH, Lab Holdings transferred its real estate and energy businesses and miscellaneous assets and liabilities, including two wholly-owned subsidiaries, Scout and Resources, to SLH. Additionally, SLH assumed liabilities relating to the transfer assets as well as certain contingent Lab Holdings liabilities, including Lab Holdings' liability for disputed income taxes which the Internal Revenue Service claims to be owed by Lab Holdings for its 1986-1990 tax years and which the State of California claims to be owed for the 1987-1989 years. See Item 3 and Notes to Consolidated Financial Statements for additional information.

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

As a result of the distributions, Lab Holdings' principal asset consists of its stock holding in LabOne. See Notes to Consolidated Financial Statements for additional information.



ITEM 2.  PROPERTIES.

Properties of Registrant

On March 3, 1997, Registrant distributed to its shareholders the stock of SLH. In connection with this distribution, Registrant transferred the office lease and the real estate subsidiary and other assets and liabilities to SLH, subject to SLH agreeing to make necessary office space available to the Registrant to the extent necessary to permit the Registrant to conduct its operations. See Items 1 and 7 and Notes to Consolidated Financial Statements for additional information regarding the SLH distribution.

Registrant had a long-term lease for 13,674 square feet of office space at 2600 Grand Boulevard in the Crown Center complex in Kansas City, Missouri. This lease, which began April 1, 1992, is for a ten year term with a right to cancel after seven years. Registrant's previously owned real estate subsidiary held diversified types of properties for sale or investment purposes in various geographical locations. In certain cases, projects were developed on a joint venture basis with one or more joint venture partners. Title to property in such cases was held jointly with such partners or in the name of the venture. Rights and obligations with respect to such properties were governed by the terms of the joint venture agreement. Registrant's former real estate operations are described in greater detail in Items 1 and 7 and Notes to Consolidated Financial Statements.



ITEM 3.  LEGAL PROCEEDINGS.

Under the Distribution Agreement and Assignment, SLH assumed the rights and obligations of Lab Holdings with respect to the following legal matter.

In 1986, a lawsuit was initiated in the Circuit Court of Jackson County, Missouri by Lab Holdings' former insurance subsidiary (i.e., Business Men's Assurance Company of America) against Skidmore, Owings & Merrill ("SOM") which is an architectural and engineering firm, and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the removal and replacement costs had been incurred prior to the sale of the insurance subsidiary, Lab Holdings negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment granted in 1992 in favor of Lab Holdings; the Court of Appeals remanded the case to the trial court for a jury trial limited to the question of whether or not the applicable statute of limitations barred the claim. The Appeals Court also set aside $1.7 million of the judgment originally granted in 1992. In July 1996, this case was retried to a judge. On January 21, 1997, the judge entered a judgment in favor of Lab Holdings. The amount of that judgment, together with interest is approximately $5.6 million. Although the judgment has been appealed, counsel for the Company expects that it will be difficult for the defendants to cause the judgment to be reversed. The final outcome is not expected for at least another year. Settlement arrangements with other defendants have resulted in payments to plaintiff which have substantially offset legal fees and costs to date of approximately $502,000. Future legal fees and costs can not reliably be estimated. Pursuant to the Distribution Agreement, this matter was assigned to SLH Corporation.

In the opinion of management, after consultation with legal counsel and based upon current available information, this lawsuit is not expected to have a material adverse impact on the consolidated financial position or results of operations of Lab Holdings.

Pursuant to the Distribution Agreement, SLH assumed from Lab Holdings all of the contingent tax liabilities described below and acquired all rights to refunds, plus any interest related to these tax years. SLH also assumed all contingent liabilities and refunds related to any issues raised for the years 1986-1990 whose resolution may extend to tax years beyond the 1990 tax year.

Lab Holdings received notices of proposed adjustments (Revenue Agent's Reports) from the Internal Revenue Service (IRS) with respect to 1986-1990 federal income taxes. These notices claimed total federal income taxes due for the entire five year period in the approximate net amount of $13,867,000, exclusive of interest thereon.

Lab Holdings filed protests regarding the 1986-1990 notices of proposed adjustments. In 1997, Lab Holdings received a formal agreement to the issues and the final tax computation from the IRS. The agreement provides for a tax refund to SLH of approximately $5.5 million net of interest costs. The agreement was approved by Congress' Joint Committee on Taxation in January 1998.

In December 1996, the California state auditor sent Lab Holdings an audit report covering the 1987-1989 taxable years. The State of California has determined to include, as a "unitary taxpayer," all majority owned non-life insurance subsidiaries and joint ventures of Lab Holdings. During 1997, the California Franchise Tax Board sent a notice of taxes and interest due for the 1987-1989 years of approximately $1.8 million, which was paid. Pursuant to the Distribution Agreement, SLH Corporation assumed all potential tax liabilities and interest thereon regarding the California audit for the 1987-1989 tax years.



ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None.

                EXECUTIVE OFFICERS OF REGISTRANT.

Following is a list of all executive officers of Registrant as of March 1, 1998, together with certain related information. There are no arrangements or understandings among any such persons and any other persons pursuant to which any was selected as an officer. All such persons serve at the discretion of the board of directors.
                                                   Served as Executive
                                                       Officer with
Name            Age   Position with Registrant        Registrant Since
----------------------------------------------------------------------
S.K. Fitzwater   51   Vice President, Chief Financial        1990
                      and Accounting Officer and
                      Secretary
                      (see note 1 below)

P.A. Jacobs      56   President and Chief Executive          1980
                      Officer
                      (see note 2 below)

W.T. Grant II    47   Chairman, President and Chief          1980
                      Executive Officer of LabOne, Inc.
                      (see note 3 below)

Except as noted below, each executive officer of Registrant has held the executive position noted with Registrant as his principal occupation for the last five years.

     1.  Steven K. Fitzwater became Chief Financial Officer in
September 1997.  He has been Vice President and Chief Accounting
Officer since August 1990. On April 1, 1993, he assumed the additional duties of Secretary of the Registrant.

     2. P. Anthony Jacobs became Chief Executive Officer in September 1997. He has been President and Chief Operating Officer since May 1993. Prior to May 1993, he had been Executive Vice President and Chief Operating Officer since 1990.

     3. LabOne, Inc. is 82% owned by the Registrant. Effective February 13, 1998, Registrant's board of directors designated W. T. Grant II as an Executive Officer of Registrant because LabOne was determined to constitute a principal business unit of Registrant and Mr. Grant became the Chairman, President and Chief Executive Officer of LabOne in October 1995. Mr. Grant is not a corporate officer of Lab Holdings. He was Chairman of the Board and Chief Executive Officer of Lab Holdings from May 1993 to September 1997. He had been President and Chief Executive Officer of Lab Holdings since 1986.



                                   PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

Registrant's common stock is traded in the national over-the-counter market and is listed in the NASDAQ National Market System maintained by the National Association of Securities Dealers. As of February 24, 1998, the outstanding shares were held by 1,806 stockholders of record. High and low sales prices for each quarter of 1997 and 1996 are included in the table of quarterly financial data in Note 16 of the Notes to Consolidated Financial Statements. Also set forth in the table are quarterly dividends paid per share. Registrant's payment of future dividends will be at the discretion of its board of directors and can be expected to be dependent upon a number of factors, including future earnings, financial condition, cash needs and general business conditions. The dividend-paying capabilities of subsidiaries may be restricted as to their transfer to the parent company.



ITEM 6.  SELECTED FINANCIAL DATA

December 31,            1997      1996      1995      1994      1993
---------------------------------------------------------------------
                     (In thousands except share and per share amounts)

REVENUES           $   78,926    61,878    75,246    86,027    92,171
                      ===============================================

OPERATING EARNINGS (LOSS)
Earnings (loss) from
  continuing
  operations       $   (7,855)   (4,226)   (1,826)     (276)    5,412
Earnings (loss) from
  discontinued
  healthcare business  (2,342)      682     1,078    (1,596)      206
Loss from discontinued
  real estate
  operations              --     (1,452)   (6,600)   (2,904)      --
                      -----------------------------------------------
Net earnings (loss)$  (10,197)   (4,996)   (7,348)   (4,776)    5,618
                      ===============================================

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Earnings (loss) from
  continuing
  operations       $    (1.21)     (.65)     (.28)     (.03)      .81
Earnings (loss) from
  discontinued
  healthcare business    (.36)      .10       .17      (.25)      .03
Loss from discontinued
  real estate
  operations               --      (.22)    (1.03)     (.46)       --
                      -----------------------------------------------
Net earnings (loss)$    (1.57)     (.77)    (1.14)     (.74)      .84
                      ===============================================
Cash dividends     $     1.20      1.20      1.20      1.20      1.20
Book value         $     8.74     26.84     28.96     31.50     33.52

Average shares
  outstanding       6,488,643           6,433,989           6,714,079
  during the year             6,477,878           6,374,837

Shares outstanding  6,489,103           6,461,061           6,733,245
  end of year                 6,483,934           6,378,261

Total assets       $   74,786   196,783   198,018   234,196   259,575
Long-term debt     $      --        --        --          8        18



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

Introductory remarks about results of operations

The principal assets of Lab Holdings, Inc. (Lab Holdings or
Registrant) consist of a majority ownership of LabOne, Inc. (LabOne) and approximately $5 million in cash and short term investments.

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

Lab Holdings had a majority ownership position in Response Oncology, Inc. (Response). Response, previously 67%-owned by Lab Holdings, is a publicly-traded company (NASDAQ-ROIX). On February 26, 1997, Lab Holdings converted a $23.5 million Response note receivable and accrued interest into 3,020,536 shares of Response common stock. The conversion increased Lab Holdings' ownership of Response shares outstanding from 56% at December 31, 1996 to approximately 67%.

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



1997 Compared to 1996

Insurance Services Segment:

The following business is considered to be in the insurance services segment: LabOne's risk-appraisal laboratory testing for the life insurance industry.

LabOne, an 82% owned subsidiary of Lab Holdings, is a publicly-traded company (NASDAQ-LABS). LabOne changed its name from Home Office Reference Laboratory, Inc. in February 1994. LabOne's clinical testing services are provided to the healthcare industry to aid in the diagnosis and treatment of patients. LabOne provides substance abuse testing services for federally regulated employers and is currently marketing these services throughout the country to both regulated and nonregulated employers. See Healthcare Services Segment discussion below for clinical and substance abuse (SAT) laboratory testing services.

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

LabOne's total revenue for the year ended December 31, 1997 was $78.9 million as compared to $59.4 million in 1996. The increase of $19.5 million, or 33%, is due to increases in insurance segment revenue of $11.2 million, SAT revenue of $4.7 million and clinical laboratory revenue of $3.6 million. The insurance segment increased 22% due to an increase in the total number of insurance applicants tested and an increase in kit revenue, partially offset by a 1% decrease in the average revenue per applicant. The increase in insurance segment revenue is primarily due to an increase in market share and changes to testing thresholds.

LabOne's total cost of sales increased $9.3 million (28%) for the year as compared to the prior year. This increase is due primarily to increases in payroll, laboratory supplies and kit expenses due to the larger specimen volume for all three business segments.

LabOne's total selling, general and administrative expenses increased $4.1 million (17%) in 1997 as compared to 1996 due primarily to increases in payroll expenses, travel and amortization expenses.
These increases are due to growth in each segment.

In 1997, LabOne recorded a one-time write-down of $6.6 million on the value of the laboratory and administrative buildings in anticipation of their sale. See notes to financial statements for additional information.

LabOne's operating income decreased from $3.1 million in 1996 to $2.6 million in 1997, primarily due to the $6.6 million write down which offset the increase in the insurance segment operating income of $5.9 million.

LabOne's other income decreased $700,000 in 1997 as compared to 1996, due to lower investment income.


Healthcare Services Segment:

The following businesses are included in the healthcare services segment: LabOne's clinical and substance abuse (SAT) testing services.

LabOne's SAT revenue increased from $4.7 million in 1996 to $9.4 million in 1997 due to a doubling in testing volumes. Clinical laboratory revenue increased from $3.9 million in 1996 to $7.5 million in 1997 due to increased testing volumes and higher revenue per patient.

LabOne's total cost of sales increased $9.3 million (28%) for the year as compared to the prior year primarily reflecting increases in payroll, laboratory supplies and kit expenses due to the larger specimen volume for all three business segments. Direct and allocated clinical cost of sales expenses were $8.3 million as compared to $6.5 million during 1996. Direct and allocated SAT cost of sales expenses were $7 million as compared to $3.7 million during 1996. These increases are due to increased testing volumes.

Clinical overhead expenditures were $7.5 million as compared to $5.4 million in 1996. SAT overhead increased from $2.2 million in 1996 to $3.3 million in 1997. These increases are due to the growth in each segment.

LabOne's clinical testing segment had an operating loss of $8.3 million for 1997 as compared to a loss of $8 million in 1996, due to a $600,000 increase in corporate overhead allocation over 1996. The SAT segment improved from an operating loss of $1.2 million in 1996 to a loss of $934,000 in 1997, including a $900,000 increase in corporate overhead allocation over last year.

Other Segment:

Lab Holdings' oil and gas investments were distributed to SLH on March 3, 1997. In 1996, revenues of $2.4 million and expenses of $2.8 million were recorded.

During 1997, Lab Holdings significantly reduced its corporate structure and overhead costs as the SLH and Response distributions were finalized. The increase in general and administrative expenses to $34.8 million in 1997 from $29.8 million in 1996 reflects both LabOne's increased costs associated with increased testing volumes discussed above and costs related to Lab Holdings' corporate structure reductions including position eliminations and related severance. SLH provides administrative and accounting functions to Lab Holdings under a services agreement for an annual fee of $75,000.

Investment Income - Net:

Other investments contributing earnings include venture capital and liquidity investments. The return on short-term investments is included in the investment income line in the consolidated statements of operations. Investment income decreased slightly to $4.7 million in 1997 from $5 million in 1996 primarily reflecting LabOne's decrease in investment income.

Miscellaneous Items:

Other Income/(Expense) increased to income of $77,000 in 1997 from expense of $456,000 in 1996. The 1996 expense primarily reflects Lab Holdings' equity share of Syntroleum's losses partially offset by other miscellaneous gains.

Taxes:

Tax expense increased approximately $4 million in 1997 reflecting write-off of approximately $5 million of the deferred income tax assets related to assets spun-off in the SLH distribution and the write-off of unused deferred income tax assets not utilized in the Response distribution.

Consolidated Results:

The combined effect of the above factors resulted in a 1997 loss from continuing operations of $7.9 million, as compared with a $4.2 million loss in 1996.



1996 Compared to 1995


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

LabOne total cost of sales increased $2.8 million (9%) for the year as compared to the prior year. This increase is due primarily to increases in inbound freight expense, kit expense and outside laboratory services. These were partially offset by a decrease in rent expense due to the closing of certain LabOne Service Center (LSC) locations in 1995.

LabOne total selling, general and administrative expenses decreased $1.3 million (5%) in 1996 as compared to the prior year due primarily to decreases in depreciation, travel, insurance and legal expenses.

LabOne total operating income increased from $2.2 million in 1995 to $3.1 million in 1996. The increase is primarily attributable to a $200,000 increase in the insurance segment operating income and a $700,000 decrease in the healthcare segment operating loss.

LabOne non-operating income decreased $800,000 primarily due to a decrease in investment income.


Healthcare Services Segment:

The following businesses are included in 1996's healthcare services segment: the clinical and substance abuse laboratory testing services and a comprehensive cancer management company. During 1995's first nine months, the radiopharmaceuticals and related nuclear medicine services were also included in the healthcare services segment.

LabOne's healthcare (clinical and substance abuse testing) segment revenues increased $4.1 million during 1996. Healthcare revenue increased from $4.5 million in 1995 to $8.6 million in 1996 due to continued expansion efforts.

LabOne's total cost of sales increased $2.8 million (9%) during 1996 as compared to the prior year. This increase is due primarily to increases in inbound freight expense, kit expense and outside laboratory services. These were partially offset by a decrease in rent expense due to the closing of certain LabOne Service Center (LSC) locations in 1995. Healthcare cost of sales expenditures for the year were $10.2 million as compared to $8.6 million in 1995.

LabOne healthcare overhead expenditures increased from $5.8 million in 1995 to $7.6 million in 1996, primarily due to an increase in allocated overhead and growth in healthcare segment payroll.

LabOne total operating income increased from $2.2 million in 1995 to $3.1 million in 1996. The increase is primarily attributable to a $200,000 increase in the insurance segment operating income and a $700,000 decrease in the healthcare segment operating loss.

Another healthcare subsidiary, Pyramid Diagnostic Services, Inc. (Pyramid), incurred a loss of $768,000 for the first nine months of 1995. Pyramid entered bankruptcy proceedings in early October 1995 as a result of an adverse $6 million judgment entered in a lawsuit against Pyramid. Pyramid's bankruptcy proceedings have not been finalized. The impact on Lab Holdings' results of operations was the September 1995 write-off of Lab Holdings' investment in Pyramid by recording a pre-tax expense of approximately $3.3 million and a corresponding tax benefit of $2.1 million resulting in an after-tax $1.2 million charge to earnings. Included with the Pyramid write-off was $2.3 million of goodwill. Lab Holdings consolidated Pyramid's nine months 1995 revenues of $7.6 million while expenses consolidated in 1995 were $7.7 million. See Notes to Consolidated Financial Statements for additional information.

Other Segment:

Lab Holdings' oil and gas subsidiary contributed revenues of $2.4 million in 1996 as compared to $2 million in 1995. Variances in the oil and gas prices nationally impact operating results.

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

Investment Income - Net:

Other investments contributing earnings include venture capital and liquidity investments. The return on short-term investments is included in the investment income line in the consolidated statements of operations. Investment income totaled $5 million in 1996 and $4.1 million in 1995. Investment income was higher in 1996 reflecting both realized and unrealized holding gains/losses recorded on trading securities and improved venture capital operating results. See Notes to Consolidated Financial Statements for additional investment information.

Interest Expense:

Interest expense increased to $1 million in 1996 from $107,000 in 1995. During 1996, Lab Holdings incurred $1 million of interest expense associated with a preliminary state tax audit.

Other Income/(Loss):

The major components of other income/(loss) in 1995 included $1.1 million of losses on subsidiary dispositions and a $3.4 million provision for Pyramid's bankruptcy. The 1996 expense of $456,000 primarily reflects Lab Holdings' equity share of Syntroleum's losses partially offset by other miscellaneous gains.

Taxes:

The consolidated effective tax rate in 1996 was impacted primarily by the accrual of state income taxes, net of federal income tax benefit, resulting from a California franchise tax audit for the 1987-1989 years. Other items affecting the tax rate were non-deductible goodwill and a net increase in deferred income tax valuation allowances.

Consolidated Results:

The combined effect of the above factors resulted in a 1996 net loss from continuing operations of $4.2 million compared with a $1.8 million net loss from continuing operations in 1995.

Discontinued Operations:

Healthcare Business:

On February 26, 1997, Lab Holdings converted its Response note receivable and accrued interest into Response common stock. The conversion increased Lab Holdings' ownership of Response shares outstanding from 56% at December 31, 1996 to approximately 67%.

On July 25, 1997, Lab Holdings distributed to its shareholders all the shares of common stock of Response owned by Lab Holdings. Response's operations are presented as a discontinued healthcare business in Lab Holdings' financial statements. The distribution of Response stock was effected as a taxable dividend by Lab Holdings in which Lab Holdings utilized tax loss carryforwards to offset the resulting $3.8 million tax liability in the financial statements. The $2.3 million loss from discontinued healthcare operations in 1997 reflects a $3.8 million non-cash tax expense net of Lab Holdings' share of Response's earnings. The second quarter of 1997 was the last period in which Response significantly impacted Lab Holdings' financial results. For the seven months ended July 31, 1997, Response's revenues were $50 million, costs and expenses were $46.3 million and net earnings were $2.1 million. During 1996, Response's revenues were $67.3 million, costs and expenses were $66.3 million and net earnings were $907,000. During 1995, Response's revenues were $44.3 million, costs and expenses were $42.3 million and net earnings were $2.3 million.

Real Estate:

The real estate assets were distributed pursuant to the SLH
Distribution Agreement. Real estate operations are presented as discontinued operations in Lab Holdings' financial statements.

Net real estate assets distributed on March 3, 1997 were $23 million. Real estate revenues were $3.6 million in 1997's first two months prior to distribution, compared with $16.3 million in 1996 and $11.5 million in 1995. The real estate sales revenues in 1997 include the sale of 2 residential units in Florida and New Mexico ($1.2 million); 547 acres of land in Texas ($2.3 million); and 7 residential lots in Texas ($38,000). The real estate sales revenues in 1996 include the sale of 40 residential units in New Mexico and Florida ($14.8 million), 20 acres of land in Oklahoma ($275,000). and 1.5 acres of land in Kansas ($580,000). The real estate sales revenues in 1995 include the sale of 29 residential units or lots in Florida, Missouri, New Mexico and Texas ($7.9 million) and 302 acres of land in Kansas and Texas ($2.6 million).

Cost of the real estate sales in 1997 prior to distribution totaled $3.5 million, compared with a cost of $15.3 million in 1996 and approximately $10.9 million in 1995, reflecting the mix of real estate sold during each period as discussed above in the revenue analysis.

Real estate operating expenses totaled $2.7 million in 1996, as compared with $3.2 million in 1995. The decrease is attributable to a reduction in expenses associated with the substantial completion of the residential projects.

In 1992, Lab Holdings' board of directors approved a plan to discontinue real estate operations. As a result of this decision, a $6 million after-tax loss provision for estimated write-downs and costs through final disposition was included in the discontinued real estate's 1992 loss. Additional after-tax losses of $2.9 million, $6.6 million, and $1.5 million were recorded in 1994, 1995, and 1996, respectively. These losses resulted from changes in estimated net realizable value based upon management's analysis of recent sales transactions and other current market conditions. See Item 1 and Notes to Consolidated Financial Statements for additional information concerning discontinued real estate operations.

At December 31, 1996, real estate holdings included residential land, undeveloped land, single-family housing and commercial structures located in the following states: Florida, Kansas, Nevada, New Mexico, Texas and Wyoming, all of which are listed for sale. The total acreage consisted of approximately 1,160 acres and approximately 68 lots or units for sale.

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

The net real estate asset amounts were influenced from period to period by several factors including seasonal sales cycles for projects in Florida and New Mexico, a decision at the end of 1993 to accelerate the build-out of the New Mexico project and construction on the final three houses in Florida.

Publicly-Traded Subsidiaries

Lab Holdings has an investment in one majority-owned entity that is publicly-traded, LabOne. At December 31, 1997, based on the market price of publicly-traded shares of this subsidiary, pretax unrealized gains of approximately $138 million on this investment was not reflected in either Lab Holdings' book value or stockholders' equity.



LIQUIDITY AND CAPITAL RESOURCES

On December 31, 1997, at the holding company level, Lab Holdings had available for operations approximately $5.3 million in cash and short-term investments. Primarily as a result of the distribution of SLH in March 1997 and corporate structure cost reductions, Lab Holdings' working capital decreased $17.7 million during 1997 to $6.3 million at December 31, 1997.

On a consolidated basis, Lab Holdings had $24.8 million in cash and short-term investments at December 31, 1997. Current assets totaled approximately $50.3 million while current liabilities totaled $8.6 million. Changes in most balance sheet line items resulted primarily from the SLH and Response stock distributions.

Net cash provided by operations totaled $8.5 million in 1997 compared with $35.6 million in 1996. During 1997, the loss from continuing operations included non-cash items of $6.3 million for depreciation and amortization and a $6.6 million provision by LabOne for loss on anticipated disposal of assets. The 1997 funds provided additionally reflect a decrease in trading portfolios of $2.6 million, a $3 million increase in account receivable and a net change in income taxes and other of $3.5 million. During 1996, the loss from continuing operations included a non-cash item of $8.8 million for deprecation and amortization. The 1996 funds provided additionally reflect a decrease in trading portfolios of $19.3 million, a $1.5 million decrease in account receivable and a net change in income taxes and other of $9.6 million.

Net cash used by investing activities totaled $12.3 million in 1997 primarily representing LabOne's net additions to property, plant and equipment and intangibles on its purchase of the assets and customer list of GIB Laboratories, Inc. and purchases supporting expanded laboratory capacity. Net cash used by investing activities in 1996 totaled $19.1 million reflecting Response's usage of $32.1 million for its acquisition of physician practices, $9.1 million provided by the discontinued real estate operations and a net decrease in long-term investments of $7.6 million.

Net cash used by financing activities totaled $27.4 million in 1997 primarily due to the $19.6 million cash portion of the SLH dividend to Lab Holdings shareholders and regular cash dividends of $7.8 million. The 1996 net cash used by financing activities was $8.1 million primarily reflecting Lab Holdings regular cash dividends to its shareholders.

Lab Holdings is currently a holding company. Sources of cash are investment income and sales and subsidiary dividends. There are currently no restrictions that would limit LabOne's ability to make future dividend payments. The primary uses of cash for Lab Holdings are investments, operating expenses and dividends to shareholders.

Prior to the Distribution, Lab Holdings had received notices of proposed adjustments (the Revenue Agent's Reports) from the Internal Revenue Service (IRS) with respect to its 1986-1990 federal income taxes. These notices claimed total federal income taxes due for the entire five year period in the approximate net amount of $13,867,000, plus interest. However, Lab Holdings also had claims against the IRS for refunds relating to a $27 million loss claimed for 1990 on a sale of a real estate partnership interest which the IRS claimed had not occurred in 1990. In connection with the Distribution, SLH assumed from Lab Holdings all its contingent tax liabilities to the IRS and acquired all of its related rights to refunds as well as any interest thereon related to the Lab Holdings' 1986-1990 tax years. During 1997, all of the claims and disputes between Lab Holdings and the IRS for the 1986-1990 years were settled, entitling SLH to a net refund of $5.5 million.

SLH also assumed Lab Holdings' rights and liabilities with respect to an audit being conducted by the State of California for Lab Holdings' 1987-1989 taxable years which SLH settled in 1998.

Pursuant to the Distribution Agreement, SLH assumed from Lab Holdings all of the contingent tax liabilities described above and acquired all rights to refunds, plus any interest related to these tax years. Lab Holdings financial statements were not impacted pursuant to rights transferred to SLH by the Distribution Agreement. SLH also assumed all contingent liabilities and refunds related to any issues raised for the years 1986-1990 whose resolution may extend to tax years beyond the 1990 tax year.

LabOne paid regular quarterly dividends in 1997, 1996 and 1995. As an 82% owner, Lab Holdings has received $7.7 million of cash as dividends from LabOne in 1997. LabOne's working capital position declined from $38.8 million at December 31, 1996, to $35.4 million at December 31, 1997. This decrease is the result of dividends paid, capital additions and the purchase of GIB assets exceeding LabOne's net cash provided by operations.

During 1997, LabOne invested $11.4 million in additional property, plant and equipment and the purchase of certain assets and customer lists of GIB Laboratories, Inc., as compared to $3.2 million in 1996 and $2.9 million in 1995. Of the amount spent in 1997, approximately $4.8 million was for the GIB purchase, and approximately $2.8 million was for land acquisition and initial development costs to construct LabOne's new facility. The new facility project is expected to cost approximately $27.5 million and is expected to be primarily financed with an Industrial Revenue Bond (IRB)approved by the City of Lenexa (Kansas) in August 1997. The IRB is expected to be in place during the second quarter 1998. LabOne's other capital asset purchases are expected to be consistent with prior years.

LabOne had no short-term borrowings during 1997 and expects to be able to fund operations and future dividend payments from a combination of cash flow from operations and cash reserves. Proceeds from the IRB will be used to finance the construction of LabOne's new facility. Interest on the bond will be based on a taxable seven day variable rate which would have been less than seven percent as of March 2, 1998. LabOne expects to repay the bond over 11 years at $2.5 million per year plus interest. LabOne's total cash and investments at December 31, 1997, were $19.5 million, as compared to $31.9 million at December 31, 1996.

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

During 1997, treasury stock issued for exercised options totaled 5,169 shares.



TRENDS

The following analysis of certain existing trends that have been identified as potentially affecting the future financial results. Due to the potential for a rapid rate of change in any number of factors associated with the insurance and healthcare laboratory testing industries, it is difficult to quantify with any degree of certainty LabOne's future volumes, sales or net earnings.

The insurance laboratory testing industry continues to be highly competitive. The primary focus of the competition has been on pricing. LabOne continues to maintain its market leadership by providing quality products and services at competitive prices. LabOne management expects that prices may continue to decline during 1998 due to competitive pressures. This trend may have a material impact on earnings from operations.

Currently, there are approximately 13.5 million individual life insurance policies sold in the United States annually. However, laboratory services are provided on only approximately 5 million of these policy applicants. During 1996, the FDA approved an oral fluid Western blot test as a confirmation for the oral fluid HIV-1 antibody test. The noninvasive nature of oral specimen collection allows for lower cost collection, making testing much more affordable on smaller face value insurance policies. Due to the lower collection expense associated with oral fluid collection devices, the potential exists for an expansion of the testing market. The total number of insurance applicants tested by LabOne increased 22% in 1997 from the prior year. Approximately one-half of the increase represented oral fluid HIV tested applicants. Oral fluid tested applicants are expected to further increase in 1998.

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

In the clinical division, BlueCross BlueShield of Tennessee has selected LabOne to provide routine outpatient laboratory testing services for BlueCare members throughout Tennessee effective February 1, 1998. BlueCare is BlueCross BlueShield of Tennessee's plan for Tenncare participants. Approximately 350,000 BlueCare members are covered by the program. (LabOne originally announced that the BlueCare program covered approximately 425,000 lives.) To date, LabOne's Laboratory Benefit Management programs, including BlueCare and the Lab Card Program, have more than 1.8 million lives enrolled with more than 300,000 additional lives awaiting implementation.

LabOne is actively addressing Year 2000 computer concerns. The company has established an oversight committee which includes management from all parts of LabOne and meets periodically to review progress. LabOne expects to complete all internal Year 2000 objectives by the end of 1998 and is assessing the Year 2000 preparation and contingency plans of its clients and vendors. Total expenses related to this project are not expected to be material. Lab Holdings does not expect compliant problems.




RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," is effective for fiscal years beginning after December 15, 1997. This standard requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for fiscal years beginning after December 15, 1997. Retroactive application will be required. The Company does not expect this statement to have a significant effect on segment disclosures.

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

See Cross Reference Sheet, "Documents Incorporated by Reference."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See Cross Reference Sheet, "Documents Incorporated by Reference."



      Cross Reference Sheet To Documents Incorporated By Reference

Item 10. Directors and Executive        Proxy Statement relating to
         Officers of the Company        Annual Meeting of Shareholders
                                        to be held May 13, 1998, under
                                        the caption "Election of
                                        Directors - Nominees and
                                        Directors whose terms expire
                                        in 1999 and 2000."

Item 11. Executive Compensation         Proxy Statement relating to
                                        Annual Meeting of Shareholders
                                        to be held  May 13, 1998,
                                        under the captions "Election
                                        of Directors - Compensation of
                                        Executive Officers."

Item 12. Security Ownership of          Proxy Statement relating to
         Certain Beneficial             Annual Meeting of Shareholders
         Owners and Management          to be held May 13, 1998, under
                                        the captions "Election of
                                        Directors - Security Ownership
                                        of Management and Security
                                        Ownership of Certain
                                        Beneficial Owners."

Item 13. Certain Relationships          Proxy Statement relating to
         and Related                    Annual Meeting of Shareholders
         Transactions                   to be held May 13, 1998, under
                                        the caption "Election of
                                        Directors - Certain
                                        Transactions."



                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

(a)(1) Financial Statements
       Independent Auditors' Report
       Consolidated Balance Sheets - December 31, 1997 and 1996
       Consolidated Statements of Operations -
         Years ended December 31, 1997, 1996 and 1995
       Consolidated Statements of Stockholders' Equity -
         Years ended December 31, 1997, 1996 and 1995
       Consolidated Statements of Cash Flows -
         Years ended December 31, 1997, 1996 and 1995
       Notes to Consolidated Financial Statements

   (2) Financial Statement Schedule
       II.  Valuation and Qualifying Accounts and Reserves -
              Years ended December 31, 1997, 1996 and 1995

All other schedules are omitted because they are not applicable or the information is given in the financial statements or notes thereto.

Portions of Registrant's Proxy Statement for use in connection with the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this report, if such Proxy Statement is filed with the Securities and Exchange Commission on or before April 30, 1998. If such Proxy Statement is not filed by such date, the information required to be presented in Part III will be filed as an amendment to this report.

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

    10.1* Registrant's 1997 Directors' Stock Option Plan effective September 17, 1997.***

    10.2* Form of Option Agreement with directors under the Directors' Stock Option Plan.***

    10.3 Form of Indemnification Agreement between Registrant and its directors and corporate/executive officers (filed as Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 0-16946) and incorporated herein by reference).

    10.4 Services Agreement, dated January 1, 1993, among Registrant and LabOne, Inc., relating to services and other matters among the parties (filed as Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-16946) and incorporated herein by reference).

    10.5 Long-Term Incentive Plan of LabOne, Inc., approved May 16, 1991 with amendments adopted May 21, 1993 and November 9, 1993 (filed as Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-16946) and incorporated herein by reference).**

    10.6 Amendment to LabOne's Long Term Incentive Plan, effective February 10, 1995 (filed as Exhibit 10.31 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-16946) and incorporated herein by reference).**

    10.7 Amendment to LabOne's Long Term Incentive Plan, effective May 9, 1997 (filed as Exhibit 10.5 to LabOne, Inc. Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-15975) and incorporated herein by reference).**

    10.8   LabOne's Stock Plan for non-employee directors (filed as
           Exhibit 10.23 to Registrant's Annual Report on Form
           10-K for the year ended December 31, 1994 (File No. 0-16946) and incorporated herein by reference).**/***

    10.9 LabOne's Annual Incentive Plan (filed as Exhibit 10.6 to LabOne, Inc. Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-15975) and incorporated herein by reference).**

    10.10 Facilities Sharing and Interim Services Agreement, dated as of February 28, 1997, between the Registrant and SLH Corporation (filed as Exhibit 10(a) to SLH Corporation's Registration Statement on Form 10/A (Amendment No. 1) filed February 4,1997 (File No. 0-21911) and incorporated herein by reference).

    10.11 Tax Sharing Agreement, dated as of February 28, 1997, between the Registrant and SLH Corporation (filed as Exhibit 10(b) to SLH Corporation's Registration Statement on Form 10/A (Amendment No. 1) filed February 4, 1997 (File No. 0-21911) and incorporated herein by reference).

    10.12* Sublease and Services Agreement, dated as of June 1, 1997, between Registrant and SLH Corporation.

    11 Statement regarding computation of per share earnings - see Note l of Notes to Consolidated Financial Statements,
           "Earnings Per Share."

    13 Annual Report to Shareholders for the year ended December 31, 1997 - To be furnished.

    21 Subsidiaries of Registrant (reference is made to Item 1 hereof).

    27 Financial Data Schedule - as filed electronically by the Registrant in conjunction with this 1997 Form 10-K.

    99.1 Proxy Statement for 1998 Annual Shareholders meeting - To be furnished.

    99.2 SLH Corporation Registration Statement on Form 10 (filed as SLH Corporation's Registration Statement on Form 10/A
           (Amendment No. 2) on February 12, 1997 (file No. 0-21911) and incorporated herein by reference).

   * These documents may be obtained by stockholders of Registrant upon written request to: Lab Holdings, Inc., P.0. Box 7568, Shawnee Mission, KS 66207.

  ** Management Compensatory Plan

 *** Non-Management Director Compensatory Plan

(d)  Not Applicable.



                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LAB HOLDINGS, INC.
                                     By:  /s/ P. Anthony Jacobs
                                         -----------------------------
                                            P. Anthony Jacobs
                                     Title: President, Chief Executive
                                            Officer and Director
                                     Date:  March 20, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons who serve Registrant in the capacities and on the dates indicated.


By:  /s/ John H. Robinson, Jr.       By:  /s/ Lan C. Bentsen
    -----------------------------        -----------------------------
       John H. Robinson, Jr.                Lan C. Bentsen
Title: Chairman of the Board         Title: Director
       and Director                  Date:  March 20, 1998
Date:  March 20, 1998


By:  /s/ Steven K. Fitzwater
    -----------------------------
       Steven K. Fitzwater
Title: Vice President, Chief
       Financial and Accounting
       Officer, Secretary and
       Director
Date:  March 20, 1998




INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Lab Holdings, Inc.:

We have audited the consolidated financial statements of Lab Holdings, Inc. and subsidiaries as listed in Item 14(a)(1). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lab Holdings, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                              KPMG Peat Marwick LLP


Kansas City, Missouri
February 20, 1998



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
---------------------------------------------------------------------
December 31,                                       1997        1996
---------------------------------------------------------------------
                                                     (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                   $   22,129       53,328
  Short-term investments                           2,648        6,836
  Accounts and notes receivable                   12,608       10,585
  Current income taxes                             1,400         (724)
  Inventories                                      2,203        1,360
  Real estate available for sale                   3,515          --
  Prepaid expenses and other current assets        2,459        2,239
  Deferred income taxes                            3,386        2,161
                                                ---------------------
      Total current assets                        50,348       75,785
Property, plant and equipment                     10,441       17,371
Investments:
  Securities                                         --         4,019
  Oil and gas                                        --         1,040
Intangible assets                                 13,058       12,427
Deferred income taxes                                858        5,520
Other assets                                          81        1,723
Net assets of discontinued healthcare business       --        48,432
Net assets of discontinued real estate operations    --        30,466
                                                ---------------------
                                              $   74,786      196,783
                                                =====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $    3,367        3,736
  Accrued payroll and benefits                     4,530        4,053
  Other accrued expenses                             423        2,162
  Other current liabilities                          303          589
                                                ---------------------
      Total current liabilities                    8,623       10,540
Accrued payroll and benefits                         --           236
Other accrued expenses                               --           250
Other liabilities                                    --           414
                                                ---------------------
      Total liabilities                            8,623       11,440
                                                ---------------------
Minority interests                                 9,476       11,319
                                                ---------------------
Stockholders' equity:
  Preferred stock of $1 par value.
    Authorized 3,000,000 shares; none issued         --           --
  Common stock of $1 par value.
    Authorized 24,000,000 shares;
    issued 7,500,000 shares                        7,500        7,500
  Paid-in capital                                  1,772        1,748
  Equity adjustment from foreign
    currency translation                            (544)        (439)
  Retained earnings                               78,103      195,329
                                                ---------------------
                                                  86,831      204,138
  Less cost of 1,010,897 shares of treasury stock
    (1996-1,016,066 shares)                       30,144       30,114
                                                ---------------------
      Total stockholders' equity                  56,687      174,024
                                                ---------------------
Commitments and contingencies
                                                ---------------------
                                              $   74,786      196,783
                                                =====================

See accompanying notes to consolidated financial statements.



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
---------------------------------------------------------------------
Year Ended December 31,               1997        1996         1995
---------------------------------------------------------------------
                                           (In thousands except
                                            per share amounts)
REVENUES
  Insurance services              $  61,998       50,801       55,862
  Healthcare services                16,928        8,631       12,112
  Other                                 --         2,446        7,272
                                   ----------------------------------
    Total revenues                   78,926       61,878       75,246

COSTS AND EXPENSES
  Insurance services                 26,666       22,625       23,598
  Healthcare services                15,351       10,092       16,104
  Other                                 --         2,771        6,357
  Provision for loss on disposal
    of assets                         6,553          --           --
  Selling, general and
    administrative                   34,765       29,767       36,702
                                   ----------------------------------
Earnings (loss) from operations      (4,409)      (3,377)      (7,515)
  Investment income - net             4,671        5,004        4,119
  Interest expense                      (11)      (1,044)        (107)
  Other income (expense)                 77         (456)      (4,367)
                                   ----------------------------------
Earnings (loss) before income taxes     328          127       (7,870)
                                   ----------------------------------
  Taxes on income (benefits):
    Current                            (429)       3,131       (1,429)
    Deferred                          8,207          670       (5,134)
                                   ----------------------------------
      Total                           7,778        3,801       (6,563)
                                   ----------------------------------
Earnings (loss) before
  minority interests                 (7,450)      (3,674)      (1,307)
    Minority interests                  405          552          519
                                   ----------------------------------
Loss from
  continuing operations              (7,855)      (4,226)      (1,826)
    Earnings (loss) from
      discontinued healthcare
      business                       (2,342)         682        1,078
    Loss from discontinued real
      estate operations                 --        (1,452)      (6,600)
                                   ----------------------------------
NET LOSS                         $  (10,197)      (4,996)      (7,348)
                                   ==================================

Basic and diluted loss per share of common stock:
  Loss from
    continuing operations        $    (1.21)        (.65)        (.28)
  Earnings (loss) from discontinued
    healthcare business                (.36)         .10          .17
  Loss from discontinued real
    estate operations                    --         (.22)       (1.03)
                                   ----------------------------------
  NET LOSS                       $    (1.57)        (.77)       (1.14)
                                   ==================================

See accompanying notes to consolidated financial statements.



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
---------------------------------------------------------------------
Year Ended December 31,               1997         1996         1995
---------------------------------------------------------------------
                                              (In thousands)
Common stock:
  Balance, beginning and
    end of year                  $    7,500        7,500        7,500
                                   ----------------------------------
Paid-in capital:
  Balance, beginning of year          1,748        1,747        1,002
  Exercise of stock options              24            1          745
                                   ----------------------------------
  Balance, end of year                1,772        1,748        1,747
                                   ----------------------------------
Foreign currency translation:
  Balance, beginning of year           (439)        (447)        (561)
  Net change during year               (105)           8          114
                                   ----------------------------------
  Balance, end of year                 (544)        (439)        (447)
                                   ----------------------------------
Retained earnings:
  Balance, beginning of year        195,329      208,098      223,169
  Net loss                          (10,197)      (4,996)      (7,348)
  Dividends* and distributions     (107,029)      (7,773)      (7,723)
                                   ----------------------------------
  Balance, end of year               78,103      195,329      208,098
                                   ----------------------------------
Less treasury stock:
  Balance, beginning of year         30,114       29,814       30,177
  Net issuance pursuant to stock
    option plans (1997-5,169;
    1996-22,873; 1995-82,800)            30          300         (363)
                                   ----------------------------------
  Balance, end of year               30,144       30,114       29,814
                                   ----------------------------------
STOCKHOLDERS' EQUITY             $   56,687      174,024      187,084
                                   ==================================

*Cash dividends per share amounted to $1.20 in 1997, 1996 and 1995.



See accompanying notes to consolidated financial statements.



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
----------------------------------------------------------------------
Year Ended December 31,                    1997       1996       1995
----------------------------------------------------------------------
                                                (In thousands)
OPERATING ACTIVITIES
Loss from continuing operations      $    (7,855)    (4,226)   (1,826)
Adjustments to reconcile loss from
 continuing operations to net cash
 provided by continuing operations:
  Depreciation and amortization            6,277      8,760    10,192
  Earnings applicable to minority
    interests                                405        552       519
  Provision for loss on disposal
    of assets                              6,553        --        --
  Change in trading portfolio, net         2,645     19,318    (6,339)
  Change in accounts receivable           (2,980)     1,458     4,437
  Change in accounts payable                 (18)       134      (451)
  Income taxes and other, net              3,491      9,558    (4,110)
                                        -----------------------------
  Net cash provided by continuing
    operations                             8,518     35,554     2,422
  Net cash used by discontinued
    healthcare business                   (1,006)   (32,140)      --
  Net cash provided by discontinued
    real estate operations                   581      9,107     1,196
                                        -----------------------------
  Total cash provided by operations        8,093     12,521     3,618
                                        -----------------------------

INVESTING ACTIVITIES
Sales of investments available for sale    1,350          4        83
Purchases of investments held
  to maturity                            (15,894)   (15,753)  (65,569)
Maturities of investments held
  to maturity                             18,155     23,395    69,459
Additions to property, plant
  and equipment, net                      (6,683)    (3,252)   (3,040)
Acquisition of assets                     (4,816)       --        --
Oil and gas investments                      --        (351)     (391)
Net increase (decrease) in notes
  receivable                                 --         183    (2,507)
Proceeds from sale of subsidiaries, net      --         --     12,054
Proceeds of securitization                   --         --      1,500
Other, net                                (3,948)      (302)   (3,017)
                                        -----------------------------
  Net cash provided (used) by
    investing activities                 (11,836)     3,924     8,572
                                        -----------------------------
FINANCING ACTIVITIES
Payments under line of credit
  agreements, net                            --         --     (2,759)
Payment of capital lease                     --         --         (2)
Regular quarterly dividends paid          (7,787)    (7,773)   (7,723)
Cash portion of SLH dividend             (19,590)       --        --
Net issuance of treasury stock pursuant to
  stock option plans                          (7)      (299)    1,108
                                        -----------------------------
  Net cash used by financing activities  (27,384)    (8,072)   (9,376)
                                        -----------------------------
Effect of foreign currency translation       (72)        12        21
                                        -----------------------------
Net decrease in cash and cash
  equivalents                            (31,199)     8,385     2,835
Cash and cash equivalents at
  beginning of year                       53,328     44,943    42,108
                                        -----------------------------
Cash and cash equivalents at
  end of year                         $   22,129     53,328    44,943
                                        =============================
Supplemental disclosures of cash flow information:
 Cash paid (received) during the year for:
  Interest                            $      934         25       124
                                        =============================
  Income taxes, net                   $    2,676     (3,487)   (1,693)
                                        =============================



See accompanying notes to consolidated financial statements.



LAB HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1997, 1996 and 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
The accompanying consolidated financial statements include the accounts of Lab Holdings, Inc. (formerly Seafield Capital Corporation) and all majority-owned subsidiaries and joint ventures. Investments in affiliated companies of 20% to 50% in which Lab Holdings, Inc. (Lab Holdings) does not have a controlling interest are accounted for by the equity method. All significant intercompany transactions have been eliminated in consolidation. Certain 1996 and 1995 amounts have been reclassified for comparative purposes with no effect on net earnings.

At December 31, 1997, Lab Holdings' principal asset consists of its 82% ownership of LabOne, Inc. (LabOne), a publicly-traded company.

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

In July 1997, Lab Holdings' Board of Directors declared a dividend to Lab Holdings' shareholders of all shares of common stock of Response owned by Lab Holdings. For each shareholder of record on July 11, 1997, 1.2447625 shares of Response common stock were distributed on July 25, 1997 for each share of Lab Holdings common stock outstanding. The distribution of all shares of Response stock to Lab Holdings' shareholders was effected as a dividend. The Lab Holdings shareholders paid no consideration for any shares of Response stock received in the distribution.

Lab Holdings' investment in Response and Response's earnings are shown as a discontinued business in the accompanying financial statements. See Notes 2 and 15 for additional information.

On March 3, 1997, Lab Holdings distributed to its shareholders all of the outstanding shares of common stock of its wholly-owned subsidiary, SLH Corporation (SLH). For each shareholder of record on February 24, 1997, one share of SLH common stock was distributed for each four shares of Lab Holdings common stock owned. In connection with this distribution and pursuant to a Distribution Agreement between Lab Holdings and SLH, Lab Holdings transferred its real estate and energy businesses and miscellaneous assets and liabilities, including two wholly-owned subsidiaries, Scout Development Corporation (Scout) and BMA Resources, Inc. (Resources), to SLH. The spinoff was accounted for as a dividend.

Under the Distribution Agreement and Assignment, SLH assumed rights and obligations of Lab Holdings with respect to a 1986 lawsuit initiated by Lab Holdings' former insurance subsidiary to recover costs incurred to remove and replace the facade on the former home office building. Pursuant to the Distribution Agreement and Assignment, SLH also assumed from Lab Holdings all contingent tax liabilities and rights to refunds and interest relating to any tax issues raised for the years 1986-1990. Management believes that final resolution of these matters will not have any impact on the financial position or results of operations of Lab Holdings.

In 1992, Lab Holdings' board of directors approved a plan for the discontinuance of real estate. The real estate operations are presented as discontinued in the accompanying consolidated financial statements. See Note 15 for additional information.

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

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include demand deposits in banks, money market investments and overnight investments that are stated at cost, which approximates market value.

Certain highly liquid short-term investments previously designated as trading securities have been reclassified to cash equivalents to more accurately reflect the nature of the investments and to conform with the current year presentation.

INVESTMENT SECURITIES
Investment securities consist of equity securities, debt securities and debt obligations of the United States government and state and political subdivisions. Short-term investments are securities with maturities of less than one year.

The classification of debt and equity securities as trading, available for sale or held to maturity is made at the time of purchase. Trading securities are stated at fair value and unrealized holding gains and losses are included in operations. Marketable equity securities and all debt securities which are classified as available for sale are stated at market value, with unrealized gains and losses, if any, excluded from operations and reported in a separate component of stockholders' equity. Securities which Lab Holdings has the intent and ability to hold to maturity are stated at amortized cost.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair values of all asset and liability financial instruments (for which it is practical to estimate fair values) approximate their carrying amounts at December 31, 1997 and 1996.
Fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. The company calculates the fair value of financial instruments using appropriate market information and valuation methodologies. See note 8 for additional information regarding investments for which it is not practical to estimate fair values.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is recorded at cost with depreciation provided over the useful lives. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the results of operations. See Note 4 for additional information on depreciation.

OIL AND GAS INVESTMENTS
Lab Holdings' oil and gas investments were accounted for using the full cost method. All costs incurred in acquisition and development were capitalized. Depletion was computed on the units of production method based on all proved reserves. All general operating costs were expensed as incurred. The oil and gas investments were included in the net assets distributed to SLH.

INTANGIBLE ASSETS
Goodwill is recorded at acquisition as the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over appropriate periods up to twenty years. On a periodic basis, Lab Holdings estimates the fair value of the business to which goodwill relates in order to ensure that the carrying value of goodwill has not been impaired.

IMPAIRMENT OF LONG-LIVED ASSETS
When facts and circumstances indicate potential impairment, Lab Holdings evaluates the recoverability of carrying values of long-lived assets using estimates of undiscounted future cash flows over remaining asset lives. When impairment is indicated, any impairment loss is measured by the excess of carrying values over fair values. During the fourth quarter of 1997, LabOne decided to dispose of its office and headquarters building and lab facility, which, net of accumulated depreciation, has been classified as real estate available for sale. An impairment loss of approximately $6.6 million related to the anticipated sale was recorded.

DISPOSITIONS
In July 1997, Lab Holdings' Board of Directors declared a dividend to Lab Holdings' shareholders of all shares of common stock of Response owned by Lab Holdings. The distribution of all shares of Response stock to Lab Holdings' shareholders was effected as a dividend. The Lab Holdings shareholders paid no consideration for any shares of Response stock received in the distribution. See Notes 2 and 15 for additional information.

On March 3, 1997, Lab Holdings distributed to its shareholders all of the outstanding shares of common stock of its wholly-owned subsidiary, SLH. The distribution of all shares of SLH stock to Lab Holdings' shareholders was effected as a dividend. The Lab Holdings shareholders paid no consideration for any shares of SLH stock received in the distribution. In connection with this distribution and pursuant to a Distribution Agreement between Lab Holdings and SLH, Lab Holdings transferred its real estate and energy businesses and miscellaneous assets and liabilities, including two wholly-owned subsidiaries, Scout and Resources, to SLH.

Lab Holdings sold its 80.1% owned insurance premium finance subsidiary, Agency Premium Resource, Inc., during the second quarter of 1995. The sale generated an after-tax gain of $1.5 million.

Lab Holdings completed an asset sale by its 79% owned real estate, personal property and sales and use tax consulting subsidiary, Tenenbaum and Associates, Inc., during the second quarter of 1995. This subsidiary then distributed its assets to shareholders and filed for dissolution. The effect of the sale, distribution and dissolution was an after-tax gain of $500,000.

Lab Holdings sold its 80% owned underwriting and policy administration services subsidiary, International Underwriting Services, Inc., during the third quarter of 1995. The sale generated an after-tax gain of $1 million.

Lab Holdings's 74% owned radiopharmaceuticals subsidiary, Pyramid Diagnostic Services, Inc. (Pyramid), entered voluntary bankruptcy in the fourth quarter of 1995 as a result of an adverse judgment in a lawsuit. Lab Holdings fully reserved its investment in this subsidiary and recorded an after-tax loss of $1.2 million. Lab Holdings expects the Pyramid bankruptcy to be finalized in 1998 with no further financial consequences to Lab Holdings.

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

OTHER INCOME/(EXPENSE)
The components of "Other income/(expense)" on the Consolidated
Statements of Operations are as follows:

Year ended December 31,                     1997      1996      1995
----------------------------------------------------------------------
                                                  (In thousands)
Loss on dispositions of subsidiaries    $     --        --     (1,068)
Provision for subsidiary bankruptcy           --        --     (3,382)
Other                                          77      (456)       83
                                           ---------------------------
                                        $      77      (456)   (4,367)
                                           ===========================

EARNINGS PER SHARE
In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which revised the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. SFAS No. 128 became effective for the year ended December 31, 1997. Basic earnings per share is computed using the weighted average number of common shares and diluted earnings per share is computed using the weighted average number of common shares and dilutive stock options. The adoption of this standard did not have any significant impact on the Company's reported earnings per share.


RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," is effective for fiscal years beginning after December 15, 1997. This standard requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for fiscal years beginning after December 15, 1997. Retroactive application will be required. The Company does not expect this statement to have a significant effect on segment disclosures.

No other recently issued accounting standards presently exist which will require adoption in future periods.



NOTE 2 - DISPOSITIONS

On March 3, 1997, Lab Holdings distributed to its shareholders all of the outstanding shares of common stock of its wholly-owned subsidiary, SLH Corporation, on the basis of one share of common stock of SLH for each four shares of Lab Holdings common stock held. In connection with this distribution and pursuant to a Distribution Agreement between Lab Holdings and SLH, Lab Holdings transferred its real estate and energy businesses and miscellaneous assets and liabilities, including two wholly-owned subsidiaries, Scout and Resources, to SLH. The net assets distributed to SLH totaled approximately $47.9 million on the date of distribution and approximately $36 million at December 31, 1996. The spinoff was accounted for as a 1997 dividend.

In April 1996, Lab Holdings loaned $10 million to Response which was converted into 909,090 shares of Response common stock at the election of Lab Holdings in August 1996. In October 1996, Lab Holdings provided to Response a $23.5 million credit facility to finance acquisitions and for working capital. This credit facility was converted into Response common stock in February 1997, increasing Lab Holdings' ownership to approximately 67%.

In July 1997, Lab Holdings' Board of Directors declared a dividend to Lab Holdings' shareholders of all shares of common stock of Response owned by Lab Holdings. For each shareholder of record on July 11, 1997, 1.2447625 shares of Response common stock were distributed on July 25, 1997 for each share of Lab Holdings common stock outstanding. The distribution of all shares of Response stock to Lab Holdings' shareholders was effected as a dividend. The Lab Holdings shareholders paid no consideration for any shares of Response stock received in the distribution.

As a result of the distributions, Lab Holdings' principal asset consists of its stock holdings in LabOne.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

In October 1997, LabOne purchased approximately 54 acres of land at Renner Ridge Corporate Park in Lenexa, Kansas. LabOne is planning to construct a 262,000 square foot facility to house all of its corporate, laboratory and warehouse operations. Construction is expected to be completed in the early part of 1999. This project is expected to cost approximately $27.5 million and is expected to be primarily financed with an industrial revenue bond.

Under the Distribution Agreement and Assignment, SLH assumed the rights and obligations of Lab Holdings with respect to the following legal matter.

In 1986, a lawsuit was initiated in the Circuit Court of Jackson County, Missouri by Lab Holdings' former insurance subsidiary (i.e., Business Men's Assurance Company of America) against Skidmore, Owings & Merrill ("SOM") which is an architectural and engineering firm, and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the removal and replacement costs had been incurred prior to the sale of the insurance subsidiary, Lab Holdings negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment granted in 1992 in favor of Lab Holdings; the Court of Appeals remanded the case to the trial court for a jury trial limited to the question of whether or not the applicable statute of limitations barred the claim. The Appeals Court also set aside $1.7 million of the judgment originally granted in 1992. In July 1996, this case was retried to a judge. On January 21, 1997, the judge entered a judgment in favor of Lab Holdings. The amount of that judgment, together with interest is approximately $5.6 million. Although the judgment has been appealed, counsel for the Company expects that it will be difficult for the defendants to cause the judgment to be reversed. The final outcome is not expected for at least another year. Settlement arrangements with other defendants have resulted in payments to plaintiff which have substantially offset legal fees and costs to date of approximately $502,000. Future legal fees and costs can not reliably be estimated. Pursuant to the Distribution Agreement, this matter was assigned to SLH Corporation.

In the opinion of management, after consultation with legal counsel and based upon current available information, this lawsuit is not expected to have a material adverse impact on the consolidated financial position or results of operations of Lab Holdings.

Pursuant to the Distribution Agreement, SLH assumed from Lab Holdings all of the contingent tax liabilities described below and acquired all rights to refunds, plus any interest related to these tax years. SLH also assumed all contingent liabilities and refunds related to any issues raised for the years 1986-1990 whose resolution may extend to tax years beyond the 1990 tax year.

Lab Holdings received notices of proposed adjustments (Revenue Agent's Reports) from the Internal Revenue Service (IRS) with respect to 1986-1990 federal income taxes. These notices claimed total federal income taxes due for the entire five year period in the approximate net amount of $13,867,000, exclusive of interest thereon.

Lab Holdings filed protests regarding the 1986-1990 notices of proposed adjustments. In 1997, Lab Holdings received a formal agreement to the issues and the final tax computation from the IRS. The agreement provides for a tax refund to SLH of approximately $5.5 million net of interest costs. The agreement was approved by Congress' Joint Committee on Taxation in January 1998.

In December 1996, the California state auditor sent Lab Holdings an audit report covering the 1987-1989 taxable years. The State of California has determined to include, as a "unitary taxpayer," all majority owned non-life insurance subsidiaries and joint ventures of Lab Holdings. During 1997, the California Franchise Tax Board sent a notice of taxes and interest due for the 1987-1989 years of approximately $1.8 million, which was paid. Pursuant to the Distribution Agreement, SLH Corporation assumed all potential tax liabilities and interest thereon regarding the California audit for the 1987-1989 tax years.



NOTE 4 - PROPERTY, PLANT AND EQUIPMENT AND ACCOUNTS AND NOTES
RECEIVABLE

A summary of property, plant and equipment is as follows:
                                      Rate of          December 31,
                                   Depreciation       1997     1996
                                  ------------------------------------
                                                      (In thousands)
Property, plant and equipment         3% - 33%    $   43,956   55,318
Less accumulated depreciation                         33,515   37,947
                                                    -----------------
                                                  $   10,441   17,371
                                                    =================

A summary of accounts and notes receivable is as follows:
                                                       December 31,
                                                      1997     1996
                                                    -----------------
                                                      (In thousands)
Accounts receivable                               $   13,626   11,346
Note receivable                                          --       261
Allowance for doubtful accounts                       (1,018)  (1,022)
                                                    -----------------
                                                  $   12,608   10,585
                                                    =================

The interest rate on the note receivable was 6.7% in 1996.



NOTE 5 - SEGMENT DATA

The following table shows segment information from continuing operations:

Year ended December 31,               1997         1996         1995
---------------------------------------------------------------------
                                              (In thousands)
REVENUES:
  Insurance                      $   61,998       50,801       55,862
  Healthcare                         16,928        8,631       12,112
  Other                                 --         2,446        7,272
                                   ----------------------------------
    Total revenues               $   78,926       61,878       75,246
                                   ==================================
OPERATING EARNINGS (LOSS):
  Insurance                      $   17,035       11,138       10,987
  Healthcare                         (9,238)      (9,203)     (11,663)
  Other                                 --          (431)      (3,858)
  General corporate expenses         (5,774)      (4,725)      (7,037)
  Investment income                   4,671        5,004        4,119
  Other income (expense)             (6,355)        (612)        (311)
  Interest expense                      (11)      (1,044)        (107)
                                   ----------------------------------
  Earnings (loss) before income taxes
    and minority interests              328          127       (7,870)
  Income taxes                       (7,778)      (3,801)       6,563
  Minority interests                   (405)        (552)        (519)
                                   ----------------------------------
    Loss from continuing
      operations                 $   (7,855)      (4,226)      (1,826)
                                   ==================================

IDENTIFIABLE ASSETS:
  Insurance                      $   32,848       34,543       36,716
  Healthcare                          8,507        7,345        6,598
  Net assets of discontinued
    healthcare business                 --        48,432       15,362
  Net assets of discontinued
    real estate operations              --        30,466       42,215
  Other                              33,431       75,997       97,127
                                   ----------------------------------
    Total identifiable assets    $   74,786      196,783      198,018
                                   ==================================

Operating earnings (loss) are revenues less expenses other than corporate and interest expense, net of intersegment transactions. Depreciation and amortization amounts for 1997, 1996 and 1995 were $4,329,000, $6,982,000 and $6,854,000, respectively. Goodwill amortization for 1997, 1996 and 1995 was $1,948,000, $1,778,000 and
$3,338,000, respectively. Capital expenditures and depreciation and amortization expense for the significant segments are as follows:

                                      1997         1996         1995
                                   ----------------------------------
                                              (In thousands)
Capital Expenditures:
  Insurance                      $    3,308        2,558        1,356
  Healthcare                          1,415          668        1,783
  General corporate                   2,553          --           --

Depreciation and amortization:
  Insurance                      $    4,658        3,977        4,821
  Healthcare                          1,585        1,510        2,772



NOTE 6 - INCENTIVE STOCK OPTION PLAN

Lab Holdings has a Directors' Stock Option Plan which provides for the granting of non-qualified stock options for not more than 90,000 shares of the Company's common stock. The plan entitles each director to purchase 15,000 shares at the fair market value at the date of grant. All options have ten year terms and become exercisable as follows: one-third on the first, second and third year anniversary dates of the grant. During 1997, options for 60,000 shares were granted.

During 1997, Lab Holdings terminated three Stock Option Plans which had provided for Qualified and Nonqualified Stock Options, Stock Appreciation Rights (SAR's) and restricted stock awards to key employees and directors. The plans entitled the grantee to purchase shares at prices ranging from 75% to 110% of the fair market value at date of grant during terms up to ten years. All options were awarded at 100% of fair market value. SAR's entitled the holder to elect to receive the appreciated value in cash. Restricted stock awards were rights to receive or retain shares in payment of compensation earned or to be earned.

Additionally, Lab Holdings maintained a Stock Purchase Plan under which each participant's contribution was matched at a rate of 50%. Lab Holdings common stock was purchased on the open market each month. Of the 100,000 shares registered under this plan, 62,904 shares were eligible for issuance at December 31, 1996. During 1997, 3,121 shares were issued and this plan was terminated.

The Company accounts for stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations (APB 25). As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Effective December 31, 1995, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," (FAS 123) which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternately, FAS 123 allows entities to continue to apply the provisions of APB 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of FAS 123.

A summary of the status of the Company's stock option plan as of December 31, 1997, 1996 and 1995 and changes during the years then ended is presented below:

                                           Weighted          Options
                            Number of       Average        Exercisable
                              Shares     Exercise Price    at Year-end
---------------------------------------------------------------------
Outstanding
  December 31, 1994          575,263         23.055          552,422
Exercised                    392,263         23.509
                            --------
Outstanding
  December 31, 1995          183,000         28.368          173,665
Exercised                    112,915         26.539
Terminated or forfeited        1,500         29.250
                            --------
Outstanding
  December 31, 1996           68,585         31.359           68,585
Granted                       60,000         26.500
Exercised                    (68,585)        32.817
                            --------
Outstanding
  December 31, 1997           60,000         26.500              --
                            ========


The following table summarizes information about stock options at December 31, 1997.

                  Options outstanding             Options Exercisable
               -------------------------------   ---------------------
                         Weighted
                          Average     Weighted                Weighted
                         Remaining    Average                  Average
Exercise      Number    Contractual   Exercise     Number     Exercise
 Price      Outstanding  Life (yrs)    Price     Exercisable    Price
--------  ------------------------------------   ---------------------
$26.50        60,000       10.00      $26.50          --          --


The difference between the per share exercise price and the cost per share of the treasury stock issued for stock options exercised increased paid-in capital by $24,000 in 1997 and $1,000 in 1996.

The weighted-average per share fair value of stock options granted during 1997 was $6.08 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 4.5%, risk-free interest rate of 5.5%, expected volatility factor of 33.7% and an expected life of four years.

Since the Company and its subsidiary, LabOne, apply APB 25 in accounting for their plans, no compensation cost has been recognized for stock options in the financial statements. Had the Company and LabOne recorded compensation cost based on the fair value at the grant date for the stock options under SFAS 123, the Company's pro forma net loss would have been $10,599,000, $5,157,000 and $7,407,000 in 1997,
1996 and 1995, respectively. Pro forma basic and diluted earnings per share would have been $1.63, $.79 and $1.15 in 1997, 1996 and 1995, respectively.

Pro forma net earnings reflect only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net earnings amounts presented above because compensation costs are reflected over the options' vesting period of five years for the 1997, 1996 and 1995 options. Compensation cost for options granted prior to January 1, 1995 is not considered.

NOTE 7 - LEASE COMMITMENTS

Included with the assets and liabilities transferred to SLH in the Distribution were several operating leases for office space and equipment. LabOne has several noncancelable operating leases, primarily for land and buildings, and other commitments that expire through 2000. Rental expense for these operating leases during 1997, 1996 and 1995 amounted to $529,000, $1,175,000 and $1,323,000, respectively. Because of the relocation of LabOne's facilities, the warehouse lease, with scheduled lease payments of $125,000 in 1998, has been renewed through February 1999 and is not expected to be renewed thereafter.

Future minimum lease payments and other commitments under these agreements as of December 31, 1997 are as follows:

                               Year          Amount
                              -------------------------
                                         (In thousands)
                               1998          $  425
                               1999             222
                               2000             120



NOTE 8 - INVESTMENT SECURITIES

A summary of investment securities information relating to quoted market values and holding gains and losses at December 31, 1997 and 1996 is in the following table.

                                       Amount at
                                         Which
               Amortized    Market      Shown in
                 Cost       Value       Balance      Holding   Holding
                                         Sheet        Gains     Losses
----------------------------------------------------------------------
                                     (In thousands)
December 31, 1997
-----------------

Held to Maturity
----------------
Obligations of states
  and political
  subdivisions $    502          501          502        --          1
Canadian
  government
  notes             703          703          703        --         --
                ------------------------------------------------------
               $  1,205        1,204        1,205        --          1
                ======================================================

At December 31, 1997, all debt securities will mature within one year.


December 31, 1996
-----------------

Available for Sale
------------------
Preferred
  stock        $  3,515        3,515        3,515        --         --
                ======================================================

Held to Maturity
----------------
Obligations of states
  and political
  subdivisions $  2,506        2,500        2,506        --        (6)
Canadian
  government
  notes             746          746          746        --         --
                ------------------------------------------------------
               $  3,252        3,246        3,252        --        (6)
                ======================================================

Information about proceeds from sales of available for sale securities and the gross realized gains and losses on those sales is summarized in the following table. Cost is determined by specific identification for computing realized gains and losses.

Year ended December 31,                1997         1996         1995
----------------------------------------------------------------------
                                              (In thousands)
  Proceeds                        $   4,365            3           83
                                    ==================================
  Gross realized gains            $   3,015          --            34
                                    ==================================
  Gross realized losses                 --           (1)           (3)
                                  $ ==================================

Trading securities primarily include United States treasury securities and common stock and totaled approximately $1.4 million and $4 million at December 31, 1997 and 1996, respectively. The changes in net unrealized holding gains and losses on trading securities that have been included in operations are losses of $213,000, $7,000 and $485,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Included in the preferred stock available for sale at December 31, 1996 was an investment in Oclassen Pharmaceuticals, Inc. with a carrying value of $2.5 million. Oclassen was a privately owned pharmaceutical manufacturer which entered into an agreement and plan of merger with a wholly-owned subsidiary of Watson Pharmaceuticals, Inc. (Watson), a publicly traded company. The merger was approved by stockholders on February 26, 1997 and resulted in Lab Holdings owning approximately 184,000 shares of Watson. Lab Holdings sold 100,000 shares of Watson on February 28, 1997 resulting in a gain of $3 million. The remaining 84,000 shares were transferred to SLH as part of the Distribution. The other preferred stock investment at December 31, 1996 was Norian Corporation, a privately owned developer of proprietary bone substitute technology with a carrying value of $1,015,000. There was no public market for this investment and it also was transferred to SLH as part of the Distribution.

At December 31, 1997, based on the market price of publicly traded shares of LabOne, the Company's 82% owned subsidiary, pretax unrealized gains of approximately $138 million ($21.27 per share) on this investment were not reflected in either Lab Holdings' book value or stockholders' equity.



NOTE 9 - INCOME TAXES

Lab Holdings and those subsidiaries that are eligible file a consolidated U.S. federal income tax return.

During 1995, Lab Holdings generated approximately $6.6 million, in current capital losses that exceeded capital gains. In 1997, Lab Holdings utilized approximately $5 million of these losses after netting current year capital gains and losses. The remaining losses expire in the year 2001. When it becomes more likely than not that a deferred tax asset will not be realized, a valuation allowance is accrued against that deferred tax asset.

The components of the provision (benefit) for income taxes on income from continuing operations are as follows:

Year Ended December 31,               1997         1996         1995
---------------------------------------------------------------------
                                              (In thousands)
Current:
  Federal                        $   (1,372)       1,722       (1,785)
  State                                 637        1,150          186
  Foreign                               306          259          170
                                   ----------------------------------
                                       (429)       3,131       (1,429)
                                   ----------------------------------
Deferred:
  Federal                             7,718          104       (4,203)
  State                                 486          434       (1,025)
  Foreign                                 3          132           94
                                   ----------------------------------
                                      8,207          670       (5,134)
                                   ----------------------------------
                                 $    7,778        3,801       (6,563)
                                   ==================================

The reconciliation of income tax attributable to continuing operations computed at the federal statutory tax rate (34%) to income tax expense (benefit) is as follows:

Year Ended December 31,               1997         1996         1995
---------------------------------------------------------------------
                                              (In thousands)
Computed expected tax
  expense(benefit)               $      111           43       (2,676)
State income taxes, net of federal
  benefit and state valuation
    allowance changes                   741        1,045         (564)
Goodwill amortization                   664          604        1,118
Tax exempt interest and dividends       (19)         (45)        (137)
Tax benefits not available for
  subsidiary losses                      --          276          309
Losses on sale of subsidiaries           --           --       (4,239)
Deferred tax on unremitted earnings
  of foreign subsidiaries                --           --          175
Foreign taxes on repatriation of
  foreign source income                  --          219           --
Other, net                             (324)        (171)        (518)
Increase in federal valuation
  allowance, and write-off of
  deferred tax assets                 6,533        1,716           --
Utilization of federal net
  operating loss                         --           --         (115)
Foreign tax in excess of U.S. rate       72          114           84
                                   ----------------------------------
Actual income tax expense
  (benefit)                       $   7,778        3,801       (6,563)
                                   ==================================

The significant components of deferred income tax assets and liabilities are as follows:

December 31,                                       1997         1996
---------------------------------------------------------------------
                                                      (In thousands)
Current deferred income tax assets (liabilities):
Valuation allowances on
  investments and real estate                   $  2,654           14
Allowance on accounts receivable                     380          402
Excess book expense accruals                         341          513
State income tax deficiency                           --          248
Interest accrual on state income tax                  --          382
Other                                                 11          516
State net operating loss
  carryforwards                                       --        1,017
                                                ---------------------
Gross current deferred income
  tax assets                                       3,386        3,092
Current valuation allowance                           --         (931)
                                                ---------------------
Net current deferred income
  tax assets                                       3,386        2,161
                                                ---------------------

Non-current deferred income tax assets (liabilities):
Valuation allowances                                  --        2,114
Excess book (tax) expense accruals                    --          408
Excess book (tax)partnership expenses                 --          192
Excess book (tax) oil and gas expenses                --          519
Excess book (tax) depreciation and
  amortization                                       386          238
Alternative minimum tax credit                       577          293
Other                                                (81)          (7)
Federal capital loss carryforwards                   431        2,953
Federal net operating loss
  carryforwards                                      524        1,050
State net operating loss
  carryforwards & capital losses                   1,399          254
                                                ---------------------
Gross non-current deferred
  income tax assets                                3,236        8,014
Valuation allowance for non-current
  deferred income tax assets                      (2,378)      (2,494)
                                                ---------------------
Net non-current deferred
  income tax assets (liabilities)                    858        5,520
                                                ---------------------
Net deferred income tax
  assets (liabilities)                        $    4,244        7,681
                                                =====================


The valuation allowance as of January 1, 1996 was approximately
$1,178,000. The valuation allowance increased during 1996 by $2,247,000 and decreased during 1997 by approximately $1,047,000.



NOTE 10 - INTANGIBLE ASSETS

The cost and accumulated amortization of intangible assets are as follows:

December 31,                                        1997        1996
----------------------------------------------------------------------
                                                      (In thousands)
Goodwill - excess of cost over fair value
    of net assets acquired                      $   27,070      24,246
Less accumulated amortization                       14,229      12,558
                                                  --------------------
                                                    12,841      11,688
                                                  --------------------
Laboratory patent, antibodies, antigens,
    and nicotine screens                             8,000       8,000
Less accumulated amortization                        7,783       7,261
                                                  --------------------
                                                       217         739
                                                  --------------------
Intangible assets, net of accumulated
  amortization                                  $   13,058      12,427
                                                  ====================

Effective January 30, 1997, LabOne acquired certain assets, including customer lists, of GIB Laboratories, Inc., a subsidiary of Prudential Insurance Company of America, for $4.8 million. Concurrently, Prudential's Individual Insurance Group agreed to use LabOne as its exclusive provider of risk assessment testing services. The excess costs over fair value of GIB Laboratories, Inc. assets acquired was $4.1 million.

Any excess of the cost over the fair value of the net assets purchased is being amortized on a straight line basis over 15 to 20 years. The laboratory patent process is being amortized over 184 months from date of acquisition.



NOTE 11 - FOREIGN OPERATIONS

The following summarizes financial information for LabOne's wholly-owned Canadian subsidiary, Lab One Canada Inc.:

Year ended December 31,                   1997        1996       1995
----------------------------------------------------------------------
                                                 (in thousands)

     Revenues                            $6,565       6,380      6,224
     Operating earnings                     645         719        289
     Total assets                         3,193       2,668      5,747



NOTE 12- EARNINGS PER SHARE

There were no adjustments to the loss available to common stockholders used in the computation of basic and diluted loss per share for all years presented.

The weighted average common shares outstanding were used to calculate both the basic and diluted loss per share because of the Company's loss from continuing operations for all years presented. The computation of diluted loss per share did not assume the exercise of employee stock options because to include the common share equivalents would have been antidilutive. Common share equivalents would have been 1,459, 10,939 and 57,291 for 1997, 1996 and 1995, respectively.



NOTE 13- RELATED PARTY TRANSACTIONS

The Company has entered into an agreement with SLH whereby SLH will provide accounting and administrative services and record storage space for Lab Holdings. Under this agreement, Lab Holdings will pay $75,000 annually for these services and storage space.

During 1997, Lab Holdings purchased certain common stock investments for its trading portfolio for a total purchase price of approximately $1.2 million. At the same time, SLH sold an identical number of shares of these securities. These sales were accomplished through stock brokers at market rates.



NOTE 14 - BENEFIT PLANS

Effective December 31, 1996, Lab Holdings terminated its 401(k) savings plan and its money purchase pension plan. Lab Holdings and participating subsidiaries made matching contributions to the 401(k) savings plan of $43,000 for 1996 and $109,000 for 1995. Matching contributions to the money purchase pension plan by Lab Holdings and participating subsidiaries were $100,000 for 1996 and $143,000 for 1995.

In 1997, Lab Holdings terminated its stock purchase plan. Matching contributions for this plan amounted to $32,000, $44,000 and $39,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

LabOne maintains a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. LabOne also has a defined contribution plan. LabOne contributed $1,980,000, $1,769,000 and $1,675,000 to the plans for the years ended December 31, 1997, 1996 and 1995, respectively.



NOTE 15- DISCONTINUED OPERATIONS

Operations of Discontinued Healthcare Business

In July 1997, Lab Holdings' Board of Directors declared a dividend to Lab Holdings' shareholders of all shares of common stock of Response owned by Lab Holdings. Therefore, the activities of Response have been presented as discontinued operations.

A summary of the discontinued healthcare business follows:

                          Seven Months Ended   Year Ended December 31,
                             July 31, 1997        1996         1995
---------------------------------------------------------------------
                                              (In thousands)

Revenues                    $   50,007           67,353       44,298
                               =====================================
Earnings before income tax  $    1,579              931        1,078
Income tax                       3,921              249          --
                               -------------------------------------
Net earnings (loss)         $   (2,342)             682        1,078
                               =====================================

Net Assets of the Discontinued Healthcare Business

A summary of the net assets of the discontinued healthcare business follows:

                                                    December 31, 1996
---------------------------------------------------------------------
                                                       (In thousands)
Assets
  Current assets                                       $   31,718
  Management service agreements                           101,963
  Other non-current assets                                 13,306
                                                          -------
   Total assets                                           146,987
                                                          -------

Liabilities
  Current liabilities                                      16,674
  Notes payable                                            39,611
  Deferred tax liability                                   25,127
  Other non-current liabilities                               498
  Minority interests                                       16,645
                                                          -------
  Total liabilities                                        98,555
                                                          -------
Net Assets                                             $   48,432
                                                          =======


Operations of Discontinued Real Estate Segment

In 1992, Lab Holdings' board of directors approved a plan to discontinue real estate operations. On March 3, 1997, Lab Holdings transferred its real estate assets to its wholly-owned subsidiary, SLH Corporation, in connection with the distribution of all of the outstanding shares of SLH to Lab Holdings shareholders.

A summary of discontinued real estate operations follows:

Year Ended December 31,                            1996         1995
---------------------------------------------------------------------
                                                     (In thousands)

Revenues                                      $   16,365       11,486
                                                 ====================
Loss                                              (2,200)     (10,000)
Income tax benefits                                 (748)      (3,400)
                                                 --------------------
Net loss                                      $   (1,452)      (6,600)
                                                 ====================

Net Assets of Discontinued Real Estate Segment

A summary of the net assets of the discontinued real estate operations follows:

                                                     December 31, 1996
----------------------------------------------------------------------
                                                        (In thousands)
Assets
  Current assets                                        $      264
  Real estate - current                                      1,223
  Real estate - non-current                                 24,202
  Other non-current assets                                   6,645
                                                           -------
   Total assets                                             32,334
                                                           -------

Liabilities
  Current liabilities                                        1,868
                                                           -------
Net Assets                                              $   30,466
                                                           =======

Included in current liabilities is a note payable of $1.2 million. The Company was also obligated under recourse debt (with an unpaid balance of $6,170,000 at December 31, 1996) of an affiliate accounted for on the equity method.



NOTE 16- QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized 1997 quarterly financial data is as follows:

                             Mar. 31,   Jun. 30,   Sep. 30,   Dec. 31,
Quarter Ended                  1997       1997       1997       1997
----------------------------------------------------------------------
                              (In thousands except per share amounts)

Revenues                   $  17,740     20,308     19,728     21,150
                             ========================================

Earnings (loss) from
  continuing operations    $  (2,821)    (4,286)     1,333     (2,081)
Earnings (loss) from
  discontinued healthcare
  business                       604     (2,946)       --         --
                             ----------------------------------------
Net earnings (loss)        $  (2,217)    (7,232)     1,333     (2,081)
                             ========================================

Basic and diluted earnings (loss) per share:
Earnings (loss) from
  continuing operations    $    (.43)      (.66)       .21       (.32)
Earnings (loss) from
  discontinued healthcare
  business                       .09       (.45)        --         --
                             ----------------------------------------
Net earnings (loss)        $    (.34)     (1.11)       .21       (.32)
                             ========================================

Cash dividends paid
  per share                $     .30        .30        .30        .30
                             ========================================
Stock prices:
  High                     $  42 1/8     35 3/4     35 3/4     26 1/2
  Low                      $  32 1/2     31 3/4     23         20


Summarized 1996 quarterly financial data is as follows:

                             Mar. 31,   Jun. 30,   Sep. 30,   Dec. 31,
Quarter Ended                  1996       1996       1996       1996
----------------------------------------------------------------------
                              (In thousands except per share amounts)

Revenues                   $  13,294     15,837     15,406     17,341
                             ========================================

Earnings (loss) from
  continuing operations    $    (321)      (163)       284     (4,026)
Earnings (loss) from
  discontinued healthcare
  business                       207        349        413       (287)
Loss from discontinued real
  estate operations              --         --         --      (1,452)
                             ----------------------------------------
Net earnings (loss)        $    (114)       186        697     (5,765)
                             ========================================

Basic and diluted earnings (loss) per share:
Earnings (loss) from
  continuing operations    $    (.05)      (.02)       .04       (.62)
Earnings (loss) from
  discontinued healthcare
  business                       .03        .05        .07       (.05)
  Loss from discontinued real
    estate operations             --         --         --       (.22)
                             ----------------------------------------
Net earnings (loss)        $    (.02)       .03        .11       (.89)
                             ========================================

Cash dividends paid
  per share                $     .30        .30        .30        .30
                             ========================================
Stock prices:
  High                     $  38         39 1/2     37 3/4     39 1/2
  Low                      $  33 1/2     36         33 1/2     33 7/8

The 1996 fourth quarter loss includes a $750,000 accrual for estimated state income tax and $1 million of estimated interest expense as a result of a California franchise tax audit of prior years. Also included in the 1996 fourth quarter loss is a net increase in deferred income tax valuation allowances of $1.7 million.

Stock prices shown above have not been adjusted to reflect effects of the SLH and Response distributions. See Note 15 for a description of discontinued operations which affected the results of operations for the quarters shown above. Quarterly earnings (loss) per share amounts may not add to the annual earnings (loss) per share amounts due to the effect of common stock equivalents and the timing of treasury stock purchases and net earnings (loss).



                   LAB HOLDINGS, INC. AND SUBSIDIARIES
                              Schedule II
             Valuation and Qualifying Accounts and Reserves
-------------------------------------------------------------------
                                  Additions
                              -----------------
                              Charged   Charged
                  Balance at  to Costs to Other             Balance at
                   Beginning    and    Accounts-              End of
Description        of Year    Expenses Describe  Deductions*   Year
----------------------------------------------------------------------
                                  (In thousands)
Year ended December 31, 1997
Accounts and notes receivable -
    allowance for
    doubtful
    accounts       $ 1,022      571      --           575      1,018

Year ended December 31, 1996
Accounts and notes receivable -
    allowance for
    doubtful
    accounts       $ 1,234      717      --           929      1,022

Year ended December 31, 1995
Accounts and notes receivable -
    allowance for
    doubtful
    accounts       $   702      830      --           298      1,234



* Uncollectible accounts written-off