Form 10-K405/A
period 1997-12-31
LAB HOLDINGS INC
filed 1998-04-06
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C.  20549
                             FORM 10-K/A
                          (Amendment No. 1)
(Mark One)
   X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------ EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997

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

Net cash provided by operations totaled $8.1 million in 1997 compared with $12.5 million in 1996. During 1997, the loss from continuing operations included non-cash items of $6.3 million for depreciation and amortization and a $6.6 million provision by LabOne for loss on anticipated disposal of assets. The 1997 funds provided additionally reflect a decrease in trading portfolios of $2.6 million, a $3 million increase in accounts receivable, a net change in income taxes and other of $3.5 million and $425,000 of net cash used by discontinued healthcare and real estate operations. During 1996, the loss from continuing operations included a non-cash item of $8.8 million for deprecation and amortization. The 1996 funds provided additionally reflect a decrease in trading portfolios of $19.3 million, a $1.5 million decrease in accounts receivable, a net change in income taxes and other of $9.6 million and $23 million of net cash used by discontinued healthcare and real estate operations. The discontinued healthcare business used $32.1 million for the acquisition of physician practices and discontinued real estate operations provided $9.1 million.

Net cash used by investing activities totaled $11.8 million in 1997 primarily representing LabOne's net additions to property, plant and equipment and intangibles on its purchase of the assets and customer list of GIB Laboratories, Inc. and purchases supporting expanded laboratory capacity. Net cash provided by investing activities in 1996 totaled $3.9 million reflecting a net decrease in long-term investments of $7.6 million partially offset by $3.3 million in additions to property, plant and equipment.

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



TRENDS

The following is an analysis of certain existing trends that have been identified as potentially affecting the future financial results. Due to the potential for a rapid rate of change in any number of factors associated with the insurance and healthcare laboratory testing industries, it is difficult to quantify with any degree of certainty LabOne's future volumes, sales or net earnings.

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

See Cross Reference Sheet, "Documents Incorporated by Reference."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See Cross Reference Sheet, "Documents Incorporated by Reference."



      Cross Reference Sheet To Documents Incorporated By Reference

Item 10. Directors and Executive        Proxy Statement relating to
         Officers of the Company        Annual Meeting of Shareholders
                                        to be held May 14, 1998, under
                                        the caption "Election of
                                        Directors - Nominees and
                                        Directors whose terms expire
                                        in 1999 and 2000."

Item 11. Executive Compensation         Proxy Statement relating to
                                        Annual Meeting of Shareholders
                                        to be held  May 14, 1998,
                                        under the captions "Election
                                        of Directors - Compensation of
                                        Executive Officers."

Item 12. Security Ownership of          Proxy Statement relating to
         Certain Beneficial             Annual Meeting of Shareholders
         Owners and Management          to be held May 14, 1998, under
                                        the captions "Election of
                                        Directors - Security Ownership
                                        of Management and Security
                                        Ownership of Certain
                                        Beneficial Owners."

Item 13. Certain Relationships          Proxy Statement relating to
         and Related                    Annual Meeting of Shareholders
         Transactions                   to be held May 14, 1998, under
                                        the caption "Election of
                                        Directors - Certain
                                        Transactions."



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

    10.1 Registrant's 1997 Directors' Stock Option Plan effective September 17, 1997.***

    10.2 Form of Option Agreement with directors under the Directors' Stock Option Plan.***

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

    10.12 Sublease and Services Agreement, dated as of June 1, 1997, between Registrant and SLH Corporation.

    11 Statement regarding computation of per share earnings - see Note l of Notes to Consolidated Financial Statements,
           "Earnings Per Share."

    13     Financial Statements listed under Item 14(a)(1).

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




                                                 Exhibit 13

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

The Lab Holdings shareholders paid no consideration for any shares of Response or SLH stock received in the distributions. As a result of the distributions, Lab Holdings' principal asset consists of its stock holdings in LabOne.

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