Form 10-Q
period 1998-03-31
LAB HOLDINGS INC
filed 1998-05-15
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q



          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        -----              SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1998

        -----  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ____________ to ____________


                        Commission file number 0-16946


                                LAB HOLDINGS, INC.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)


                     Missouri                              43-1039532
           -------------------------------            ------------------
           (State or other jurisdiction of             (I.R.S. Employer
            incorporation or organization)            Identification No.)


                  P.O. Box 7568
           5000 W. 95th Street, Suite 260
               Shawnee Mission, KS                            64141
          --------------------------------              ----------------
             (Address of principal                          (Zipcode)
               executive offices)

       Registrant's telephone number, including area code (913) 648-3600
                                                          --------------

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
Number of shares outstanding of only class of Registrant's common stock as of
May 8, 1998:   $1 par value common - 6,489,103


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
--------------------------------------------------------------------------
                                                (unaudited)
                                                  March 31,    December 31,
                                                    1998           1997
--------------------------------------------------------------------------
                                                       (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                     $   15,430        22,129
  Short-term investments                             6,524         2,648
  Accounts and notes receivable                     15,423        12,608
  Current income taxes                                 339         1,400
  Inventories                                        1,894         2,203
  Real estate available for sale                     3,515         3,515
  Prepaid expenses and other current assets          2,418         2,459
  Deferred income taxes                              3,334         3,386
                                                  ----------------------
      Total current assets                          48,877        50,348
Property, plant and equipment                       11,335        10,441
Intangible assets                                   12,435        13,058
Deferred income taxes                                  825           858
Other assets                                            80            81
                                                  ----------------------
                                                $   73,552        74,786
                                                  ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $    4,339         3,367
  Accrued payroll and benefits                       2,979         4,530
  Other accrued expenses                               550           423
  Other current liabilities                            248           303
                                                  ----------------------
      Total liabilities                              8,116         8,623
                                                  ----------------------
Minority interests                                   9,479         9,476
                                                  ----------------------
Stockholders' equity:
  Preferred stock of $1 par value.
    Authorized 3,000,000 shares; none issued           --            --
  Common stock of $1 par value.
    Authorized 24,000,000 shares;
    issued 7,500,000 shares                          7,500         7,500
  Paid-in capital                                    1,772         1,772
  Retained earnings                                 77,365        78,103
  Accumulated other comprehensive income (loss)       (536)         (544)
                                                  ----------------------
                                                    86,101        86,831
  Less cost of 1,010,897 shares of treasury stock   30,144        30,144
                                                  ----------------------
      Total stockholders' equity                    55,957        56,687
                                                  ----------------------
                                                $   73,552        74,786
                                                  ======================


See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.




LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements Of Operations
----------------------------------------------------------------------------
                                                    (unaudited)
                                                Three months ended
                                                      March 31,
                                                 1998          1997
----------------------------------------------------------------------------
                                         (in thousands except share amounts)

Sales                                       $   23,333        17,740
Cost of sales                                   12,959         9,450
                                               ---------------------
  Gross profit                                  10,374         8,290

Selling, general and administrative              7,859         8,446
                                               ---------------------
  Earnings (loss) from operations                2,515          (156)

Investment income - net                            367         3,805
Other income (expense)                             (1)           112
                                               ---------------------
  Earnings before income taxes                   2,881         3,761
Income taxes                                     1,304         6,314
                                               ---------------------
  Earnings (loss) before minority interests      1,577        (2,553)
Minority interests                                 369           268
                                               ---------------------
  Earnings (loss) from
    continuing operations                        1,208        (2,821)
Earnings from discontinued healthcare business     --            604
                                               ---------------------
  Net earnings (loss)                       $    1,208        (2,217)
                                               =====================
Basic earnings (loss) per share
  Earnings (loss) from
    continuing operations                   $      .19          (.43)
  Earnings from discontinued
    healthcare business                             --           .09
                                               ----------------------
    Net earnings (loss)                     $      .19          (.34)
                                               ======================

Diluted earnings (loss) per share
  Earnings (loss) from
    continuing operations                   $      .18          (.43)
  Earnings from discontinued
    healthcare business                             --           .09
                                               ----------------------
    Net earnings (loss)                     $      .18          (.34)
                                               ======================

  Dividends                                 $      .30           .30
  Book value                                $     8.62         18.78

Weighted average shares outstanding           6,489,103    6,487,238
Shares outstanding end of period              6,489,103    6,489,103


See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.




LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity and Comprehensive Income Three Months Ended March 31, 1998 (unaudited)
---------------------------------------------------------------------------
                                            Comprehensive     Stockholders'
                                                Income           Equity
---------------------------------------------------------------------------
                                                    (in thousands)
Common stock:
  Balance, beginning and end of period       $                      7,500
                                                                 --------

Paid-in capital:
  Balance, beginning and end of period                              1,772
                                                                 --------
Retained earnings:
  Balance, beginning of year                                       78,103
  Net earnings                                   1,208              1,208
  Cash dividends paid                         --------             (1,946)
                                                                 --------
  Balance, end of period                                           77,365
                                                                 --------
Accumulated other comprehensive income (loss)
  Balance, beginning of year                                         (544)

  Foreign currency translation                       8
  Tax expense                                        -
                                              --------
                                                     8                  8
                                              --------           --------
  Balance, end of period                                             (536)
                                                                 --------

Less:
  Treasury stock:
  Balance, beginning and end of period                             30,144
                                                                 --------

    Totals                                   $   1,216             55,957
                                              ========           ========


See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
------------------------------------------------------------------
                                                    (unaudited)
                                                Three Months Ended
                                                     March 31,
                                                 1998       1997
------------------------------------------------------------------
                                                  (In thousands)

OPERATING ACTIVITIES
Earnings (loss) from continuing operations  $    1,208     (2,821)
Adjustments to reconcile earnings(loss)
  from continuing operations to net cash
  provided by continuing operations:
    Depreciation and amortization                1,452      1,498
    Earnings applicable to minority interests      369        268
    Change in trading portfolio, net              (109)     4,088
    Change in accounts receivable               (2,816)    (2,301)
    Change in accounts payable                     972       (227)
    Income taxes and other, net                     19      3,905
                                              -------------------
      Net cash provided by continuing
        operations                               1,095      4,410
      Net cash used by discontinued
        healthcare business                        --      (1,006)
      Net cash provided by discontinued
        real estate operations                     --         581
                                              -------------------
      Total cash provided by operations          1,095      3,985
                                              -------------------

INVESTING ACTIVITIES
Sales of investments available for sale            --       1,350
Purchases of investments held to maturity       (4,467)    (7,713)
Maturities of investments held to maturity         702        732
Additions to property, plant
  and equipment, net                            (1,725)    (1,174)
Acquisition of assets                              --      (4,121)
Other, net                                        (367)    (2,748)
                                              -------------------
  Net cash used by investing activities         (5,857)   (13,674)
                                              -------------------
FINANCING ACTIVITIES
Regular quarterly dividends paid                (1,946)    (1,947)
Cash portion of SLH dividend                       --     (19,590)
Net issuance of treasury stock pursuant to
  stock option plans                               --          (7)
                                              -------------------
  Net cash used by financing activities         (1,946)   (21,544)
                                              -------------------
Effect of foreign currency translation               9        (13)
                                              -------------------
Net decrease in cash and cash equivalents       (6,699)   (31,246)
Cash and cash equivalents at
  beginning of period                           22,129     53,328
                                              -------------------
Cash and cash equivalents at end of period  $   15,430     22,082
                                              ===================
Supplemental disclosures of cash flow information:
 Cash paid (received) during the year for:
  Interest                                  $      --         --
                                              ===================
  Income taxes, net                         $      109        591
                                              ===================

Supplemental disclosures of non-cash information:
  SLH dividend                              $      --      28,373
                                              ===================

See accompanying notes to consolidated financial statements.



LAB HOLDINGS, INC.
Notes to Consolidated Financial Statements
March 31, 1998 and 1997

(1) The interim financial information furnished herein is unaudited while the balance sheet at December 31, 1997 is derived from audited financial statements. In the opinion of management, the financial information reflects all adjustments which are necessary to fairly state Lab Holdings' financial position at March 31, 1998 and December 31, 1997 and the results of its operations and cash flows for the periods ended March 31, 1998 and 1997. All adjustments made in the interim period were of a normal recurring nature except the accrual of termination benefits at March 31, 1997 due to the elimination of certain Lab Holdings positions after the SLH distribution. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and therefore included in the financial statements are certain amounts based on management's informed estimates and judgments.
The financial information herein is not necessarily representative of a full year's operations because levels of sales, interest rates and other factors fluctuate throughout the fiscal year. These same considerations apply to all year to year comparisons. Certain 1997 amounts have been reclassified for comparative purposes with no effect on net earnings
(loss). See Lab Holdings' Annual Report pursuant to Section 13 to the Securities Exchange Act of 1934 (Form 10-K as amended) for additional information not required by this Quarter's Report (Form 10-Q).

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

(3) On July 25, 1997, Lab Holdings distributed to its shareholders all of the shares of common stock of Response Oncology, Inc. (Response) owned by Lab Holdings. For each shareholder of record on July 11, 1997, 1.2447625 shares of Response common stock were distributed for each share of Lab Holdings common stock outstanding. The distribution of all shares of Response stock to Lab Holdings' shareholders was effected as a dividend. The Lab Holdings shareholders paid no consideration for any shares of Response stock received in the distribution.

Lab Holdings' share of Response's earnings are shown as a discontinued business in the accompanying financial statements.

As a result of the SLH and Response distributions, Lab Holdings' principal asset consists of its 82% ownership of LabOne, Inc. (LabOne).

(4) Cash and cash equivalents include demand deposits in banks, money market investments and overnight investments that are stated at cost, which approximates market value.

(5) Basic earnings per share is computed using the weighted average number of common shares and diluted earnings per share is computed using the weighted average number of common shares and dilutive stock options.

Earnings available to common shareholders was adjusted to reflect the Company's share of LabOne's earnings based on a diluted ownership after taking into account LabOne's common stock equivalents. The following table reconciles net earnings and weighted average shares used to computed basic and diluted earnings per share.

                                                 March 31, 1998
                                    -----------------------------------
                                    Earnings from
                                     Continuing               Per Share
                                     Operations    Shares      Amount
                                    -----------------------------------
Basic earnings per share           $ 1,208,000    6,489,103     $ .19

Effect of dilutive securities:
  Lab Holdings stock options              --            --
  LabOne stock options                 (23,000)         --
                                    -----------------------------------
Dilutive earnings per share        $ 1,185,000    6,489,103     $ .18
                                    ===================================

                                                 March 31, 1997
                                    -----------------------------------
                                     Loss from
                                     Continuing               Per Share
                                     Operations    Shares      Amount
                                    -----------------------------------
Basic loss per share               $(2,821,000)   6,487,238     $(.43)

Effect of dilutive securities:
  Lab Holdings stock options              --            --
  LabOne stock options                    --            --
                                    -----------------------------------
Dilutive loss per share            $(2,821,000)   6,487,238     $(.43)
                                    ===================================

Computation of dilutive loss per share at March 31, 1997 did not include the effect of stock options because to do so would have been antidilutive.

(6) LabOne operates in three lines of business: insurance risk appraisal testing, clinical diagnostic testing and substance abuse testing. The following table presents the Company's selected financial information for each segment.

                                                       Three Months Ended
                                                            March 31,
                                                        1998        1997
                                                       ------------------
                                                          (in thousands)
Sales
  Insurance risk appraisal testing                   $ 16,822      14,429
  Clinical diagnostic testing                           3,654       1,541
  Substance abuse testing                               2,857       1,770
                                                       ------------------
    Total sales                                      $ 23,333      17,740
                                                       ==================

Operating Income (Loss)
  Insurance risk appraisal testing                   $  5,212       4,311
  Clinical diagnostic testing                          (1,935)     (2,104)
  Substance abuse testing                                (179)       (310)
  General corporate expense                              (583)     (2,053)
                                                       ------------------
    Earnings (loss) from operations                     2,515        (156)
  Investment income - net                                 367       3,805
  Other income (expense)                                   (1)        112
                                                       ------------------
    Earnings before income taxes                     $  2,881       3,761
                                                       ==================

There were no material changes in asset levels by segment or in the basis of segmentation or measurement of segment operating income or loss.

(7) The Company adopted the provisions of the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" on January 1, 1998. Comprehensive income is defined as any change in equity from transactions and other events originating from non-owner sources. For Lab Holdings, those changes are composed of reported net income and changes in unrealized foreign currency translation adjustments. The components of comprehensive income are as follows.

                                                            March 31,
                                                        1998        1997
                                                       ------------------
                                                          (in thousands)

Net earnings (loss)                                  $  1,208      (2,217)
                                                       ------------------
Other comprehensive income
  Foreign currency translation                              8         (27)
  Tax expense                                              --          --
                                                       ------------------
    Total other comprehensive income                        8         (27)
                                                       ------------------
      Total Comprehensive Income                     $  1,216      (2,244)
                                                       ==================






ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS


Selected Financial Data
                                         Three months ended
                                               March 31,
                                        -----------------------
                                           1998        1997
                                        ----------   ----------

Sales                                  $23,333,000   17,740,000
Earnings (Loss) from
  operations                           $ 2,515,000     (156,000)
Investment income - net                $   367,000    3,805,000
Earnings (Loss) from
  continuing operations                $ 1,208,000   (2,821,000)
Earnings from discontinued
  healthcare business                  $        --      604,000
Net earnings (loss)                    $ 1,208,000   (2,217,000)

Basic earnings per share:
  Earnings (loss) from continuing
    operations                         $       .19         (.43)
  Earnings (loss) from discontinued
    healthcare business                         --          .09
  Net earnings (loss)                  $       .19         (.34)
Dividends per share                    $       .30          .30
Book value per share                   $      8.62        18.78



Introductory remarks about results of operations

Lab Holdings, Inc.'s (Lab Holdings or Registrant) principal assets consist of a majority ownership of LabOne, Inc. (LabOne) and approximately $5.2 million in cash and short-term investments. Prior to October 20, 1997, Lab Holdings was named Seafield Capital Corporation (Seafield). Seafield changed its name to Lab Holdings for better identification with its primary asset, the 82% ownership of LabOne.

Lab Holdings had a majority ownership position in Response Oncology, Inc. (Response). On July 25, 1997, Lab Holdings distributed to its shareholders all the shares of common stock of Response owned by Lab Holdings. The distribution of Response stock was effected as a taxable dividend by Lab Holdings. Response's 1997 operations are presented as a discontinued healthcare business in Lab Holdings' financial statements.

Response, previously 67%-owned by Lab Holdings, is a publicly-traded company (NASDAQ-ROIX). On February 26, 1997, Lab Holdings converted a $23.5 million Response note receivable and accrued interest into 3,020,536 shares of Response common stock. The conversion increased Lab Holdings' ownership of Response shares outstanding from 56% at December 31, 1996 to approximately 67%.

Additionally, Lab Holdings had investments in real estate, energy businesses and miscellaneous assets. On March 3, 1997, Lab Holdings distributed to its shareholders all of the outstanding shares of common stock of its wholly-owned subsidiary, SLH Corporation (SLH). In connection with this distribution and pursuant to a Distribution Agreement between Lab Holdings and SLH, Lab Holdings transferred its real estate and energy businesses and miscellaneous assets and liabilities to SLH. The SLH spin-off was accounted for as a dividend.

LabOne provides high-quality laboratory services to insurance companies, physicians and employers.

LabOne provides risk-appraisal laboratory services to the insurance industry. The tests performed are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on specimens of individual life insurance policy applicants. LabOne also provides testing services on specimens of individuals applying for individual and group medical and disability policies.

LabOne's clinical testing services are provided to the healthcare industry to aid in the diagnosis and treatment of patients. LabOne operates only one highly automated and centralized laboratory, which LabOne believes has significant economic advantages over other conventional laboratory competitors. LabOne markets its clinical testing services to the payers of healthcare--insurance companies and self-insured groups. LabOne does this through Lab Card(trademark) Laboratory Benefits Management (LBM) program.

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

Additionally, BlueCross BlueShield of Tennessee selected LabOne to provide routine outpatient laboratory testing services for BlueCare members throughout Tennessee effective February 1, 1998. BlueCare is BlueCross BlueShield of Tennessee's plan for Tenncare participants and covers approximately 350,000 members. LabOne's LBM programs, including BlueCare and the Lab Card program, have more than 1.9 million lives enrolled.

LabOne is certified by the Substance Abuse and Mental Health Services Administration (SAMHSA) to perform substance abuse testing services for federally regulated employers and is currently marketing these services throughout the country to both regulated and nonregulated employers. The Company's rapid turnaround times and multiple testing options help clients reduce downtime for affected employees and meet mandated drug screening guidelines.


FIRST QUARTER ANALYSIS

Net sales increased 32% in the first quarter 1998 to $23.3 million from $17.7 million in the first quarter 1997. The increase of $5.6 million is due to increases in insurance segment revenue of $2.4 million, clinical revenue of $2.1 million and substance abuse testing (SAT) revenue of $1.1 million. The total number of insurance applicants tested in the first quarter 1998 increased by 17% as compared to the same quarter last year due to growth in market share and oral fluid testing volumes. Average revenue per applicant decreased 2%. Kit and container revenue increased due primarily to an increase in the number of oral fluid and full blood kits sold. Clinical diagnostic testing revenue increased from $1.5 million in 1997 to $3.7 million in 1998 due to increases in testing volumes and in average revenue per patient. SAT revenue increased from $1.8 million to $2.9 million for the quarter due to increased testing volumes as compared to last year.

Cost of sales increased $3.5 million or 37% in the first quarter 1998 as compared to the prior year, due primarily to increases in supplies, inbound freight and outside laboratory and collection services. Lab supplies increased due to the increased specimen volumes tested in each segment. Insurance kit supplies increased due to the higher volume of kits sold and the increase in cost of oral fluid kits for HIV testing. Inbound freight and outside laboratory and collection services increased due to the increased specimen volumes and expense related to the February start-up of BlueCare. Clinical cost of sales expenses were $3.4 million as compared to $1.9 million in the first quarter 1997. SAT cost of sales expenses were $2.1 million as compared to $1.4 million in the first quarter 1997.

As a result of the above factors, gross profit for the quarter increased $2.1 million (25%) from $8.3 million in 1997 to $10.4 million in 1998. Insurance gross profit increased $1.1 million or 13%. Clinical gross profit increased $600,000 to $300,000 for the quarter. SAT gross profit increased $400,000 to $800,000 for the quarter.

LabOne's selling, general and administrative expenses increased $1 million (16%) in the first quarter 1998 as compared to the prior year due primarily to increases in payroll expenses. These were partially offset by a decrease in depreciation and printing expenses. Clinical overhead expenditures, including allocations, were $2.2 million as compared to $1.7 million in 1997. SAT expenditures were $1 million as compared to $700,000 last year. The overhead allocation to the clinical and SAT testing segments for the first quarter 1998 was $1.1 million as compared to an allocation of $700,000 in 1997. These increases are due to increased testing revenue in those segments.

Lab Holding's selling, general and administrative expenses decreased $1.7 million (74%) to $549,000 in the first quarter 1998 from $2.2 million in the first quarter of 1997 as Lab Holding's significantly reduced its corporate structure after the SLH and Response distributions. Goodwill amortization of $368,000 associated with Lab Holdings' investment in LabOne was included in the first quarter operating results of both 1998 and 1997.

Consolidated earnings from operations increased to $2.5 million in 1998's first quarter from a loss of $156,000 in the first quarter 1997 primarily reflecting Lab Holdings reduction in corporate structure. LabOne's insurance segment operating income increased $900,000. The clinical segment improved $200,000 to an operating loss of $1.9 million. The SAT segment improved $100,000 from an operating loss of $300,000 in the first quarter 1997 to a loss of $200,000 in 1998.

Other investments contributing earnings include venture capital and liquidity investments. The return on short-term investments is included in the investment income line in the consolidated statements of operations. Investment income decreased to $367,000 in 1998's first quarter from $3.8 million in 1997's first quarter, which primarily reflected a $3 million gain by Lab Holdings on the sale of marketable common stock.

Miscellaneous items produced a $l,000 loss in 1998's first quarter as compared to income of $112,000 in 1997's first quarter, which consisted of receipts on receivables accounted for on the cost recovery method, net of other expense items.

Tax expense decreased to $1.3 million in 1998's first quarter from $6.3 million in 1997's first quarter, which included a write-off of approximately $5 million of the deferred income tax assets related to assets spun off in the SLH distribution.

The combined effect of the above factors resulted in the first quarter 1998 earnings from continuing operations of $1.2 million, compared with a loss from continuing operations of $2.8 million in the first quarter 1997.



Discontinued Operations:

Healthcare Business:

On July 25, 1997, Lab Holdings distributed to its shareholders all the shares of common stock of Response owned by Lab Holdings. Response's operations are presented as a discontinued healthcare business in Lab Holdings' financial statements. The second quarter of 1997 was the last period in which Response significantly impacted Lab Holdings' financial results. The distribution of Response stock was effected as a taxable dividend by Lab Holdings in which Lab Holdings utilized tax loss carryforwards to offset a resulting tax liability in the financial
statements.   The first quarter 1997's discontinued healthcare operations reflected Lab Holdings' share of earnings by Response during the quarter and amortization of goodwill. For the first quarter of 1997, Response's revenues were $24.4 million, healthcare costs and expenses were $20 million, other general and administrative expense were $1.7 million and net earnings totaled $867,000.

Publicly-Traded Subsidiary

Lab Holdings' majority-owned entity, LabOne, is publicly-traded. At March 31, 1998, based on the market prices of publicly-traded shares of this subsidiary, pretax unrealized gains of approximately $128.9 million on this investment were not reflected in either Lab Holdings' book value or stockholders' equity.


LIQUIDITY AND CAPITAL RESOURCES

On March 31, 1998, at the holding company level, Lab Holdings had available for operations approximately $5.2 million in cash and short-term investments. Lab Holdings' working capital at March 31, 1998 equaled the $6.3 million of working capital at December 31, 1997.

On a consolidated basis, Lab Holdings had $22 million in cash and short-term investments at March 31, 1998. Current assets totaled approximately $48.9 million while current liabilities totaled $8.1 million. Accounts receivable increased $2.8 million or 22% from December 31, 1997 due to LabOne's 32% increase in revenues for the quarter.

Net cash provided by operations totaled $1.1 million in 1998's first quarter compared with $4 million in 1997's first quarter. During 1998, the net cash provided by operations included $1.2 million of earnings from continuing operations, a non-cash item of $1.5 million for depreciation and amortization, a $972,000 increase in accounts payable, and a $2.8 million increase in accounts receivable. During 1997, the net cash provided by operations included a $2.8 million loss from continuing operations, a non-cash item of $1.5 million for deprecation and amortization, a decrease in trading portfolios of $4.1 million, a $2.3 million increase in accounts receivable, a net change in income taxes and other of $3.9 million and $425,000 of net cash used by discontinued healthcare and real estate operations. The discontinued healthcare business used $1 million and discontinued real estate operations provided $581,000.

Net cash used by investing activities in 1998's first quarter totaled $5.9 million reflecting a net increase in long-term investments of $3.8 million and $1.7 million of additions to property, plant and equipment. Net cash used by investing activities in 1997's first quarter totaled $13.7 million reflecting a net increase in long-term investments of $5.6 million, $1.2 million of net additions to property, plant and equipment supporting expanded laboratory capacity and $4.1 million of intangible asset purchases by LabOne associated with its purchase of the assets and customer list of GIB Laboratories, Inc.

Net cash used by financing activities of $1.9 million in 1998's first quarter reflects Lab Holdings regular cash dividends to its shareholders. Net cash used by financing activities in 1997's first quarter totaled $21.5 million primarily due to the $19.6 million cash transferred to SLH and regular cash dividends of $1.9 million.

Lab Holdings is currently a holding company. Sources of cash are investment income and subsidiary dividends. There are currently no restrictions that would limit LabOne's ability to make future dividend payments. The primary uses of cash for Lab Holdings are investments, operating expenses and dividends to shareholders.

LabOne paid regular first quarter dividends in 1998 and 1997. As an 82% owner, Lab Holdings received $1.9 million of cash as dividends from LabOne in 1998. LabOne's working capital position declined $900,000 to $34.5 million at March 31, 1998 from $35.4 million at December 31, 1997. This decrease is primarily due to dividends paid and capital additions exceeding LabOne's cash provided by operations before changes in working capital.

During the first quarter of 1998, LabOne's net additions to property, plant and equipment were $1.7 million, primarily related to construction of its new facility and the purchase of computer equipment. Net additions in the first quarter 1997 were $5.3 million, of which approximately $4.8 million was related to the GIB purchase.

LabOne's new facility project is expected to cost approximately $30 million. Financing with an industrial revenue bond (IRB) arrangement is being negotiated. The IRB is expected to be in place during the third quarter 1998. Interest on the bond will be based on a taxable seven day variable rate. LabOne expects to repay the bond over 12 years at $2.5 million per year plus interest. As of March 31, 1998, total capital expenditures for this project were $5.7 million.

LabOne had no short-term borrowings in the first quarter 1998. LabOne expects to fund operations and future dividend payments from a combination of cash flows from operations and cash reserves.


RECENTLY ISSUED ACCOUNTING STANDARDS

No recently issued accounting standards presently exist which will require adoption in future periods.



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities
         (a)  Changes in Securities:  None

         (b) Under the Missouri General Corporation Law, no dividends to stockholders may be declared or paid at a time when the net assets of the corporation are less than its stated capital or when the payment thereof would reduce the net assets of the corporation below its stated capital.
At March 31, 1998, the net assets of Lab Holdings, Inc. exceeded its stated capital by $48,457,000.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Securities Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
              27     Financial Data Schedule - as filed electronically by
the Registrant in conjunction with this Form 10-Q.

         (b)  Reports on Form 8-K:
              A current report on Form 8-K was filed on January 27, 1998 to report that Lab Holdings' 82% owned subsidiary, LabOne, Inc., had reported a net loss of $2.4 million for the fourth quarter 1997. This loss included a one-time, non-cash, pre-tax write off of $6.6 million related to the anticipated sale of its current facilities.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Lab Holdings, Inc.

Date May 13, 1998                    By  /s/  P. Anthony Jacobs
                                        ----------------------------
                                        P. Anthony Jacobs
                                        President and Chief Executive Officer


Date May 13, 1998                    By  /s/  Steven K. Fitzwater
                                        ----------------------------
                                        Steven K. Fitzwater
                                        Vice President, Chief Financial
                                        and Accounting Officer and Secretary