Form 10-Q
period 1998-06-30
LAB HOLDINGS INC
filed 1998-08-14
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q



          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        -----              SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1998

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
           5000 W. 95th Street, Suite 260
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
Number of shares outstanding of only class of Registrant's common stock as of
August 11, 1998:   $1 par value common - 6,489,103


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
--------------------------------------------------------------------------
                                                (unaudited)
                                                   June 30,    December 31,
                                                    1998           1997
--------------------------------------------------------------------------
                                                       (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                     $   15,910        22,129
  Short-term investments                             1,876         2,648
  Accounts and notes receivable                     15,684        12,608
  Current income taxes                               1,545         1,400
  Inventories                                        1,629         2,203
  Real estate available for sale                     3,515         3,515
  Prepaid expenses and other current assets          2,410         2,459
  Deferred income taxes                              3,682         3,386
                                                  ----------------------
      Total current assets                          46,251        50,348
Property, plant and equipment                       15,093        10,441
Intangible assets                                   11,855        13,058
Deferred income taxes                                  606           858
Other assets                                            24            81
                                                  ----------------------
                                                $   73,829        74,786
                                                  ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $    4,075         3,367
  Accrued payroll and benefits                       3,949         4,530
  Other accrued expenses                               398           423
  Other current liabilities                            194           303
                                                  ----------------------
      Total liabilities                              8,616         8,623
                                                  ----------------------
Minority interests                                   9,562         9,476
                                                  ----------------------
Stockholders' equity:
  Preferred stock of $1 par value.
    Authorized 3,000,000 shares; none issued           --            --
  Common stock of $1 par value.
    Authorized 24,000,000 shares;
    issued 7,500,000 shares                          7,500         7,500
  Paid-in capital                                    1,772         1,772
  Retained earnings                                 77,118        78,103
  Accumulated other comprehensive income (loss)       (595)         (544)
                                                  ----------------------
                                                    85,795        86,831
  Less cost of 1,010,897 shares of treasury stock   30,144        30,144
                                                  ----------------------
      Total stockholders' equity                    55,651        56,687
                                                  ----------------------
                                                $   73,829        74,786
                                                  ======================


See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



LAB HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------
                                                   (unaudited)
                                  Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                   1998        1997         1998        1997
----------------------------------------------------------------------------
                                     (in thousands except share amounts)
Sales                         $   25,763      20,308       49,096      38,048
Cost of sales                     13,832      10,636       26,791      20,086
                                ---------------------    ---------------------
  Gross profit                    11,931       9,672       22,305      17,962
Selling, general and
  administrative                   8,424      10,736       16,283      19,182
                                ---------------------    ---------------------
  Earnings (loss) from
    operations                     3,507      (1,064)       6,022      (1,220)
Investment income - net              289         395          656       4,200
Other income (expense)               (25)        (28)         (26)         84
                                ---------------------    ---------------------
  Earnings (loss) before
    income taxes                   3,771        (697)       6,652       3,064
Income taxes                       1,607       3,259        2,911       9,573
                                ---------------------    ---------------------
  Earnings (loss) before
    minority interests             2,164      (3,956)       3,741      (6,509)
Minority interests                   464         330          833         598
                                ---------------------    ---------------------
  Earnings (loss) from continuing
    operations                     1,700      (4,286)       2,908      (7,107)
Loss from discontinued
  healthcare business                --       (2,946)         --       (2,342)
                                ---------------------    ---------------------
Net earnings (loss)           $    1,700      (7,232)       2,908      (9,449)
                                =====================    =====================
Basic earnings (loss) per share:
  Earnings (loss) from
    continuing operations     $      .26        (.66)         .45       (1.10)
  Loss from discontinued
    healthcare business              --         (.45)         --         (.36)
                                ---------------------    ---------------------
  Net earnings (loss)         $      .26       (1.11)         .45       (1.46)
                                =====================    =====================

Diluted earnings (loss) per share:
  Earnings (loss) from
    continuing operations     $      .26        (.66)         .44       (1.10)
  Loss from discontinued
    healthcare business              --         (.45)         --         (.36)
                                ---------------------    ---------------------
  Net earnings (loss)         $      .26       (1.11)         .44       (1.46)
                                =====================    =====================

Dividends                     $      .30         .30          .60         .60
Book value                    $     8.58       17.36         8.58       17.36
Weighted average shares
 outstanding                   6,489,103   6,489,103    6,489,103   6,488,176
Shares outstanding
  end of period                6,489,103   6,489,103    6,489,103   6,489,103

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity and Comprehensive Income
Six Months Ended June 30, 1998 (unaudited)
---------------------------------------------------------------------------
                                            Comprehensive     Stockholders'
                                                Income           Equity
---------------------------------------------------------------------------
                                                    (in thousands)
Common stock:
  Balance, beginning and end of period       $                      7,500
                                                                 --------

Paid-in capital:
  Balance, beginning and end of period                              1,772
                                                                 --------
Retained earnings:
  Balance, beginning of year                                       78,103
  Net earnings                                   2,908              2,908
  Cash dividends paid                         --------             (3,893)
                                                                 --------
  Balance, end of period                                           77,118
                                                                 --------
Accumulated other comprehensive income (loss)
  Balance, beginning of year                                         (544)

  Foreign currency translation                     (51)
  Tax expense                                        -
                                              --------
                                                   (51)               (51)
                                              --------           --------
  Balance, end of period                                             (595)
                                                                 --------

Less:
  Treasury stock:
  Balance, beginning and end of period                             30,144
                                                                 --------

    Totals                                   $   2,857             55,651
                                              ========           ========


See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
------------------------------------------------------------------
                                                    (unaudited)
                                                  Six Months Ended
                                                      June 31,
                                                 1998       1997
------------------------------------------------------------------
                                                  (In thousands)

OPERATING ACTIVITIES
Earnings (loss) from continuing operations  $    2,908     (7,107)
Adjustments to reconcile earnings(loss)
  from continuing operations to net cash
  provided by continuing operations:
    Depreciation and amortization                2,828      2,954
    Earnings applicable to minority interests      833        598
    Change in trading portfolio, net                69     34,490
    Change in accounts receivable               (3,076)    (3,746)
    Change in accounts payable                     708         36
    Income taxes and other, net                   (214)     6,523
                                              -------------------
      Net cash provided by continuing
        operations                               4,056     33,748
      Net cash used by discontinued
        healthcare business                        --      (1,006)
      Net cash provided by discontinued
        real estate operations                     --         581
                                              -------------------
      Total cash provided by operations          4,056     33,323
                                              -------------------

INVESTING ACTIVITIES
Sales of investments available for sale            --       1,350
Purchases of investments held to maturity       (5,461)   (10,190)
Maturities of investments held to maturity       6,202      5,232
Additions to property, plant
  and equipment, net                            (6,319)    (2,391)
Acquisition of assets                              --      (4,128)
Other, net                                        (748)      (623)
                                              -------------------
  Net cash used by investing activities         (6,326)   (10,750)
                                              -------------------
FINANCING ACTIVITIES
Regular quarterly dividends paid                (3,893)    (3,893)
Cash portion of SLH dividend                       --     (19,590)
Net issuance of treasury stock pursuant to
  stock option plans                               --          (7)
                                              -------------------
  Net cash used by financing activities         (3,893)   (23,490)
                                              -------------------
Effect of foreign currency translation             (56)       (19)
                                              -------------------
Net decrease in cash and cash equivalents       (6,219)      (936)
Cash and cash equivalents at
  beginning of period                           22,129      4,957
                                              -------------------
Cash and cash equivalents at end of period  $   15,910      4,021
                                              ===================
Supplemental disclosures of cash flow information:
 Cash paid (received) during the year for:
  Interest                                  $      --         --
                                              ===================
  Income taxes, net                         $    3,059      1,417
                                              ===================

Supplemental disclosures of non-cash information:
  SLH dividend                              $      --      28,373
                                              ===================

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



LAB HOLDINGS, INC.
Notes to Consolidated Financial Statements
June 30, 1998 and 1997

(1) The interim financial information furnished herein is unaudited while the balance sheet at December 31, 1997 is derived from audited financial statements. In the opinion of management, the financial information reflects all adjustments which are necessary to fairly state Lab Holdings' financial position at June 30, 1998 and December 31, 1997 and the results of its operations and cash flows for the periods ended June 30, 1998 and 1997. All adjustments made in the interim period were of a normal recurring nature. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and therefore included in the financial statements are certain amounts based on management's informed estimates and judgments.
The financial information herein is not necessarily representative of a full year's operations because levels of sales, interest rates and other factors fluctuate throughout the fiscal year. These same considerations apply to all year to year comparisons. Certain 1997 amounts have been reclassified for comparative purposes with no effect on net earnings
(loss). See Lab Holdings' Annual Report pursuant to Section 13 to the Securities Exchange Act of 1934 (Form 10-K as amended) for additional information not required by this Quarterly Report on Form 10-Q.

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

As a result of the SLH and Response distributions, Lab Holdings' principal asset consists of its approximate 82% ownership of LabOne, Inc. (LabOne).

(4) Cash and cash equivalents include demand deposits in banks, money market investments and overnight investments that are stated at cost, which approximates market value.

(5) Basic earnings per share is computed using the weighted average number of common shares and diluted earnings per share is computed using the weighted average number of common shares and dilutive stock options.

Earnings available to common shareholders was adjusted to reflect the Company's share of LabOne's earnings based on a diluted ownership after taking into account LabOne's common stock equivalents. The following table reconciles net earnings and weighted average shares used to compute basic and diluted earnings per share.

                                                 June 30, 1998
                                    -----------------------------------
                                    Earnings from
                                     Continuing               Per Share
                                     Operations    Shares      Amount
                                    -----------------------------------
Basic earnings per share           $ 2,908,000    6,489,103     $ .45

Effect of dilutive securities:
  Lab Holdings stock options              --            --
  LabOne stock options                 (52,000)         --
                                    -----------------------------------
Dilutive earnings per share        $ 2,856,000    6,489,103     $ .44
                                    ===================================

                                                 June 30, 1997
                                    -----------------------------------
                                     Loss from
                                     Continuing               Per Share
                                     Operations    Shares      Amount
                                    -----------------------------------
Basic loss per share               $(9,449,000)   6,488,176   $ (1.46)

Effect of dilutive securities:
  Lab Holdings stock options              --            --
  LabOne stock options                    --            --
                                    -----------------------------------
Dilutive loss per share            $(9,449,000)   6,488,176   $ (1.46)
                                    ===================================

Computation of dilutive loss per share at June 30, 1997 did not include the effect of stock options because to do so would have been antidilutive.

(6) LabOne operates in three lines of business: insurance risk appraisal testing, clinical diagnostic testing and substance abuse testing. The following table presents the Company's selected financial information for each segment.

                                Three Months Ended      Six Months Ended
                                     June 30,               June 30,
                                 1998        1997       1998        1997
                                ------------------     ------------------
                                              (in thousands)
Sales
  Insurance risk
    appraisal testing           $ 17,572     15,897      34,394     30,326
  Clinical diagnostic testing      4,723      2,120       8,377      3,661
  Substance abuse testing          3,468      2,291       6,325      4,061
                                 -------------------    -------------------
    Total sales                 $ 25,763     20,308      49,096     38,048
                                 ===================    ===================

Operating Income (Loss)
  Insurance risk
    appraisal testing           $  5,573      4,735      10,786      9,046
  Clinical diagnostic testing     (1,509)    (1,895)     (3,444)    (3,999)
  Substance abuse testing             40       (198)       (139)      (507)
  General corporate expense         (597)    (3,706)     (1,181)    (5,760)
                                 -------------------    -------------------
    Earnings (loss)
      from operations              3,507     (1,064)      6,022     (1,220)
  Investment income - net            289        395         656      4,200
  Other income (expense)             (25)       (28)        (26)        84
                                 -------------------    -------------------
    Earnings (loss) before
      income taxes              $  3,771       (697)      6,652      3,064
                                 ===================    ===================

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

                                                            June 30,
                                                        1998        1997
                                                       ------------------
                                                          (in thousands)

Net earnings (loss)                                  $  2,908      (9,449)
                                                       ------------------
Other comprehensive income
  Foreign currency translation                            (51)        (37)
  Tax expense                                              --          --
                                                       ------------------
    Total other comprehensive income                      (51)        (37)
                                                       ------------------
      Total Comprehensive Income                     $  2,857      (9,486)
                                                       ==================






ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS


Selected Financial Data
                              Three months ended        Six months ended
                                    June 30,                June 30,
                             ----------------------  --------------------
                                1998        1997         1998        1997
                             ----------  ----------  ---------    -------

Sales                      $25,763,000  20,308,000   49,096,000 38,048,000
Earnings (Loss) from
  operations               $ 3,507,000  (1,064,000)   6,022,000 (1,220,000)
Investment income - net    $   289,000     395,000      656,000  4,200,000
Earnings (Loss) from
  continuing operations    $ 1,700,000  (4,286,000)   2,908,000 (7,107,000)
Loss from discontinued
  healthcare business      $        --  (2,946,000)          -- (2,342,000)
Net earnings (loss)        $ 1,700,000  (7,232,000)   2,908,000 (9,449,000)

Basic earnings per share:
  Earnings (loss) from
   continuing operations   $       .26        (.66)         .45      (1.10)
  Loss from discontinued
    healthcare business             --        (.45)          --       (.36)
  Net earnings (loss)      $       .26       (1.11)         .45      (1.46)
Dividends per share        $       .30         .30          .60        .60
Book value per share       $      8.58       17.36         8.58      17.36



Introductory remarks about results of operations

Lab Holdings, Inc.'s (Lab Holdings or Registrant) principal assets consist of a majority ownership of LabOne, Inc. (LabOne) and approximately $5.1 million in cash and short-term investments. Prior to October 20, 1997, Lab Holdings was named Seafield Capital Corporation (Seafield). Seafield changed its name to Lab Holdings for better identification with its primary asset, the approximate 82% ownership of LabOne.

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

Additionally, BlueCross BlueShield of Tennessee selected LabOne to provide routine outpatient laboratory testing services for BlueCare members throughout Tennessee effective February 1, 1998. BlueCare is BlueCross BlueShield of Tennessee's plan for Tenncare participants and covers approximately 350,000 members. LabOne's LBM programs, including BlueCare and the Lab Card program, have approximately 2 million lives enrolled.

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


SECOND QUARTER ANALYSIS

Revenues increased 27% to $25.8 million in the second quarter 1998 from $20.3 million in the second quarter 1997 due to increases in all business segments. Insurance segment revenue increased to $17.6 million during the second quarter 1998 as compared to $15.9 million in the same quarter last year. The increase was due to an increase in market share and an increase in oral fluid testing on applicants applying for smaller face-amount policies. The total number of insurance applicants tested in the second quarter 1998 increased by 13% as compared to the same quarter last year. Average revenue per applicant decreased 4% during the same periods due to competitive pricing pressures. Insurance kit and container revenue increased, due primarily to an increase in the number of blood and oral fluid kits sold.

Clinical (diagnostic) laboratory revenue increased 123% from $2.1 million in the second quarter 1997 to $4.7 million in 1998 due to a 94% increase in testing volumes and a 15% increase in the average revenue per patient. Substance abuse testing (SAT) revenue increased 51% from $2.3 million in the second quarter 1997 to $3.5 million in 1998 primarily due to increased testing volumes.

Cost of sales increased $3.2 million in the second quarter 1998 as compared to the prior year, due primarily to increases in supplies, inbound freight and outside laboratory testing and collection services. Laboratory supplies increased due to the increased specimen volumes tested in each segment. Insurance kit supplies increased due to the higher volume of kits sold. Inbound freight and outside laboratory testing and collection services increased primarily due to the increased specimen volumes in the clinical and SAT segments. Clinical cost of sales expenses were $3.6 million as compared to $2.1 million in the second quarter 1997. SAT cost of sales expenses were $2.3 million as compared to $1.7 million in the second quarter 1997.

As a result of the above factors, gross profit for the quarter increased $2.3 million (23%) from $9.7 million in the second quarter 1997 to $11.9 million in the second quarter 1998. Clinical gross profit increased to $1.1 million in the second quarter 1998 from $39,000 in the second quarter 1997. SAT gross profit increased to $1.1 million in the second quarter 1998 from $600,000 in the second quarter 1997.

LabOne's selling, general and administrative expenses increased $800,000 (11%) in the second quarter 1998 as compared to the prior year, due primarily to increases in payroll expenses and bad debt accruals. These were partially offset by a decrease in depreciation expenses. Clinical expenses, including allocated overhead, were $2.6 million as compared to $1.9 million in 1997. SAT expenditures, including allocations, were $1.1 million as compared to $700,000 last year. The overhead allocation to the clinical and SAT testing segments for the second quarter 1998 was $1.3 million as compared to an allocation of $800,000 in 1997.

Lab Holding's selling, general and administrative expenses decreased to $191,000 in the second quarter 1998 from $3.3 million in the second quarter of 1997 as Lab Holding's significantly reduced its corporate structure after the SLH and Response distributions. Goodwill amortization of $368,000 associated with Lab Holdings' investment in LabOne was included in the second quarter operating results of both 1998 and 1997.

Consolidated earnings from operations increased to $3.5 million in 1998's second quarter from a loss of $1.1 million in the second quarter of 1997 reflecting both Lab Holdings reduction in corporate structure expenses and improvements in LabOne's operating results. LabOne's insurance segment operating income increased $800,000. The clinical segment improved $400,000 to an operating loss of $1.5 million. The SAT segment improved $200,000 from an operating loss of approximately $200,000 in the second quarter 1997 to an operating gain of $40,000 in 1998.

Other investments contributing earnings include venture capital and liquidity investments. The return on short-term investments is included in the investment income line in the consolidated statements of operations. Investment income decreased to $289,000 in 1998's second quarter from $395,000 in 1997's second quarter, which primarily reflected less funds available for investment. Miscellaneous items produced a $25,000 loss in 1998's second quarter as compared to a loss of $28,000 in 1997's second quarter.

Tax expense decreased to $1.6 million in 1998's second quarter from $3.3 million in 1997's second quarter. During 1997's second quarter, approximately $3.2 million of unused deferred income tax assets not utilized in the Response distribution were written off.

The combined effect of the above factors resulted in the second quarter 1998 earnings from continuing operations of $1.7 million, compared with a loss from continuing operations of $4.3 million in the second quarter 1997.

Discontinued Healthcare Business:

On July 25, 1997, Lab Holdings distributed to its shareholders all the shares of common stock of Response owned by Lab Holdings. Response's operations are presented as a discontinued healthcare business in Lab Holdings' financial statements. The second quarter of 1997 was the last period in which Response significantly impacted Lab Holdings' financial results. The distribution of Response stock was effected as a taxable dividend by Lab Holdings in which Lab Holdings utilized tax loss carryforwards to offset a resulting tax liability in the financial
statements.   The second quarter 1997 loss of $2.9 million from
discontinued healthcare operations reflected a $3.8 million non-cash tax expense net of $878,000 for Lab Holdings' share of earnings by Response during the quarter. For the second quarter of 1997, Response's revenues were $25.6 million and net earnings totaled $1.2 million.


YEAR-TO-DATE ANALYSIS

Revenue in the six month period ended June 30, 1998 was $49.1 million as compared to $38 million in the same period last year. The increase of approximately $11 million is due to increases in clinical laboratory revenue of $4.7 million, insurance laboratory revenue of $2.8 million, SAT revenue of $2.3 million and kit revenue of $1.3 million.

The total number of insurance applicants tested in the six month period increased by 15% as compared to last year, while average revenue per applicant declined 3%. Kit and container revenue increased $1.3 million due primarily to an increase in the number of full blood and oral fluid kits sold.

Clinical laboratory revenue increased from $3.7 million during the first six months of 1997 to $8.4 million for the same period in 1998 due to increased testing volumes and higher revenue per patient. SAT revenue increased from $4.1 million in 1997 to $6.3 million in 1998 due to a 55% increase in testing volumes.

Cost of sales increased $6.7 million year to date as compared to the prior year. This increase is due primarily to increases in laboratory and kit supplies, payroll expenses, inbound freight and outside laboratory services. Lab supplies increased 27% due to the larger volume of all specimen types processed, and insurance kit expense increased due to the higher volume of kits sold. Payroll increased 16%. Freight and outside testing increased primarily due to the substantial growth in clinical and SAT specimen volumes. Clinical cost of sales expenses were $7 million as compared to $4 million during the first six months of 1997. SAT cost of sales expenses were $4.4 million as compared to $3.1 million during 1997.

As a result of the above factors, gross profit for the first six months increased from $18 million in 1997 to $22.3 million in 1998. Clinical gross profit improved from a loss of $300,000 in 1997 to a gain of $1.4 million in 1998. SAT gross profit increased to $1.9 million in the first six months of 1998 from $900,000 last year.

LabOne's selling, general and administrative expenses increased $1.8 million (13%) in the six month period ended June 30, 1998 as compared to the prior year due primarily to increases in payroll expenses and bad debt accruals. Payroll expense increased primarily due to a 13% increase in headcount and increased benefit expenses. These were partially offset by a decrease in depreciation expense. Clinical expenditures were $4.9 million as compared to $3.7 million in 1997. SAT expenses increased from $1.5 million in 1997 to $2.1 million in 1998. The overhead allocation to the clinical and SAT segments for the period was $2.4 million as compared to an allocation of $1.5 million in 1997.

Lab Holding's selling, general and administrative expenses decreased to $372,000 in the first six months of 1998 from $5.1 million in the first six months of 1997 as Lab Holding's significantly reduced its corporate structure after the SLH and Response distributions. Goodwill amortization of $736,000 associated with Lab Holdings' investment in LabOne was included in the first six months operating results of both 1998 and 1997.

Consolidated earnings from operations increased to $6 million in 1998's first six months from a loss of $1.2 million in the first six months of 1997 reflecting both Lab Holdings reduction in corporate structure expenses and improvements in LabOne's operating results. LabOne's operating income increased from $4.5 million in the first six months of 1997 to $7.1 million in 1998, primarily due to an increase in the insurance segment operating income of $1.7 million. The clinical segment had an operating loss of $3.4 million for the six month period ended June 30, 1998 as compared to an operating loss of $4.0 million in 1997. The SAT segment improved from an operating loss of $500,000 in 1997 to a loss of $100,000 in 1998.

Other investments contributing earnings include venture capital and liquidity investments. The return on short-term investments is included in the investment income line in the consolidated statements of operations. Investment income decreased to $656,000 in 1998's first six months from $4.2 million in 1997's first six months, which primarily reflected a $3 million gain by Lab Holdings on the sale of marketable common stock.

Tax expense decreased to $2.9 million in 1998's first six months from $9.6 million in 1997's first six months. During 1997's first six months, tax expense included the write off of approximately $5 million of the deferred income tax assets related to assets spun off in the SLH distribution and the write off of approximately $3.2 million of unused deferred income tax assets not utilized in the Response distribution.

The combined effect of the above factors resulted in earnings from continuing operations of $2.9 million for the first six months of 1998 , compared with a loss from continuing operations of $7.1 million in the first six months of 1997.

Discontinued Healthcare Business:

On July 25, 1997, Lab Holdings distributed to its shareholders all the shares of common stock of Response owned by Lab Holdings. Response's operations are presented as a $2.3 million loss from discontinued healthcare business in Lab Holdings' financial statements. During the first six months of 1997, Response's revenues were $50 million and net earnings totaled $2.1 million.

The combined effect of the above factors resulted in net earnings of $2.9 million or $0.45 basic earnings per share in the six month period ended June 30, 1998 as compared to a net loss of $9.4 million or $1.46 basic loss per share in the same period last year.

Publicly-Traded Subsidiary

Lab Holdings' majority-owned subsidiary, LabOne, is publicly-traded. At June 30, 1998, based on the market prices of publicly-traded shares of this subsidiary, pretax unrealized gains of approximately $129.2 million on this investment were not reflected in either Lab Holdings' book value or stockholders' equity.


LIQUIDITY AND CAPITAL RESOURCES

On June 30, 1998, at the holding company level, Lab Holdings had available for operations approximately $5.1 million in cash and short-term investments. Lab Holdings' working capital at June 30, 1998 decreased slightly to $6.2 million from $6.3 million at December 31, 1997.

On a consolidated basis, Lab Holdings had $17.8 million in cash and short-term investments at June 30, 1998. Current assets totaled approximately $46.3 million while current liabilities totaled $8.6 million. Accounts receivable increased $3.1 million or 24% from December 31, 1997 due to LabOne's increase in revenues for the six month period.

Net cash provided by continuing operations totaled $4.1 million in 1998's first six months compared with $33.7 million in 1997's first six months, primarily reflecting net earnings in 1998, a net loss in 1997 and a $34 million net change in the trading portfolio in 1997. Additionally in 1997, the discontinued healthcare business used $1 million and discontinued real estate operations provided $581,000.

Net cash used by investing activities in 1998's first six months totaled $6.3 million, as compared with $10.8 million in 1997's first six months. The net cash used in 1998 primarily reflects LabOne's net additions to property plant and equipment related to construction of a new facility.
Net cash used by investing activities in 1997's first six months included a net increase in long-term investments of $3.6 million, $2.4 million of net additions to property, plant and equipment supporting expanded laboratory capacity and $4.1 million of intangible asset purchases by LabOne associated with its purchase of the assets and customer list of GIB Laboratories, Inc.

Net cash used by financing activities of $3.9 million in 1998's first six months reflects Lab Holdings regular cash dividends to its shareholders. Net cash used by financing activities in 1997's first six months totaled $23.5 million primarily due to the $19.6 million cash transferred to SLH and regular cash dividends of $3.9 million.

Lab Holdings is currently a holding company. Sources of cash are investment income and subsidiary dividends. There are currently no restrictions that would limit LabOne's ability to make future dividend payments. The primary uses of cash for Lab Holdings are investments, operating expenses and dividends to shareholders.

LabOne paid regular quarterly dividends in 1998 and 1997. As an 82% owner, Lab Holdings received $3.8 million of cash as dividends from LabOne in 1998. LabOne's working capital position declined $3.9 million to $31.5 million at June 30, 1998 from $35.4 million at December 31, 1997. This decrease is primarily due to capital additions and dividends paid exceeding LabOne's cash provided by operations before changes in working capital.

LabOne's new facility project is expected to cost approximately $33 million and will be financed with an industrial revenue bond (IRB) approved by the City of Lenexa (Kansas). The IRB is expected to be in place during the third quarter 1998. Interest on the bond will be based on a taxable seven day variable rate. LabOne will sell $20 million of the $33 million IRB, and $13 million will be purchased by LabOne. LabOne expects to repay the bond over 11 years at $1.85 million per year plus interest. As of June 30, 1998, total capital expenditures for this project were $10 million.

LabOne had no short-term borrowings in the first six months of 1998. LabOne expects to fund operations and future dividend payments from a combination of cash flows from operations and cash reserves.

LabOne is actively addressing Year 2000 computer concerns. LabOne has established an oversight committee which includes management from all parts of LabOne that meets periodically to review progress. LabOne expects to complete all internal Year 2000 objectives by the end of the first quarter, 1999 and is assessing the Year 2000 preparation and contingency plans of its clients and vendors. Total expenses related to this project are not expected to be material to LabOne. However, there can be no assurance that LabOne's adjustments to its computer systems will completely eliminate all Year 2000 problems. In addition, there can be no assurance that the systems of Lab Holdings' and LabOne's clients and vendors will be converted to address Year 2000 problems in a timely and effective manner or that such conversions will be compatible with Lab Holdings' and LabOne's computer systems. A failure to properly address the Year 2000 problem could have a material adverse effect on the Company's business, financial condition and results of operations.

Lab Holdings has completed its Year 2000 internal compliance program and believes that its limited computer systems are now Year 2000 compliant.

The SLH Corporation/Syntroleum Corporation merger was completed on August 7, 1998. Per the Facilities Sharing and Interim Services Agreement between Lab Holdings, SLH and Syntroleum, the former employees of SLH are now employees of Lab Holdings. Concurrently, SLH/Syntroleum is providing facilities to Lab Holdings in exchange for certain limited accounting, bookkeeping, tax and administrative services by Lab Holdings personnel.


RECENTLY ISSUED ACCOUNTING STANDARDS

No recently issued accounting standards presently exist which will require adoption in future periods.



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         (a)  Changes in Securities:  None

         (b) Under the Missouri General Corporation Law, no dividends to stockholders may be declared or paid at a time when the net assets of the corporation are less than its stated capital or when the payment thereof would reduce the net assets of the corporation below its stated capital. At June 30, 1998, the net assets of Lab Holdings, Inc. exceeded its stated capital by $48,151,000.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Securities Holders

         (a) The annual meeting of shareholders was held on May 14, 1998 for the purpose of electing a board of directors, approving the adoption of the 1997 Directors' Stock Option Plan and approving the appointment of auditors. Proxies for the meeting were solicited and there was no solicitation in opposition to management's solicitations. Holders of 6,489,103 shares were eligible to vote and 5,270,200 shares were represented at the meeting either in person or by proxy.

         (b) Management's nominee for director as listed in the proxy statement was elected with the following vote:

    Director           Shares Voted             Shares        Shares Not
                            For                Withheld         Voted
    --------           ------------            --------       ----------
  Steven K. Fitzwater    5,260,943               8,856            401

         The shareholders approved the adoption of the Lab Holdings, Inc. 1997 Directors' Stock Option Plan by the following vote:

   Shares Voted        Shares Voted             Shares        Shares Not
       For               Against              Abstaining         Voted
   ------------        ------------           ----------      ----------
     5,066,871             184,325              18,600            404

         The shareholders approved the appointment of KPMG Peat Marwick LLP as independent auditors for the year ending December 31, 1998 by the following vote:
   Shares Voted        Shares Voted             Shares        Shares Not
       For               Against              Abstaining         Voted
   ------------        ------------           ----------      ----------
     5,261,128                 586               8,084            402

Item 5.  Other Information

         Stockholders who intend to present proposals for inclusion in the Company's proxy statement for the 1999 annual meeting of shareholders, must forward them to the Company at 5000 W. 95th Street, Suite 260, Shawnee Mission, Kansas 66207, ATTENTION: Secretary, so that they are received not later than December 20, 1998. In addition, proxies solicited by management may confer discretionary authority to vote on matters which are not included in the proxy statement but which are raised at the annual meeting by shareholders, unless the Company receives written notice of the matter on or before March 8, 1999, at the above address.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              10.1 1997 Long-Term Incentive Plan of LabOne, Inc. (incorporated by reference to Exhibit 10.1 to the LabOne, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-15975).

              10.2 Form of Stock Option Agreement pursuant to the LabOne 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the LabOne, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-15975).

              10.3 Lab Holdings, Inc. Facilities Sharing and Interim Services Agreement, dated as of June 1, 1998 (incorporated by reference to Exhibit 10.29 to the SLH Corporation Registration Statement on Form S-4, Registration No. 333-50253).

              27     Financial Data Schedule - as filed electronically by
the Registrant in conjunction with this Form 10-Q.

         (b)  Reports on Form 8-K:
              None.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Lab Holdings, Inc.

Date August 11, 1998                 By  /s/  Steven K. Fitzwater
                                        ----------------------------
                                        Steven K. Fitzwater
                                        Executive Vice President, Chief
                                        Operating and Financial Officer


Date August 11, 1998                 By  /s/  Linda K. McCoy
                                        ----------------------------
                                        Linda K. McCoy
                                        Vice President and
                                        Chief Accounting Officer