Form 10-Q
period 1998-09-30
LAB HOLDINGS INC
filed 1998-11-13
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q



          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        -----              SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended September 30, 1998

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
Number of shares outstanding of only class of Registrant's common stock as of
November 6, 1998:   $1 par value common - 6,489,103


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
--------------------------------------------------------------------------
                                                (unaudited)
                                                September 30,  December 31,
                                                    1998           1997
--------------------------------------------------------------------------
                                                       (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                     $   24,813        22,129
  Short-term investments                             1,330         2,648
  Accounts and notes receivable                     17,596        12,608
  Current income tax receivable                      1,902         1,400
  Inventories                                        1,537         2,203
  Real estate available for sale                     3,515         3,515
  Prepaid expenses and other current assets          2,694         2,459
  Deferred income taxes                              3,985         3,386
                                                  ----------------------
      Total current assets                          57,372        50,348
Property, plant and equipment                       24,016        10,441
Intangible assets                                   11,528        13,058
Deferred income taxes                                  433           858
Other assets                                            54            81
                                                  ----------------------
                                                $   93,403        74,786
                                                  ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $    4,385         3,367
  Bonds payable                                      1,850           --
  Accrued payroll and benefits                       4,144         4,530
  Other accrued expenses                               666           423
  Other current liabilities                            240           303
                                                  ----------------------
      Total current liabilities                     11,285         8,623
Bonds payable                                       18,051           --
                                                  ----------------------
      Total liabilities                             29,336         8,623
                                                  ----------------------
Minority interests                                   9,511         9,476
                                                  ----------------------
Stockholders' equity:
  Preferred stock of $1 par value.
    Authorized 3,000,000 shares; none issued           --            --
  Common stock of $1 par value.
    Authorized 24,000,000 shares;
    issued 7,500,000 shares                          7,500         7,500
  Paid-in capital                                    1,772         1,772
  Retained earnings                                 76,148        78,103
  Accumulated other comprehensive income (loss)       (720)         (544)
                                                  ----------------------
                                                    84,700        86,831
  Less cost of 1,010,897 shares of treasury stock   30,144        30,144
                                                  ----------------------
      Total stockholders' equity                    54,556        56,687
                                                  ----------------------
                                                $   93,403        74,786
                                                  ======================


See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



LAB HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------
                                                   (unaudited)
                                  Three Months Ended       Nine Months Ended
                                     September 30,            September 30,
                                   1998        1997         1998        1997
----------------------------------------------------------------------------
                                     (in thousands except share amounts)
Sales                         $   25,834      19,728       74,930      57,776
Cost of sales                     14,529      10,665       41,320      30,751
                                ---------------------    ---------------------
  Gross profit                    11,305       9,063       33,610      27,025
Selling, general and
  administrative                   8,605       7,393       24,888      26,575
                                ---------------------    ---------------------
  Earnings from operations         2,700       1,670        8,722         450
Investment income - net              (95)        364          561       4,564
Other income (expense)               (87)          2         (113)         86
                                ---------------------    ---------------------
  Earnings before income taxes     2,518       2,036        9,170       5,100
Income taxes                       1,129         403        4,040       9,976
                                ---------------------    ---------------------
  Earnings (loss) before
    minority interests             1,389       1,633        5,130      (4,876)
Minority interests                   412         301        1,245         899
                                ---------------------    ---------------------
  Earnings (loss) from continuing
    operations                       977       1,332        3,885      (5,775)
Loss from discontinued
  healthcare business                --          --           --       (2,342)
                                ---------------------    ---------------------
Net earnings (loss)           $      977       1,332        3,885      (8,117)
                                =====================    =====================
Basic earnings (loss) per share:
  Earnings (loss) from
    continuing operations     $      .15         .21          .60        (.89)
  Loss from discontinued
    healthcare business              --          --           --         (.36)
                                ---------------------    ---------------------
  Net earnings (loss)         $      .15         .21          .60       (1.25)
                                =====================    =====================

Diluted earnings (loss) per share:
  Earnings (loss) from
    continuing operations     $      .15         .21          .59        (.89)
  Loss from discontinued
    healthcare business              --          --           --         (.36)
                                ---------------------    ---------------------
  Net earnings (loss)         $      .15         .21          .59       (1.25)
                                =====================    =====================

Dividends                     $      .30         .30          .90         .90
Book value                    $     8.41        9.36         8.41        9.36
Weighted average shares
 outstanding                   6,489,103   6,489,103    6,489,103   6,488,488
Shares outstanding
  end of period                6,489,103   6,489,103    6,489,103   6,489,103

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity and Comprehensive Income Nine Months Ended Sept.30, 1998 (unaudited)
---------------------------------------------------------------------------
                                            Comprehensive     Stockholders'
                                                Income           Equity
---------------------------------------------------------------------------
                                                    (in thousands)
Common stock:
  Balance, beginning and end of period       $                      7,500
                                                                 --------

Paid-in capital:
  Balance, beginning and end of period                              1,772
                                                                 --------
Retained earnings:
  Balance, beginning of year                                       78,103
  Net earnings                                   3,885              3,885
  Cash dividends paid                         --------             (5,840)
                                                                 --------
  Balance, end of period                                           76,148
                                                                 --------
Accumulated other comprehensive income (loss)
  Balance, beginning of year                                         (544)

  Foreign currency translation                    (176)
  Tax expense                                        -
                                              --------
                                                  (176)              (176)
                                              --------           --------
  Balance, end of period                                             (720)
                                                                 --------

Less:
  Treasury stock:
  Balance, beginning and end of period                             30,144
                                                                 --------

    Totals                                   $   3,709             54,556
                                              ========           ========


See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
------------------------------------------------------------------
                                                    (unaudited)
                                                 Nine Months Ended
                                                     Sept. 30,
                                                 1998       1997
------------------------------------------------------------------
                                                  (In thousands)

OPERATING ACTIVITIES
Earnings (loss) from continuing operations  $    3,885     (5,775)
Adjustments to reconcile earnings(loss)
  from continuing operations to net cash
  provided by continuing operations:
    Depreciation and amortization                4,177      4,445
    Earnings applicable to minority interests    1,245        899
    Change in trading portfolio, net               614     34,426
    Change in accounts receivable               (4,988)    (3,608)
    Change in accounts payable                   1,017       (353)
    Income taxes and other, net                   (390)     6,332
                                              -------------------
      Net cash provided by continuing
        operations                               5,560     36,366
      Net cash used by discontinued
        healthcare business                        --      (1,006)
      Net cash provided by discontinued
        real estate operations                     --         581
                                              -------------------
      Total cash provided by operations          5,560     35,941
                                              -------------------

INVESTING ACTIVITIES
Sales of investments available for sale            --       1,350
Purchases of investments held to maturity       (5,461)   (15,894)
Maturities of investments held to maturity       6,202     13,485
Additions to property, plant
  and equipment, net                           (16,100)    (3,249)
Acquisition of assets                             (167)    (4,128)
Other, net                                      (1,212)    (1,109)
                                              -------------------
  Net cash used by investing activities        (16,738)    (9,545)
                                              -------------------
FINANCING ACTIVITIES
Proceeds from issuance of bonds                 19,900        --
Regular quarterly dividends paid                (5,840)    (5,840)
Cash portion of SLH dividend                       --     (19,590)
Net issuance of treasury stock pursuant to
  stock option plans                               --          (8)
                                              -------------------
  Net cash provided (used) by
    financing activities                        14,060    (25,438)
                                              -------------------
Effect of foreign currency translation            (198)       (28)
                                              -------------------
Net increase in cash and cash equivalents        2,684        930
Cash and cash equivalents at
  beginning of period                           22,129      4,957
                                              -------------------
Cash and cash equivalents at end of period  $   24,813      5,887
                                              ===================
Supplemental disclosures of cash flow information:
 Cash paid (received) during the year for:
  Interest                                  $      106        --
                                              ===================
  Income taxes, net                         $    4,711      2,550
                                              ===================

Supplemental disclosures of non-cash information:
  SLH dividend                              $      --      28,373
                                              ===================

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



LAB HOLDINGS, INC.
Notes to Consolidated Financial Statements
September 30, 1998 and 1997

(1) The interim financial information furnished herein is unaudited while the balance sheet at December 31, 1997 is derived from audited financial statements. In the opinion of management, the financial information reflects all adjustments which are necessary to fairly state Lab Holdings' financial position at September 30, 1998 and December 31, 1997 and the results of its operations and cash flows for the periods ended September 30, 1998 and 1997. All adjustments made in the interim period were of a normal recurring nature. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and therefore included in the financial statements are certain amounts based on management's informed estimates and judgments.
The financial information herein is not necessarily representative of a full year's operations because levels of sales, interest rates and other factors fluctuate throughout the fiscal year. These same considerations apply to all year to year comparisons. Certain 1997 amounts have been reclassified for comparative purposes with no effect on net earnings
(loss). See Lab Holdings' Annual Report pursuant to Section 13 to the Securities Exchange Act of 1934 (Form 10-K as amended) for additional information not required by this Quarterly Report on Form 10-Q.

This Quarterly report on Form 10-Q may contain "forward-looking statements," including projections, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements. Forward-looking statements involve known and unknown risks and uncertainties. They are usually identified by or are associated with such words such as "intend," " believe," "estimate," "expect," "anticipate," "hopeful," "should," "may" and similar expressions. Many factors could cause actual results to differ materially from those that may be expressed or implied in such forward-looking statements, including, but not limited to, the volume and pricing of laboratory tests performed by LabOne, competition, the extent of market acceptance of LabOne's testing services in the healthcare and substance abuse testing industries, general economic conditions and other factors detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission, including the Company's Current Report on Form 8-K dated October 23, 1998.

(2) On March 3, 1997, Lab Holdings distributed to its shareholders all of the outstanding shares of common stock of its wholly-owned subsidiary, SLH Corporation (SLH, now known as Syntroleum Corporation). For each shareholder of record on February 24, 1997, one share of SLH common stock was distributed for each four shares of Lab Holdings common stock owned. In connection with this distribution and pursuant to a Distribution Agreement between Lab Holdings and SLH, Lab Holdings transferred its real estate and energy businesses and miscellaneous assets and liabilities, including two wholly-owned subsidiaries, Scout Development Corporation and BMA Resources, Inc., to SLH. The net assets distributed to SLH totaled approximately $48 million. The spinoff was accounted for as a dividend. The Lab Holdings shareholders paid no consideration for any shares of SLH stock received in the distribution.

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

As a result of the SLH and Response distributions, Lab Holdings' principal asset consists of its approximate 81% ownership of LabOne, Inc. (LabOne).

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

                                                 Sept. 30, 1998
                                    -----------------------------------
                                    Earnings from
                                     Continuing               Per Share
                                     Operations    Shares      Amount
                                    -----------------------------------
Basic earnings per share           $  3,885,000    6,489,103     $ .60

Effect of dilutive securities:
  Lab Holdings stock options              --            --
  LabOne stock options                 (64,000)         --
                                    -----------------------------------
Dilutive earnings per share        $ 3,821,000    6,489,103      $ .59
                                    ===================================

                                                 Sept. 30, 1997
                                    -----------------------------------
                                     Loss from
                                     Continuing               Per Share
                                     Operations    Shares      Amount
                                    -----------------------------------
Basic loss per share               $(8,117,000)   6,488,488   $ (1.25)

Effect of dilutive securities:
  Lab Holdings stock options              --            --
  LabOne stock options                    --            --
                                    -----------------------------------
Dilutive loss per share            $(8,117,000)   6,488,488   $ (1.25)
                                    ===================================

Computation of dilutive loss per share at September 30, 1997 did not include the effect of stock options because to do so would have been antidilutive.

(6) LabOne operates in three lines of business: insurance risk appraisal testing, clinical diagnostic testing and substance abuse testing. The following table presents the Company's selected financial information for each segment.

                                Three Months Ended      Nine Months Ended
                                     Sept. 30,               Sept. 30,
                                 1998        1997       1998        1997
                                ------------------     ------------------
                                              (in thousands)
Sales
  Insurance risk
    appraisal testing           $ 16,677     15,206      51,071     45,532
  Clinical diagnostic testing      5,046      1,804      13,423      5,465
  Substance abuse testing          4,111      2,718      10,436      6,779
                                 -------------------    -------------------
    Total sales                 $ 25,834     19,728      74,930     57,776
                                 ===================    ===================

Operating Income (Loss)
  Insurance risk
    appraisal testing            $ 4,841      4,637      15,626     13,683
  Clinical diagnostic testing     (1,431)    (2,162)     (4,876)    (6,161)
  Substance abuse testing            128       (117)        (10)      (625)
  General corporate expense         (838)      (688)     (2,018)    (6,447)
                                 -------------------    -------------------
   Earnings from operations        2,700      1,670       8,722        450
  Investment income - net            (95)       364         561      4,564
  Other income (expense)             (87)         2        (113)        86
                                 -------------------    -------------------
   Earnings before income taxes  $ 2,518      2,036       9,170      5,100
                                 ===================    ===================

The assets classified as corporate increased significantly due to bond proceeds and construction of the new LabOne facility. There were no material changes in assets in the other segments or in the basis of segmentation or measurement of segment operating income or loss.

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

                                                            Sept. 30,
                                                        1998        1997
                                                       ------------------
                                                          (in thousands)

Net earnings (loss)                                  $  3,885      (8,117)
                                                       ------------------
Other comprehensive income
  Foreign currency translation                           (176)        (50)
  Tax expense                                              --          --
                                                       ------------------
    Total other comprehensive income                     (176)        (50)
                                                       ------------------
      Total Comprehensive Income                     $  3,709      (8,167)
                                                       ==================






ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS


Selected Financial Data
                              Three months ended       Nine months ended
                                 September 30,            September 30,
                             ----------------------  --------------------
                                1998        1997         1998        1997
                             ----------  ----------  ---------    -------

Sales                      $25,834,000  19,728,000   74,930,000 57,776,000
Earnings from operations   $ 2,700,000   1,670,000    8,722,000    450,000
Investment income - net    $   (95,000)    364,000      561,000  4,564,000
Earnings (Loss) from
  continuing operations    $   977,000   1,332,000    3,885,000 (5,775,000)
Loss from discontinued
  healthcare business      $        --          --           -- (2,342,000)
Net earnings (loss)        $   977,000   1,332,000    3,885,000 (8,117,000)

Basic earnings per share:
  Earnings (loss) from
   continuing operations   $       .15         .21          .60       (.89)
  Loss from discontinued
    healthcare business             --                       --       (.36)
  Net earnings (loss)      $       .15         .21          .60      (1.25)
Dividends per share        $       .30         .30          .90        .90
Book value per share       $      8.41        9.36         8.41       9.36



Introductory remarks about results of operations

Lab Holdings, Inc.'s (Lab Holdings or Registrant) principal asset consists of a majority ownership of LabOne, Inc. (LabOne), together with $6.7 million of related goodwill. Additionally, Lab Holdings has approximately $6.3 million of other net assets, consisting primarily of cash, short-term investments and income tax receivables. Prior to October 20, 1997, Lab Holdings was named Seafield Capital Corporation (Seafield). Seafield changed its name to Lab Holdings for better identification with its primary asset, the approximate 80.5% ownership of LabOne.

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

Additionally, Lab Holdings had investments in real estate, energy businesses and miscellaneous assets. On March 3, 1997, Lab Holdings distributed to its shareholders all of the outstanding shares of common stock of its wholly-owned subsidiary, SLH Corporation (SLH). In connection with this distribution and pursuant to a Distribution Agreement between Lab Holdings and SLH, Lab Holdings transferred its real estate and energy businesses and miscellaneous assets and liabilities to SLH. The SLH spin-off was accounted for as a dividend. On August 7, 1998, Syntroleum Corporation merged into SLH and SLH changed its name to Syntroleum Corporation.

LabOne provides high-quality laboratory testing services to insurance companies, physicians and employers.

LabOne provides risk-appraisal laboratory testing services to the insurance industry. The tests performed are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on specimens of individual life insurance policy applicants. LabOne also provides testing services on specimens of individuals applying for individual and group medical and disability policies.

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

Additionally, BlueCross BlueShield of Tennessee selected LabOne to provide routine outpatient laboratory testing services for BlueCare members throughout Tennessee effective February 1, 1998. BlueCare is BlueCross BlueShield of Tennessee's plan for Tenncare participants and covers approximately 350,000 members. LabOne's LBM programs, including BlueCare and the Lab Card program, have approximately 2.1 million lives enrolled.

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


THIRD QUARTER ANALYSIS

Revenues increased 31% to $25.8 million in the third quarter 1998 from $19.7 million in the third quarter 1997 due to increases in all of LabOne's business segments. Insurance segment revenue increased to $16.7 million during the third quarter 1998 as compared to $15.2 million in the same quarter last year. The increase was due to an increase in market share and an increase in oral fluid testing on applicants applying for smaller face-amount policies. The total number of insurance applicants tested in the third quarter 1998 increased by 10% as compared to the same quarter last year. Average revenue per applicant decreased 3% during the same periods due to competitive pricing pressures. Insurance kit and container revenue increased, due primarily to an increase in the number of blood and oral fluid kits sold.

Clinical (diagnostic) laboratory revenue increased 180% from $1.8 million in the third quarter 1997 to $5 million in 1998 due to a 117% increase in testing volumes and a 29% increase in the average revenue per patient. Substance abuse testing (SAT) revenue increased 51% from $2.7 million in the third quarter 1997 to $4.1 million in 1998 primarily due to increased testing volumes.

Cost of sales increased $3.9 million in the third quarter 1998 as compared to the prior year, due primarily to increases in supplies, inbound freight and outside laboratory testing and collection services. Laboratory supplies increased due to the increased specimen volumes tested in each segment. Insurance kit supplies increased due to the higher volume of kits sold. Inbound freight and outside laboratory testing and collection services increased primarily due to the increased specimen volumes in the clinical and SAT segments. Clinical cost of sales expenses were $3.7 million as compared to $2.2 million in the third quarter 1997. SAT cost of sales expenses were $2.5 million as compared to $2 million in the third quarter 1997.

As a result of the above factors, gross profit for the quarter increased $2.2 million (25%) from $9.1 million in the third quarter 1997 to $11.3 million in the third quarter 1998. Clinical gross profit increased to $1.3 million in the third quarter 1998 from a loss of $400,000 in the third quarter 1997. SAT gross profit increased to $1.3 million in the third quarter 1998 from $800,000 in the third quarter 1997.

LabOne's selling, general and administrative expenses increased $1 million (16%) in the third quarter 1998 as compared to the prior year, due primarily to increases in payroll expenses and bad debt accruals. These were partially offset by a decrease in depreciation expense. Clinical expenses, including allocated overhead, were $2.8 million as compared to $1.8 million in 1997. SAT expenditures, including allocations, were $1.2 million as compared to $900,000 last year. The overhead allocation to the clinical and SAT testing segments for the third quarter 1998 was $1.5 million as compared to an allocation of $900,000 in 1997.

Lab Holding's selling, general and administrative expenses increased to $431,000 in the third quarter 1998 from $283,000 in the third quarter of 1997. Prior to August 7, 1998, Lab Holdings received administrative services which were provided by SLH. As a result of SLH's merger on August 7, 1998, the previous services agreement with SLH was terminated and Lab Holdings' personnel are employed directly by Lab Holdings resulting in increased administration expenses during 1998's third quarter. Additionally, the spin-off distributions of SLH and Response during 1997 increased the tax return preparation costs during 1998's third quarter. Goodwill amortization of $368,000 associated with Lab Holdings' investment in LabOne was included in the third quarter operating results of both 1998 and 1997.

Consolidated earnings from operations increased to $2.7 million in 1998's third quarter from $1.7 million in the third quarter of 1997 primarily reflecting improvements in LabOne's operating results. LabOne's insurance segment operating income increased $204,000 to $4.8 million. The clinical segment improved $731,000 to an operating loss of $1.4 million. The SAT segment improved $245,000 from an operating loss of $117,000 in the third quarter 1997 to an operating gain of $128,000 in 1998.

Other investments include liquidity investments. The return on short-term investments is included in the investment income line in the consolidated statements of operations. Investment income decreased to a loss of $95,000 in 1998's third quarter from income of $364,000 in 1997's third quarter. The decrease was primarily attributable to unrealized losses of $445,000 on a short-term investment portfolio reflecting the decrease in the stock market during the third quarter. Trading portfolios are carried at market value for reporting purposes. Miscellaneous items produced a $87,000 loss in 1998's third quarter as compared to a gain of $2,000 in 1997's third quarter.

Tax expense increased to $1.1 million in 1998's third quarter from $403,000 in 1997's third quarter. The effective tax rate increased to 45% from 20% due primarily to the reversal of valuation allowances on deferred tax assets in the third quarter of 1997.

The combined effect of the above factors resulted in the third quarter 1998 earnings from continuing operations of $977,000, compared with $1.3 million from continuing operations in the third quarter 1997.



YEAR-TO-DATE ANALYSIS

Revenues in the nine month period ended September 30, 1998 were $74.9 million as compared to $57.8 million in the same period last year. The increase of approximately $17.2 million is due to increases in clinical laboratory revenue of $8 million, insurance laboratory revenue of $3.6 million, SAT revenue of $3.7 million and kit revenue of $2 million.

The total number of insurance applicants tested in the nine month period increased by 13% as compared to last year, while average revenue per applicant declined 3%. Kit and container revenue increased $2 million due primarily to an increase in the number of oral fluid and full blood kits sold.

Clinical laboratory revenue increased from $5.5 million during the first nine months of 1997 to $13.4 million for the same period in 1998 due to increased testing volumes and higher revenue per patient. SAT revenue increased from $6.8 million in 1997 to $10.4 million in 1998 due to a 51% increase in testing volumes.

Cost of sales increased $10.6 million year to date as compared to the prior year. This increase is due primarily to increases in laboratory and kit supplies, payroll expenses, inbound freight and outside laboratory services. Lab supplies increased 26% due to the larger volume of all specimen types processed, and insurance kit expense increased due to the higher volume of kits sold. Payroll increased 19%. Freight and outside testing increased primarily due to the substantial growth in clinical and SAT specimen volumes. Clinical cost of sales expenses were $10.7 million as compared to $6.1 million during the first nine months of 1997. SAT cost of sales expenses were $7.2 million as compared to $5.1 million during 1997.

As a result of the above factors, gross profit for the first nine months increased from $27 million in 1997 to $33.6 million in 1998. Clinical gross profit improved from a loss of $700,000 in 1997 to a gain of $2.8 million in 1998. SAT gross profit increased to $3.2 million in the first nine months of 1998 from $1.7 million last year.

LabOne's selling, general and administrative expenses increased $2.8 million (14%) in the nine month period ended September 30, 1998 as compared to the prior year due primarily to increases in payroll expenses and bad debt accruals. Payroll expense increased primarily due to a 18% increase in headcount and increased benefit expenses. These were partially offset by a decrease in depreciation expense. Clinical expenditures were $7.6 million as compared to $5.5 million in 1997. SAT expenses increased from $2.3 million in 1997 to $3.2 million in 1998. The overhead allocation to the clinical and SAT segments for the period was $3.9 million as compared to an allocation of $2.4 million in 1997.

Lab Holding's selling, general and administrative expenses decreased to $803,000 in the first nine months of 1998 from $5.4 million in the first nine months of 1997 as Lab Holding's significantly reduced its corporate structure after the SLH and Response distributions. Goodwill amortization of $1.1 million associated with Lab Holdings' investment in LabOne was included in the first nine months operating results of both 1998 and 1997.

Consolidated earnings from operations increased to $8.7 million in 1998's first nine months from $450,000 in the first nine months of 1997 reflecting both Lab Holdings reduction in corporate structure expenses and improvements in LabOne's operating results. LabOne's operating income increased from $6.9 million in the first nine months of 1997 to $10.6 million in 1998, primarily due to an increase in the insurance segment operating income of $1.9 million. The clinical segment had an operating loss of $4.9 million for the nine month period ended September 30, 1998 as compared to an operating loss of $6.2 million in 1997. The SAT segment improved from an operating loss of $625,000 in 1997 to a loss of $10,000 in 1998.

Other investments contributing earnings include liquidity investments. The return on short-term investments is included in the investment income line in the consolidated statements of operations. Investment income decreased to $561,000 in 1998's first nine months from $4.6 million in 1997's first nine months, which primarily reflected a $3 million gain by Lab Holdings on the sale of marketable common stock.

Tax expense decreased to $4 million in 1998's first nine months from approximately $10 million in 1997's first nine months. During 1997's first nine months, tax expense included the write off of approximately $5 million of the deferred income tax assets related to assets spun off in the SLH distribution and the write off of approximately $3.2 million of unused deferred income tax assets not utilized in the Response distribution.

The combined effect of the above factors resulted in earnings from continuing operations of $3.9 million for the first nine months of 1998 , compared with a loss from continuing operations of $5.8 million in the first nine months of 1997.

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

The combined effect of the above factors resulted in net earnings of $3.9 million or $0.60 basic earnings per share in the nine month period ended September 30, 1998 as compared to a net loss of $8.1 million or $1.25 basic loss per share in the same period last year.

Publicly-Traded Subsidiary

Lab Holdings' majority-owned subsidiary, LabOne, is publicly-traded. At September 30, 1998, based on the market prices of publicly-traded shares of this subsidiary, pretax unrealized gains of approximately $96.3 million on this investment were not reflected in either Lab Holdings' book value or stockholders' equity.


LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1998, at the holding company level, Lab Holdings had available for operations approximately $4.5 million in cash and short-term investments. Lab Holdings' working capital at September 30, 1998 decreased slightly to $5.8 million from $6.3 million at December 31, 1997.

On a consolidated basis, Lab Holdings had $26.1 million in cash and short-term investments at September 30, 1998. Current assets totaled approximately $57.4 million while current liabilities totaled $11.3 million. Accounts receivable increased $5 million or 40% from December 31, 1997 due to LabOne's increase in revenues for the nine month period.

Net cash provided by continuing operations totaled $5.6 million in 1998's first nine months compared with $36.4 million in 1997's first nine months, primarily reflecting net earnings in 1998, a net loss in 1997 and a $34 million net change in the trading portfolio in 1997. Additionally in 1997, the discontinued healthcare business used $1 million and discontinued real estate operations provided $581,000.

Net cash used by investing activities in 1998's first nine months totaled $16.7 million, as compared with $9.5 million in 1997's first nine months. The net cash used in 1998 primarily reflects LabOne's net additions to property plant and equipment related to construction of a new facility. Net cash used by investing activities in 1997's first nine months included a net increase in long-term investments of $2.4 million, $3.2 million of net additions to property, plant and equipment supporting expanded laboratory capacity and $4.1 million of intangible assets purchases by LabOne associated with its purchase of the assets and customer list of GIB Laboratories, Inc.

Net cash provided by financing activities of $14.1 million in 1998's first nine months reflects LabOne's proceeds form issuance of bonds on its new facility less Lab Holdings regular cash dividends to its shareholders totaling $5.8 million Net cash used by financing activities in 1997's first nine months totaled $25.4 million primarily due to the $19.6 million cash transferred to SLH and regular cash dividends of $5.8 million.

Lab Holdings is currently a holding company. Sources of cash are investment income and subsidiary dividends. The primary uses of cash for Lab Holdings are investments, operating expenses and dividends to shareholders.

LabOne paid regular quarterly dividends in 1998 and 1997. As an approximate 80.5% owner, Lab Holdings received $5.8 million of cash dividends from LabOne in 1998. LabOne's working capital position increased $4.9 million to $40.3 million at September 30, 1998 from $35.4 million at December 31, 1997. This increase is primarily due to bond proceeds and LabOne's cash provided by operations before changes in working capital exceeding capital additions and dividends paid.

LabOne's new facility project is expected to cost approximately $33 million and is being financed with an industrial revenue bond (IRB) approved by the City of Lenexa (Kansas), and signed during the third quarter of 1998. The $33 million IRB is split into three series. Series A consists of $20 million which has been sold publicly. Series B and C consists of $13 million which has been purchased by LabOne. LabOne expects to repay Series A over 11 years at approximately $1.85 million per year plus interest. Interest expense is based on a taxable seven day variable rate and is currently less than 6.5%, including all financing costs. Debt restrictions include, but are not limited to, a net worth covenant and an operating cash flow covenant. As of September 30, 1998, total capital expenditures for this project were $17.1 million.

LabOne had no short-term borrowings in the first nine months of 1998. LabOne expects to fund operations and future dividend payments from a combination of cash flows from operations and cash reserves.

LabOne is actively addressing Year 2000 computer concerns. LabOne has established an oversight committee which includes management from all parts of LabOne and meets periodically to review progress. LabOne's laboratory operating systems and its business processing systems were completely rewritten in the past ten years and were brought into compliance with Year 2000 date standards at that time. Non-IT systems, which include security systems, time clocks and heating and cooling systems, are being replaced with certified compliant systems as part of construction of the new facility. LabOne expects to complete all remaining internal Year 2000 objectives by the end of the first quarter, 1999.

Ongoing remediation efforts include regularly scheduled software upgrades and replacement of personal computers and associated equipment, and are not unique to the Year 2000 efforts. LabOne is assessing the Year 2000 preparation and contingency plans of its clients and vendors. LabOne has material relationships and dependencies with its primary telecommunications provider, Sprint Corp., its inbound shipping provider, Airborne Express, and municipal services providers. In the event of a service interruption, LabOne has the ability to switch telecommunications services to AT&T at any time, and maintains backup electrical generators capable of meeting its electrical needs. LabOne currently tracks and controls routing of its inbound specimens and can use USPS, airlines and other common carriers or express delivery services in the event of delivery problems with Airborne Express. LabOne currently maintains approximately 8 weeks supply of most laboratory supplies, and does not expect significant problems in obtaining supplies. LabOne continues to review the Year 2000 plans of these providers, and does not currently expect significant problems in these areas, however, there can be no assurance that the systems of clients and vendors will be converted to address Year 2000 problems in a timely and effective manner or that such conversions will be compatible with LabOne's computer systems.

Resources dedicated to the remaining effort are expected to cost less than $300,000 over the next 18 months and are not considered a material expense to LabOne. These efforts have not caused delay to LabOne's other ongoing information systems projects. LabOne has not hired any outside consultants or other independent validation providers at this time, and does not expect to do so.

There can be no assurance that LabOne's adjustments to its computer systems will completely eliminate all Year 2000 problems. In addition, a failure to properly address the Year 2000 problem could have a material adverse effect on LabOne's business, financial condition and results of operations.

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



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         (a)  Changes in Securities:  None

         (b) The City of Lenexa, Kansas, has issued its Taxable Industrial Revenue Bonds in the amount of $20 million to provide financing for LabOne's acquisition, construction and equipping of its new 270,000 square foot office, lab and warehouse facility in Lenexa, Kansas pursuant to a Lease Agreement between LabOne and the City of Lenexa. Commerce Bank, N.A. has provided a direct pay letter of credit to insure payment of the Bonds pursuant to the Lease Agreement and a Reimbursement Agreement between Commerce Bank and LabOne. The Company has also entered into a letter agreement with Commerce Bank pursuant to which the Company has agreed to use its best efforts to cause LabOne to satisfy its obligations to Commerce Bank under the Reimbursement Agreement. LabOne is required under the Reimbursement Agreement to maintain a net worth of $40 million, a tangible net worth of $20 million and a quarterly debt service coverage of not less than 3 to 1. At September 30, 1998, LabOne's net worth was $51 million and its book tangible net worth was $46 million. The above referenced agreements are appended hereto as Exhibits 4.1 to 4.4.

              Under the Missouri General Corporation Law, no dividends to stockholders may be declared or paid at a time when the net assets of the corporation are less than its stated capital or when the payment thereof would reduce the net assets of the corporation below its stated capital. At September 30, 1998, the net assets of Lab Holdings exceeded its stated capital by $47,056,000.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Securities Holders

         None.

Item 5.  Other Information

         The Board of Directors is considering the adoption of a rights agreement to replace the Rights Agreement dated April 5, 1988, as amended, which is filed as Exhibits 4.1, 4.3, 4.4 and 4.5 to the Company's Form 10-K for the year ended December 31, 1997, and which expired earlier this year.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

         4.1 Trust Indenture dated as of September 1, 1998, between the City of Lenexa, Kansas and Intrust Bank, N.A. related to the issuance of Taxable Industrial Revenue Bonds for the LabOne, Inc., Facility Project (incorporated by reference to Exhibit 4.1 of the LabOne, Inc. Form 10-Q for the quarter ended September 30, 1998).

         4.2 Lease Agreement dated as of September 1, 1998 between the City of Lenexa, Kansas and LabOne, Inc. related to the Trust Indenture filed as Exhibit 4.1 to the Company's Report on Form 10-Q for the quarter ended September 30, 1998 (incorporated by reference to Exhibit 4.2 of the LabOne, Inc. Form 10-Q for the quarter ended September 30, 1998).

         4.3 Reimbursement Agreement dated as of September 1, 1998 between LabOne, Inc. and Commerce Bank, N.A. related to Exhibits 4.1 and 4.2 to the Company's Report on Form 10-Q for the quarter ended September 30, 1998 (incorporated by reference to Exhibit 4.3 of the LabOne, Inc. Form 10-Q for the quarter ended September 30, 1998).

         4.4 Letter agreement dated September 4, 1998, between the Company and Commerce Bank, N.A. relating to the Company's obligations with respect to the Reimbursement Agreement and letters of credit to be issued thereunder that is filed as Exhibit 4.3 to the Company's Report on Form 10-Q for the quarter ending September 30, 1998.

        10.1 Copy of employment agreement between the Company and P. Anthony Jacobs, the President and Chief Executive Officer of the Company.

        10.2  Copy of employment agreement between the Company and Steven
K. Fitzwater, the Executive Vice President and Chief Operating and Financial Officer of the Company.

        10.3 Copy of employment agreement between the Company and Linda K. McCoy, the Vice President and Chief Accounting Officer of the Company.

        10.4  1997 Directors' Stock Option Plan, as amended.

        10.5 Form of Option Agreement for options granted under the 1997 Director's Stock Option Plan, as amended.

        27    Financial Data Schedule - as filed electronically by the
Registrant in conjunction with this Form 10-Q.

         (b)  Reports on Form 8-K:

              A Form 8-K current report dated October 16, 1998 was filed with the Commission reporting under Other Events that the Registrant's 81% owned subsidiary, LabOne, Inc., had entered into an agreement to acquire Systematic Business Services, Inc.

              A Form 8-K current report dated October 23, 1998 was filed with the Commission providing under Other Events a cautionary statement in order to obtain the benefits of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Lab Holdings, Inc.

Date November 11, 1998               By  /s/  Steven K. Fitzwater
                                        ----------------------------
                                        Steven K. Fitzwater
                                        Executive Vice President, Chief
                                        Operating and Financial Officer


Date November 11, 1998               By  /s/  Linda K. McCoy
                                        ----------------------------
                                        Linda K. McCoy
                                        Vice President and
                                        Chief Accounting Officer