Form 10-K405
period 1998-12-31
LAB HOLDINGS INC
filed 1999-03-31
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C.  20549
                             FORM 10-K

(Mark One)
   X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------ EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998
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
   Yes    X        No
      -------         -------
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                                   ---

Approximate aggregate market value of voting stock held by non-affiliates of Registrant: $104,231,217 (based on closing price as of March 5, 1999)

Number of shares outstanding of only class of Registrant's common stock as of March 5, 1999: $1 par value common - 6,489,103

Documents incorporated by reference:
No documents listed on the cover of Form 10-K are incorporated herein.



                               PART I.

ITEM 1. BUSINESS.

Background.

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

Registrant is a holding company that is primarily engaged in the business of managing its investment in LabOne, Inc. At December 31, 1998, LabOne was 80.5% owned by the Registrant. LabOne provides laboratory testing services on a world-wide basis for insurance risk appraisal, clinical use in the healthcare industry and employee screening for substance abuse

In the past, various operating subsidiaries of Registrant have provided risk-appraisal laboratory testing services to the insurance industry, clinical testing services to the healthcare industry, and comprehensive cancer treatment management. In addition, Lab Holdings had investments in early-stage healthcare technology companies and either directly or through subsidiaries, also held interests in energy investments, marketable securities and real estate.

On March 3, 1997, Lab Holdings distributed to its shareholders all of the outstanding shares of common stock of its wholly-owned subsidiary, SLH Corporation (SLH). In connection with this distribution and pursuant to a Distribution Agreement between Lab Holdings and SLH, Lab Holdings transferred its real estate and energy businesses and miscellaneous assets and liabilities to SLH. The SLH spin-off was effected as a taxable dividend by Lab Holdings. As a result of the SLH distribution, Lab Holdings' principal assets consisted of its stock holdings in LabOne, Inc. (LabOne) and Response Oncology, Inc. (Response). SLH is now known as Syntroleum Corporation. See Item 7 and Notes to Consolidated Financial Statements for additional information.

Lab Holdings had a majority ownership position in Response. Response is a publicly-traded company (NASDAQ-ROIX). On February 26, 1997, Lab Holdings converted a $23.5 million Response note receivable and accrued interest into 3,020,536 shares of Response common stock. The conversion increased Lab Holdings' ownership of Response shares outstanding from 56% at December 31, 1996 to approximately 67%.

On July 25, 1997, Lab Holdings distributed to its shareholders all the shares of common stock of Response owned by Lab Holdings. Response's operations are presented as a discontinued healthcare business in Lab Holdings' financial statements. The second quarter 1997 was the last period in which Response significantly impacted Lab Holdings' operating results. The distribution of Response stock was effected as a taxable dividend by Lab Holdings. See Item 7 and Notes to Consolidated Financial Statements for additional information.

In 1997, Lab Holdings entered into an agreement with SLH whereby SLH provided accounting and administrative services and record storage space for Lab Holdings. Under this agreement, Lab Holdings paid $75,000 annually for these services and storage space. On August 7, 1998, SLH merged with Syntroleum Corporation and changed its name to Syntroleum Corporation. Effective with this merger, Lab Holdings terminated its 1997 services agreement with SLH and entered into a facilities sharing agreement with Syntroleum whereby Syntroleum provides office facilities and record storage space in exchange for Lab Holdings' personnel providing services related to the historical information of SLH and its subsidiaries.

Proposed Merger.

On March 8, 1999, Lab Holdings and its subsidiary, LabOne, announced that the Boards of Directors of both companies had approved an agreement to merge the two companies.

Under the merger agreement, Lab Holdings name will be changed to LabOne, Inc., its management will consist of LabOne management and its board will consist of nine of the current LabOne directors as well as three new independent non-management directors.

Stockholders of Lab Holdings will have each of their Lab Holdings shares split immediately before the merger into 1.5 shares. Stockholders of LabOne, other than Lab Holdings, may elect to have each of their existing LabOne shares exchanged for one share of the combined company or $12.75 in cash or a combination of cash and shares. However, if the cash election shares exceed a cash limit of $16.6 million (approximately 50% of eligible shares), then the cash will be allocated on a pro rata basis among the cash election shares.

Lab Holdings now owns 80.5% of LabOne. If none of the LabOne stockholders elect to receive cash, Lab Holdings stockholders will own approximately 78.9% of the combined company and stockholders of LabOne, other than Lab Holdings, will own about 21.1% of the combined company after the merger.

As reported in the Lab Holdings Report on Form 8-K dated March 7, 1999, the combination of the two companies is designed to position LabOne so that it may continue its growth both internally and by acquisition as it implements LabOne's diversification strategy. This will also allow Lab Holdings stockholders to enjoy the benefits of a direct investment in LabOne and its excellent management team while eliminating duplicate holding company management and administrative costs.

The merger is expected to close in June or July following the satisfaction of a number of closing conditions. These include approval by the holders of two-thirds of the outstanding Lab Holdings shares and a majority of the shares voted by LabOne stockholders other than Lab Holdings and its affiliates. Financing must also be obtained sufficient to satisfy cash elections after the use of available cash of LabOne and Lab Holdings. Stockholder meetings to vote on the proposed merger will be scheduled as soon as a registration statement becomes effective with the Securities and Exchange Commission and proxy materials are finalized. Lab Holdings expects to file the registration statement in April.

The offering of Lab Holdings common stock in the merger will only be made by means of the Joint Proxy Statement/Prospectus. That document will contain detailed information about the proposed merger.

The Lab Holdings Report on Form 8-K, dated March 7, 1999, which is incorporated herein by reference, includes a copy of the Merger
Agreement and the text of the press release announcing the merger.

Employees.

Lab Holdings had three full time and two part time employees as of December 31, 1998. None of the employees is represented by a labor union and Lab Holdings believes its relations with employees are good.

Subsidiaries.

The following list shows the Registrant and each subsidiary corporation of which Registrant owned a majority interest at December 31, 1998, together with the ownership percentage and state or country of incorporation. See Item 7 and Notes to Consolidated Financial
Statements for additional information.

Lab Holdings, Inc.  (Missouri)
    LabOne, Inc.  (Delaware)                                    80.5%
        Lab One Canada Inc.  (Canada)                            100%
        Systematic Business Services, Inc. (Missouri)            100%

Forward Looking Statements.

This Annual Report on Form 10-K may contain "forward-looking statements," including, but not limited to: projections of revenues, income or loss, capital expenditures, the payment or non-payment of dividends and other financial items, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements. Forward-looking statements involve known and unknown risks and uncertainties. Many factors could cause actual results to differ materially from those that may be expressed or implied in such forward-looking statements, including, but not limited to, the volume and pricing of laboratory tests performed by LabOne, competition, the extent of market acceptance of LabOne's testing services in the healthcare and substance abuse testing industries, market acceptance of the Lab Card program, intense competition, the loss of one or more significant customers, general economic conditions and other factors detailed from time to time in Lab Holding's reports and registration statements filed with the Securities and Exchange Commission, including Lab Holding's Current Report on Form 8-K dated October 23, 1998, which is incorporated herein by reference.


               INFORMATION CONCERNING LABONE, INC.

Information concerning LabOne, Inc. has been obtained from its Form 10-K for the year ended December 31, 1998.

The Registrant's subsidiary, LabOne, Inc., was 80.5% owned by the Registrant and 19.5% publicly held at December 31, 1998. LabOne is a publicly-traded stock (NASDAQ-LABS). LabOne provides laboratory and investigative services for the insurance industry, clinical testing services for the healthcare industry and substance abuse testing services for employers. LabOne, together with its wholly-owned subsidiaries, Lab One Canada Inc. and Systematic Business Services, Inc. (SBSI), hereinafter collectively referred to as LabOne, is the largest provider of life insurance laboratory testing services in the United States and Canada. See Notes to Consolidated Financial Statements for financial information regarding foreign operations.

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

Effective October 30, 1998, LabOne acquired Systematic Business Services, Inc., a Missouri corporation. SBSI provides telephone inspections, motor vehicle reports, attending physician statements, and claims investigation services to life and health insurers nationwide.

LabOne's clinical testing services are provided to the healthcare industry to aid in the diagnosis and treatment of patients. LabOne operates only one highly automated and centralized laboratory, which LabOne believes has significant economic advantages over other conventional laboratory competitors. LabOne markets its clinical testing services to the payers of healthcare--insurance companies and self-insured groups. LabOne does this through exclusive arrangements with managed care organizations and through Lab Cardr, a Laboratory Benefits Management (LBM) program.

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

Services Provided by LabOne

LabOne - Insurance Services:

Insurance companies require an objective means of evaluating the insurance risk posed by policy applicants in order to establish the appropriate level of premium payments or to determine whether to issue a policy. Because decisions of this type are based on statistical probabilities of mortality and morbidity, insurance companies generally require quantitative data reflecting the applicant's general health. Standardized laboratory testing, tailored to the needs of the insurance industry and reported in a uniform format, provides insurance companies with an efficient means of evaluating the mortality and morbidity risks posed by policy applicants. The use of standardized blood, urine and oral fluid testing has proven a cost-effective alternative to individualized physician examinations, which utilize varying testing procedures and reports.

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

In association with Lincoln National Risk Management, LabOne provides electronic data collection services and software to enable insurance companies to receive data directly into their underwriting systems. LabOne offers LabOne NET, a combination network/software product that provides a connection for insurance underwriters for ordering and delivery of risk assessment information such as laboratory results, motor vehicle reports and other applicant information. LabOne handles paramedical examination paperwork and assist with administration of data for insurance underwriting. Additionally, LabOne can obtain attending physician statements, telephone inspections, motor vehicle reports, and perform claims investigation through its subsidiary, SBSI.

LabOne - Clinical Services:

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

LabOne has established the Lab Card(registered trademark) Program as a vehicle for delivering out-patient laboratory services. The Lab Card Program is marketed to healthcare payers (self-insured groups and insurance companies), allowing them to avoid price mark-ups and cost shifting. The Lab Card Program provides laboratory testing at reduced rates as compared to traditional laboratories. It uses a unique benefit design that shares the cost savings with the patient, creating an incentive for the patient to help direct laboratory work to LabOne. Under the Program, the patient incurs no out-of-pocket expense when the Lab Card is used, and the insurance company or self-insured group receives substantial savings on its laboratory charges.

LabOne has several exclusive arrangements with Managed Care
Organizations (MCO's).  The two most significant are Principal
Healthcare of Kansas City and BlueCross BlueShield of Tennessee. With these arrangements, LabOne contracts with the MCO, and they direct all testing for their members through LabOne.

LabOne - Substance Abuse Testing Services:

LabOne markets substance abuse testing to large companies, third party administrators and occupational health providers. Certification by SAMHSA enables LabOne to offer substance abuse testing services to federally regulated industries.

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

LabOne - Segment Information

The following table summarizes LabOne's revenues from services provided to the insurance, clinical and substance abuse testing markets:

                               Year ended December 31,
                         1998             1997            1996
                      ------------    ------------    ------------
                                (Dollars in thousands)

Insurance             $ 69,149  68%     $61,998  79%    $50,801   85%
Clinical                18,600  18%       7,512   9%      3,942    7%
Substance abuse         14,478  14%       9,416  12%      4,689    8%
                       -------           ------          ------
   Total              $102,227          $78,926         $59,432
                       =======           ======          ======

(See Note 4 of Notes to Consolidated Financial Statements for operating income and identifiable assets by segment.)

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

LabOne - Regulatory Affairs

The objective of the regulatory affairs department is to ensure that accurate and reliable test results are released to clients. This is accomplished by incorporating both internal and external quality assurance programs in each area of the laboratory. In addition, quality assurance specialists share the responsibility with all LabOne employees of an ongoing commitment to quality and safety in all laboratory operations. Internal quality and education programs are designed to identify opportunities for improvement in laboratory services and to meet all required safety training and education issues. These programs help ensure the reliability and confidentiality of test results.

Procedure manuals in all areas of the laboratory help maintain uniformity and accuracy and meet regulatory guidelines. Tests on control samples with known results are performed frequently to maintain and verify accuracy in the testing process. Complete documentation provides record keeping for employee reference and meets regulatory requirements. All employees are thoroughly trained to meet standards mandated by OSHA in order to maintain a safe work environment. Superblind Testing Service(trademark) controls are used to challenge every aspect of service at LabOne from specimen arrival through final billing. Approximately 500 sample kits are prepared and submitted anonymously each month. These samples have at least 15 different indicators each representing over 7,500 challenges to the testing, handling and reporting procedures. Specimens requiring special handling are evaluated and verified by control analysis personnel. A computer edit program is used to review and verify clinically abnormal results, and all positive HIV antibody and drugs-of-abuse records. As an external quality assurance program, LabOne participates in a number of proficiency programs established by the College of American Pathologists (CAP), the American Association of Bioanalysts and the Centers for Disease Control. LabOne is accredited by CAP.

Even though only a small portion of LabOne's business encompasses fee-for-service Medicare/Medicaid, LabOne has appointed a Chief Compliance Officer and nine Co-Compliance Officers. Additionally, LabOne has developed the LabOne Compliance Plan, based on the Model Compliance Plan recommended by the Office of Inspector General (OIG) of the Department of Health and Human Services to ensure compliance with anti-fraud and abuse laws and rules governing federally-financed reimbursement for lab testing services.

LabOne is licensed under the Clinical Laboratory Improvement
Amendments (CLIA) of 1988. LabOne has additional licenses for substance abuse testing from the State of Kansas and all other states where such licenses are required. LabOne is certified by SAMHSA to perform testing to detect drugs of abuse in federal employees and in workers governed by federal regulations.

Congress recently enacted the Health Insurance Portability and Accountability Act of 1996. As a transmitter of health information in electronic form, LabOne will be required to maintain administrative, technical and physical safeguards to protect the integrity and confidentiality of healthcare information against unauthorized uses or disclosures. HIPAA will also require LabOne to convert healthcare information to electronic form that had previously been required under state law to be maintained in paper form. Compliance with HIPAA regulations may be required as early as the fall of 2001.

LabOne - Sales and Marketing

LabOne's client base consists primarily of insurance companies in the United States and Canada. LabOne believes that its ability to provide prompt and accurate results on a cost-effective basis and its responsiveness to customer needs have been important factors in servicing existing business.

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

Substance abuse marketing efforts are primarily directed at Fortune 1000 companies, occupational health clinics and third party administrators. LabOne's strategy is to offer quality service at competitive prices. The sales force focuses on LabOne's ability to offer multiple reporting methods, next flight out options, dedicated client service representatives and rapid reporting of results.

LabOne - Competition

LabOne believes that the insurance laboratory testing market in the United States and Canada is approximately a $130 million industry. LabOne currently services more than half the market. LabOne has maintained its market leadership through the development of long term client relationships, its reputation for providing quality products and services at competitive prices, and its battery of tests which are tailored specifically to an insurance company's needs. LabOne has two other main laboratory competitors, Osborn Laboratories, Inc. and Clinical Reference Laboratory.

The insurance testing industry continues to be highly competitive.
The primary focus of the competition has been on pricing. This continued competition has resulted in a decrease in LabOne's average price per test. It is anticipated that prices may continue to decline in 1999. LabOne continues to develop innovative data management services that differentiate its products from competitors. These services enable LabOne's clients to expedite the underwriting process, saving time and reducing underwriting costs.

The outpatient clinical laboratory testing market is a $20 billion industry which is highly fragmented and very competitive. LabOne faces competition from numerous independent clinical laboratories and hospital- or physician-owned laboratories. Many of LabOne's competitors are significantly larger and have substantially greater financial resources than LabOne. LabOne is working to establish a solid client base through the use of Lab Card and the establishment of exclusive arrangements to provide laboratory services with large groups and managed care entities.

LabOne's business plan is to be the premier low-cost provider of high-quality laboratory services to self-insured employers and insurance companies in the healthcare market. LabOne feels that its superior quality and centralized, low-cost operating structure enable it to compete effectively in this market.

LabOne competes in the substance abuse testing market nationwide. There are presently 71 laboratories that are SAMHSA certified. LabOne's major competitors are the three major clinical chains, Laboratory Corporation of America, Quest Diagnostics and Smith Kline Beecham Laboratories, who collectively constitute approximately two-thirds of the substance abuse testing market. LabOne's focus is fast turnaround with high quality, low cost service.

LabOne - Foreign Markets

Lab One Canada Inc. markets insurance testing services to Canadian clients, with laboratory testing performed in the United States. The following table summarizes the revenue, profit and assets applicable to LabOne's domestic operations and its subsidiary, Lab One Canada, Inc.

                                   Year ended December 31,
                               1998         1997*          1996
                               ----         ----           ----
                                        (In millions)

Sales:
   United States              $95.7          72.4          53.1
   Canada                       6.5           6.6           6.4

Operating Profit:
   United States               14.2           2.0           2.4
   Canada                       0.3           0.6           0.7

Identifiable Assets:
   United States               83.8          56.8          62.1
   Canada                       2.8           3.2           2.7

*1997 United States operating profit includes a one-time write-off of $6.6 million. See Notes to Consolidated Financial Statements for additional information.

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

LabOne - Employees

As of March 1, 1999, LabOne had 895 employees, including 23 part-time employees, representing an increase of 230 employees from the same time in 1998. The addition of SBSI accounts for approximately 65% of the increase. None of LabOne's employees are represented by a labor union. LabOne believes its relations with employees are good.



ITEM 2.  PROPERTIES.

Properties of Registrant

On March 3, 1997, Registrant distributed to its shareholders the stock of SLH. In connection with this distribution, Registrant transferred its office lease and the real estate subsidiary and other assets and liabilities to SLH, subject to SLH agreeing to make necessary office space available to the Registrant to the extent necessary to permit the Registrant to conduct its operations. On August 7, 1998, SLH merged with its subsidiary, Syntroleum Corporation, and changed its name to Syntroleum Corporation. Effective with this merger, Registrant terminated its previous services agreement with SLH and entered into a facilities sharing agreement with Syntroleum whereby Syntroleum provides approximately 3,400 square feet of office facilities and record storage space in exchange for Registrant's personnel providing services related to the historical information of SLH and its subsidiaries. The office is located at 5000 W. 95th Street, Suite 260, Shawnee Mission, Kansas. The term of the lease expires on April 30, 2000. See Items 1 and 7 and Notes to Consolidated Financial Statements for additional information regarding the SLH distribution.

On December 26, 1998, LabOne started moving into its new 268,000 square foot, custom-designed facility located in Lenexa, Kansas, approximately 15 miles from Kansas City, Missouri. This facility consolidates LabOne's laboratory, administrative and warehouse functions into one building. The facility is owned by LabOne and is financed through $20 million in industrial revenue bonds issued by the City of Lenexa, Kansas in September 1998. The testing laboratory has certain enhancements that improve the efficiency of operations. Conveyor systems transport inbound test kits from the receiving area to the laboratory and remove waste after the opening process. All automated testing equipment requiring purified water is linked directly to a centralized water-purification system. Over 50,000 square feet of raised flooring allows laboratory instruments and PC's to be arranged or moved quickly and easily. The security system includes proximity card readers to control access and a ceiling detector system to prevent foreign substances from being thrown into the laboratory. In addition, three diesel generators and a UPS battery system are on-line in the event of electrical power shortage. These back-up power sources allow specimen testing and data processing to continue until full power is restored, thus assuring LabOne's clients of continuous laboratory operation.

SBSI utilizes two facilities in Independence, Missouri under five year leases expiring in 2003. LabOne leases ten locations in Northern California and nine in the Midwest which serve as LabOne Service Centers (LSC's). These facilities provide specimen collection services for patients and are typically located in medical office buildings. Lab One Canada Inc. leases office space in Ontario Canada, which is used for sales and client services. This lease expires in 2000. Additionally, Lab One Canada Inc. leases space in Quebec Canada for assembly and distribution of specimen collection kits for Canadian insurance testing. This lease expires in 2000.

LabOne also owns two buildings which are currently under contract to be sold in the first and second quarters of 1999. Prior to moving to the new facility, these buildings were used for laboratory operations, administrative offices and data processing. LabOne's lease on its former warehouse facility expired in February 1999.



ITEM 3.  LEGAL PROCEEDINGS.

During 1998, the Registrant was not a party to any material overtly threatened or pending litigation, claims or assessments.

In the normal course of business, LabOne had certain lawsuits pending at December 31, 1998.

The Comptroller of the State of Texas has conducted an audit of LabOne for sales tax compliance and contends that LabOne's insurance laboratory testing services are taxable under the Texas tax code and has issued an audit assessment, including interest and penalties, of approximately $1.9 million. LabOne has appealed this assessment arguing that its services do not fit within the definition of insurance services under the Texas code. The assessment is under review by the Texas State Hearing Attorney.

LabOne's management reports, that in its opinion, after consultation with LabOne legal counsel and based upon currently available information, none of these lawsuits are expected to have a material impact on the financial condition or results of operations of LabOne. No provisions for loss related to litigation are included in the accompanying consolidated financial statements.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters have been submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.


                             PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

Registrant's common stock trades on the Nasdaq Stock Market under the symbol "LABH". As of February 26, 1999, the outstanding shares were held by 1,704 stockholders of record. High and low sales prices for each quarter of 1998 and 1997 are included in the table of quarterly financial data in Note 14 of the Notes to Consolidated Financial Statements. Also set forth in the table are quarterly dividends paid per share. Registrant's payment of future dividends will be at the discretion of its board of directors and can be expected to be dependent upon a number of factors, including future earnings, financial condition, cash needs and general business conditions. The dividend-paying capabilities of subsidiaries may be restricted as to their transfer to the parent company.



ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes certain selected financial information and operating data regarding Lab Holdings. This information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 14 (a)(1) and (2) "Consolidated Financial Statements and Schedule." The balance sheet data as of December 31, 1998, 1997, 1996, 1995 and 1994, and the statement of operations data for each of the years in the five-year period ended December 31, 1998, have been derived from Lab Holdings' consolidated financial statements, which have been audited by KPMG LLP, Lab Holdings' independent certified public accountants.


December 31,            1998      1997      1996      1995      1994
---------------------------------------------------------------------
                     (In thousands except share and per share amounts)

REVENUES           $  102,227    78,926    61,878    75,246    86,027
                      ===============================================

OPERATING EARNINGS (LOSS)
Earnings (loss) from
  continuing
  operations       $    5,148    (7,855)   (4,226)   (1,826)     (276)
Earnings (loss) from
  discontinued
  healthcare business     --     (2,342)      682     1,078    (1,596)
Loss from discontinued
  real estate
  operations              --        --     (1,452)   (6,600)   (2,904)
                      -----------------------------------------------
Net earnings (loss)$    5,148   (10,197)   (4,996)   (7,348)   (4,776)
                      ===============================================

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Earnings (loss) from
  continuing
  operations       $      .79     (1.21)     (.65)     (.28)     (.03)
Earnings (loss) from
  discontinued
  healthcare business      --      (.36)      .10       .17      (.25)
Loss from discontinued
  real estate
  operations               --        --      (.22)    (1.03)     (.46)
                      -----------------------------------------------
Net earnings (loss)$      .79     (1.57)     (.77)    (1.14)     (.74)
                      ===============================================

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Earnings (loss) from
  continuing
  operations       $      .78     (1.21)     (.65)     (.28)     (.03)
Earnings (loss) from
  discontinued
  healthcare business      --      (.36)      .10       .17      (.25)
Loss from discontinued
  real estate
  operations               --        --      (.22)    (1.03)     (.46)
                      -----------------------------------------------
Net earnings (loss)$      .78     (1.57)     (.77)    (1.14)     (.74)
                      ===============================================

Cash dividends     $     1.20      1.20      1.20      1.20      1.20
Book value         $     8.48      8.74     26.84     28.96     31.50

Average shares
  outstanding
  during the year   6,489,103 6,488,643 6,477,878 6,433,989 6,374,837

Shares outstanding
  end of year       6,489,103 6,489,103 6,483,934 6,461,061 6,378,261

Total assets       $   98,643    74,786   196,783   198,018   234,196
Long-term debt     $   18,097       --        --        --          8



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

Introductory remarks about results of operations

The principal assets of Lab Holdings, Inc. (Lab Holdings or
Registrant) consist of an 80.5% ownership of LabOne, Inc. (LabOne) and approximately $5 million in cash and short term investments.

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

Prior to October 20, 1997, Lab Holdings was named Seafield Capital Corporation (Seafield). Seafield changed its name on that date to Lab Holdings for better identification with its primary asset, the approximate 80.5% ownership of LabOne.

On March 8, 1999, Lab Holdings and its subsidiary, LabOne, announced that the boards of directors of both companies had approved a definitive agreement to merge the two companies. Under the merger agreement, LabOne is to be merged into Lab Holdings, but the survivor's name will be changed to "LabOne, Inc." Stockholders of Lab Holdings will have each of their Lab Holdings shares split immediately before the merger into 1.5 shares of the survivor. Stockholders of LabOne, other than Lab Holdings, will be entitled to elect to have each of their existing LabOne shares exchanged for one share of the survivor or $12.75 in cash or a combination of cash and shares. If the cash election shares exceed a cash limit of $16.6 million, then the cash will be allocated on a pro rata basis among the cash election shares. See Item 1 for additional information and the Company's Report on Form 8-K dated March 7, 1999, which is incorporated herein by reference. The offering of Lab Holdings common stock in the merger will only be made by means of the Joint Proxy Statement/Prospectus.


1998 Compared to 1997

Insurance, Clinical and Substance Abuse Testing Segments:

LabOne's revenue for the year ended December 31, 1998 was $102.2 million as compared to $78.9 million in 1997. The increase of $23.3 million, or 30%, was due to increases in clinical laboratory revenue of $11.1 million, insurance services revenue of $7.2 million and SAT revenue of $5.1 million. Clinical laboratory revenue increased from $7.5 million during 1997 to $18.6 million in 1998 primarily due to increased testing volumes. The insurance services segment revenue increased from $62 million in 1997 to $69.1 million due to an increase in the total number of insurance applicants tested and an increase in non-laboratory services, including SBSI revenue of $1.3 million, partially offset by a 3% decrease in the average revenue per applicant. SAT revenue increased from $9.4 million in 1997 to $14.5 million in 1998 primarily due to a 48% increase in testing volumes.

LabOne's cost of sales increased $14.7 million, or 35%, for the year as compared to the prior year. This growth is primarily due to increases in inbound freight, laboratory and kit supplies and payroll expenses due to the larger specimen volume for all three business segments. Insurance segment cost of sales expenses were $32.3 million as compared to $26.7 million during 1997. Clinical cost of sales expenses were $14.5 million as compared to $8.3 million during 1997. SAT cost of sales expenses were $9.9 million as compared to $7 million during 1997. These increases are due to increased testing volumes.

As a result of the above factors, gross profit increased $8.6 million, or 23%, from $36.9 million in 1997 to $45.5 million in 1998.
Insurance gross profit increased $1.5 million, or 4%, to $36.9 million in 1998. Clinical gross profit improved $4.9 million from a loss of $800,000 in 1997 to a gain of $4.1 million in 1998. SAT gross profit increased $2.2 million to $4.5 million in 1998.

LabOne's selling, general and administrative expenses increased $3.3 million, or 12%, in 1998 as compared to 1997 primarily due to increases in payroll expenses and bad debt accruals. Clinical overhead expenditures were $10.3 million as compared to $7.5 million in 1997. SAT overhead increased from $3.3 million in 1997 to $4.3 million in 1998. These increases are due to the growth in each segment. The allocation of corporate overhead to the clinical and SAT segments increased to $5.3 million for the year, as compared to $3.3 million in 1997, due to the increased share of total revenue for those segments. Insurance overhead expenditures decreased to $16.3 million as compared to $16.8 million in 1997.

General and administrative expenses also were impacted at the Lab Holdings level during 1998. On August 7, 1998, an agreement that provided Lab Holdings with management and administrative services was cancelled and Lab Holdings was required to employ its entire present staff and to increase expenses for related management, employee and administrative costs and expenses that had been born by SLH Corporation. The total annual cash general and administrative expenses at the Lab Holdings level are approximately $1 million. General and administrative expenses also include $1.5 million of annual amortization of goodwill incurred in connection with prior purchases of LabOne shares. That goodwill will have been fully amortized by April 2003.

In 1997, LabOne recorded a one-time write-down of $6.6 million on the value of the laboratory and administrative buildings in anticipation of their sale. See notes to financial statements for additional information.

LabOne's operating income increased from $2.6 million in 1997 to $14.5 million in 1998. The insurance services segment operating income increased $2.1 million to $20.6 million in 1998. The clinical segment had an operating loss of $6.2 million for 1998 as compared to an operating loss of $8.3 million in 1997. The SAT segment improved from an operating loss of $934,000 in 1997 to a gain of $204,000 in 1998.

Investment Income - Net:

Other investments include short-term and cash equivalent investments. The returns on these investments are included in the investment income line in the consolidated statements of operations. Investment income decreased to $861,000 in 1998 from $4.7 million in 1997 primarily reflecting a $3 million gain by Lab Holdings on the sale of marketable common stock in 1997 and a decrease in investable funds during 1998 as LabOne's cash was utilized in construction of the new facilities prior to IRB funding. Additionally, a net loss of $143,000 in 1998 on short-term investments was incurred resulting from the decline in the stock market during the third and fourth quarters.

Miscellaneous Items:

Other Income/(Expense), primarily reflecting miscellaneous items at LabOne, was a $42,000 expense during 1998 as compared to income of $77,000 in 1997.

Taxes:

The income tax rate of approximately 46% in 1998 reflects non-deductibility of goodwill amortization. Tax expenses in 1997 reflecting the write-off of approximately $5 million of the deferred income tax assets related to assets spun-off in the SLH distribution and the write-off of unused deferred income tax assets not utilized in the Response distribution.

Consolidated Results:

The combined effect of the above factors resulted in 1998 earnings from continuing operations of $5.1 million, as compared with a $7.9 million loss from continuing operations in 1997.


1997 Compared to 1996

Insurance, Clinical and Substance Abuse Testing Segments:

LabOne's revenue for the year ended December 31, 1997 was $78.9 million as compared to $59.4 million in 1996. The increase of $19.5 million, or 33%, is due to increases in insurance segment revenue of $11.2 million, SAT revenue of $4.7 million and clinical laboratory revenue of $3.6 million. The insurance segment increased 22% due to an increase in the total number of insurance applicants tested and an increase in kit revenue, partially offset by a 1% decrease in the average revenue per applicant. The increase in insurance segment revenue is primarily due to an increase in market share and changes to testing thresholds. Effective January 30, 1997, LabOne acquired certain assets, including customer lists, of GIB Laboratories, Inc., a subsidiary of Prudential Insurance Company of America. Concurrently, Prudential's individual insurance group agreed to use LabOne as its exclusive provider of risk assessment testing services. At the time of the purchase, GIB served approximately 5% of the insurance laboratory testing market. SAT revenue increased from $4.7 million in 1996 to $9.4 million in 1997 due to a doubling in testing volumes. Clinical laboratory revenue increased from $3.9 million in 1996 to $7.5 million in 1997 due to increased testing volumes and higher revenue per patient.

LabOne's cost of sales increased $9.3 million, or 28%, for the year as compared to the prior year. This increase is due primarily to increases in payroll, laboratory supplies and kit expenses due to the larger specimen volume for all three business segments. Direct and allocated clinical cost of sales expenses were $8.3 million as compared to $6.5 million during 1996. Direct and allocated SAT cost of sales expenses were $7 million as compared to $3.7 million during 1996. These increases are due to increased testing volumes.

As a result of the above factors, gross profit increased $10.2 million, or 38%, from $26.7 million in 1996 to $36.9 million in 1997. Insurance gross profit increased $7 million, or 25%, in 1997 as compared to 1996. Clinical gross profit improved $1.8 million from a loss of $2.6 million in 1996 to a loss of $800,000 in 1997. SAT gross profit increased from $1 million in 1996 to $2.4 million in 1997.

LabOne's selling, general and administrative expenses increased $4.1 million, or 17%, in 1997 as compared to 1996 due primarily to increases in payroll expenses, travel and amortization expenses. Clinical overhead expenditures were $7.5 million as compared to $5.4 million in 1996. SAT overhead increased from $2.2 million in 1996 to $3.3 million in 1997. These increases are due to the growth in each segment.

In 1997, LabOne recorded a one-time write-down of $6.6 million on the value of the laboratory and administrative buildings in anticipation of their sale. See notes to financial statements for additional information.

LabOne's operating income decreased from $3.1 million in 1996 to $2.6 million in 1997, primarily due to the $6.6 million write down partially offset by an increase in the insurance segment operating income of $5.9 million. The clinical testing segment had an operating loss of $8.3 million for 1997 as compared to a loss of $8 million in 1996, due to a $600,000 increase in corporate overhead allocation over 1996. The SAT segment improved from an operating loss of $1.2 million in 1996 to a loss of $934,000 in 1997, including a $900,000 increase in corporate overhead allocation over last year.

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

Interest Expense:
Interest expense decreased to $11,000 in 1997 from $1 million in 1996. During 1996, Lab Holdings incurred $1 million of interest expense associated with a preliminary state tax audit.

Miscellaneous Items:

Other Income/(Expense) increased to income of $77,000 in 1997 from expense of $456,000 in 1996. The 1996 expense primarily reflects Lab Holdings' equity share of Syntroleum's losses partially offset by other miscellaneous gains.

During 1997, Lab Holdings reduced its corporate structure and overhead costs as the SLH and Response distributions were finalized. The increase in general and administrative expenses to $34.8 million in 1997 from $29.8 million in 1996 reflects both LabOne's increased costs associated with increased testing volumes discussed above and costs related to Lab Holdings' corporate structure reductions including position eliminations and related severance. During 1997, SLH provided administrative and accounting functions to Lab Holdings under a services agreement for an annual fee of $75,000.

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

Net real estate assets distributed on March 3, 1997 were $23 million. Real estate revenues were $3.6 million in 1997's first two months prior to distribution and were $16.3 million in 1996. The real estate sales revenues in 1997 include the sale of 2 residential units in Florida and New Mexico ($1.2 million); 547 acres of land in Texas ($2.3 million); and 7 residential lots in Texas ($38,000). The real estate sales revenues in 1996 include the sale of 40 residential units in New Mexico and Florida ($14.8 million), 20 acres of land in Oklahoma ($275,000). and 1.5 acres of land in Kansas ($580,000).

Cost of the real estate sales in 1997 prior to distribution totaled $3.5 million and were $15.3 million in 1996, reflecting the mix of real estate sold during each period as discussed above in the revenue analysis. Real estate operating expenses totaled $2.7 million in 1996, a $500,000 reduction from the previous year associated with the substantial completion of residential projects.

In 1992, Lab Holdings' board of directors approved a plan to discontinue real estate operations. Real estate after-tax losses were $2.9 million, $6.6 million, and $1.5 million were recorded in 1994, 1995, and 1996, respectively. These losses resulted from changes in estimated net realizable value based upon management's analysis of recent sales transactions and other current market conditions. See Notes to Consolidated Financial Statements for additional information concerning discontinued real estate operations.

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

The insurance laboratory testing industry continues to be highly competitive. The primary focus of the competition has been on pricing. LabOne continues to maintain its market leadership by providing quality products and services at competitive prices. LabOne management expects that prices may continue to decline during 1999 due to competitive pressures. This trend may have a material impact on earnings from operations.

The total number of insurance applicants tested by LabOne increased 11% in 1998 from the prior year. Approximately 80% of the increase represented oral fluid HIV tested applicants. The number of oral fluid tested applicants are expected to further increase in 1999.

Effective October 30, 1998 LabOne acquired Systematic Business Services, Inc. (SBSI) which is operated as a wholly owned subsidiary of the insurance services division of LabOne. SBSI is a provider of information services to life and health insurers nationwide, and has annual revenues of approximately $7 million. With 148 employees in Kansas City area, SBSI provides telephone inspections, motor vehicle reports, attending physician statements, and claims investigation services to life insurance companies. This addition allows LabOne to expand the services it offers to its insurance industry clients.

In the clinical division, BlueCross BlueShield of Tennessee selected LabOne to provide routine outpatient laboratory testing services for BlueCare members throughout Tennessee effective February 1, 1998. BlueCare is BlueCross BlueShield of Tennessee's plan for Tenncare participants. Approximately 400,000 BlueCare members are currently covered by the program. To date, LabOne's Laboratory Benefit Management programs, including BlueCare and the Lab Card Program, have more than 2.3 million lives enrolled. In the fourth quarter, revenue from Lab Card accounts that have been active for more than one year rose 60% over the fourth quarter, 1997.

LabOne's new facility was financed through the City of Lenexa, Kansas, with industrial revenue bonds. In conjunction with the bonds, LabOne expects to receive income tax credits through the State of Kansas High Performance Incentive Plan to be applied against state income taxes for up to 10 years, or until the credit is completely used. The amount of the credit is expected to be approximately $4 million, and will lower LabOne's average income tax rate for the duration of the credit.


LIQUIDITY AND CAPITAL RESOURCES

On December 31, 1998, at the holding company level, Lab Holdings had available for operations approximately $5 million in cash and cash equivalents. Operating results during 1998 decreased Lab Holdings' working capital by $934,000 to $5.4 million at December 31, 1998.

On a consolidated basis, Lab Holdings had $15.2 million in cash and cash equivalents at December 31, 1998. Current assets totaled approximately $46.4 million while current liabilities totaled $15.1 million.

Net cash provided by continuing operations totaled $10.3 million in 1998 compared with $8.5 million in 1997. During 1998, cash from continuing operations included a $5.3 million increase in accounts receivable at LabOne and a non-cash item of $5.6 million for depreciation and amortization. The 1998 net cash provided additionally included a decrease in trading portfolios of $1.4 million, a net change in income taxes and other of $1.6 million.

During 1997, the earnings from continuing operations included a non-cash items of $6.3 million for depreciation and amortization and a $6.6 million provision by LabOne for loss on anticipated disposal of assets. The 1997 cash provided additionally included a decrease in trading portfolios of $2.6 million, a $3 million increase in accounts receivable, a net change in income taxes and other of $3.5 million and $425,000 of net cash used by discontinued healthcare and real estate operations.

Net cash used by investing activities totaled $28.9 million in 1998 primarily representing construction of LabOne's new facility and the acquisition of SBSI during 1998. LabOne's future capital asset purchases are expected to be approximately $3 million to $4 million annually. Net cash used by investing activities in 1997 totaled $11.8 million primarily representing LabOne's land purchases related to its new facility and GIB Laboratories acquisition.

Net cash provided by financing activities in 1998 totaled $11.9 million primarily due to $19.9 million proceeds from industrial revenue bond financing construction of LabOne's new facilities and Lab Holdings' regular cash dividends of $7.8 million. Net cash used by financing activities in 1997 totaled $27.4 million primarily due to net of the $19.6 million cash portion of the SLH dividend to Lab Holdings shareholders and regular cash dividends of $7.8 million.

Lab Holdings is currently a holding company. Sources of cash are investments and subsidiary dividends. There are currently no restrictions that would limit LabOne's ability to make future dividend payments. The primary uses of cash for Lab Holdings are investments, operating expenses and dividends to shareholders.

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

LabOne paid regular quarterly dividends in 1998, 1997 and 1996. As an approximate 80.5% owner, Lab Holdings has received $7.7 million of cash as dividends from LabOne in 1998. LabOne's working capital position declined from $35.4 million at December 31, 1997, to $25.9 million at December 31, 1998. This decrease is primarily due to dividends paid and capital additions, including building payments, in excess of bond proceeds and cash provided by operations.

During 1998, LabOne invested $28.5 million in additional property, plant and equipment, as compared to $11.5 million in 1997 and $3.2 million in 1996. Of the amount spent in 1998, approximately $21.6 million was for the construction LabOne's new facility and $3 million net cash was used in the purchase of SBSI. The 1997 amount included land purchased related to LabOne's new facility and the GIB Laboratories acquisition. LabOne's future capital asset purchases are expected to be approximately $4 million to $5 million annually.

LabOne had no short-term borrowings during 1998 and expects to be able to fund operations and future dividend payments from a combination of cash flow from operations, cash reserves, building sales and short-term borrowings. Interest on the industrial revenue bonds issued to finance the construction of LabOne's new facility is based on a taxable seven day variable rate which, including letter of credit and remarketing fees, is approximately 5.8% as of March 1, 1999. The bonds mature over 11 years in increments of $1.85 million per year plus interest. LabOne's total cash and investments at December 31, 1998, were $10.2 million, as compared to $19.5 million at December 31, 1997.

On February 26, 1997, Response converted a $23.5 million loan from Lab Holdings and accrued interest of $664,000 into 3,020,536 shares of
Response's common stock at a rate of $8 per share.   On July 25, 1997,
Lab Holdings distributed to its shareholders, as a dividend, all 8,077,392 shares of common stock of Response owned by Lab Holdings.

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

As contemplated in the March 8, 1999 merger announcement between Lab Holdings and LabOne, stockholders of Lab Holdings will have each of their Lab Holdings shares split immediately before the merger into 1.5 shares. Stockholders of LabOne, other than Lab Holdings, will be entitled to elect to have each of their existing LabOne shares exchanged for one share of the merged entity or $12.75 in cash or a combination of cash and shares up to a cash limit of $16.6 million (approximately 50% of eligible shares). If cash elections reach the $16.6 million cash limit, it is expected that the combined company might need to borrow up to $15 million to satisfy cash elections and merger expenses after the use of available cash. Additional cash could be needed to the extent that any Lab Holdings' stockholders perfect dissenters' rights.



YEAR 2000

LabOne is actively addressing Year 2000 computer concerns. The company has established an oversight committee which includes management from all parts of LabOne and meets periodically to review progress. LabOne's laboratory operating systems and its business processing systems were completely rewritten as of 1991 and were brought into compliance with Year 2000 date standards at that time. Non-IT systems, which include security systems, time clocks and heating and cooling systems, have been replaced with certified compliant systems as part of construction of the new facility. Ongoing remediation efforts include regularly scheduled software upgrades and replacement of personal computers and associated equipment. LabOne expects to complete all remaining internal Year 2000 objectives by the end of the second quarter, 1999.

LabOne is assessing the Year 2000 preparation and contingency plans of the its clients and vendors. LabOne has material relationships and dependencies with its primary telecommunications provider, Sprint Corp., its inbound shipping provider, Airborne Express and municipal services providers. In the event of a service interruption, LabOne has the ability to switch telecommunications services to AT&T at any time, and maintains backup electrical generators capable of meeting its electrical needs. LabOne currently tracks and controls routing of its inbound specimens and can use USPS, airlines and other common carriers or express delivery services in the event of delivery problems with Airborne Express. LabOne currently maintains approximately an eight week supply of most laboratory supplies, and does not expect significant problems in obtaining supplies. LabOne continues to review the Year 2000 plans of these providers, and does not currently expect significant problems in these areas, however, there can be no assurance that the systems of clients and vendors will be converted to address Year 2000 problems in a timely and effective manner or that such conversions will be compatible with LabOne's computer systems.

Resources dedicated to the remaining effort are expected to cost less than $300,000 and are not considered a material expense to LabOne. These efforts have not caused delay to LabOne's other ongoing information systems projects. LabOne has not hired any outside consultants or other independent validation provider at this time, and does not expect to do so.

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


RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components. SFAS No. 130 became effective for the year ended December 31, 1998. The presentation of previous periods has been changed to reflect the provisions of this statement.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About
Segments of an Enterprise and Related Information," which established standards for reporting operating segments. SFAS No. 131 became effective for the year ended December 31, 1998. This statement did not effect the presentation of segment information.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for the quarter ending September 30, 1999. Retroactive application will not be required.
The Company does not expect this statement to have a significant impact on the Company's financial position or results of operations.



ITEM 7(a).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A foreign currency risk exposure exists for LabOne due to billing Canadian subsidiary revenue in Canadian dollars and the direct laboratory expenses associated with this revenue being incurred in US dollars. This exposure is not considered material. Any future material Canadian currency fluctuations against the US dollar could result in a decision to hedge future foreign currency cash flows or to increase Canadian prices.

An interest rate risk exposure exists due to LabOne's liability of $20 million in industrial revenue bonds. The interest expense incurred on these bonds is based on a taxable seven day variable rate, which including letter of credit and remarketing fees, is approximately 5.8% as of March 1, 1999. This exposure is not considered material. Any future increase in interest rates would result in additional interest expense and could result in a decision to enter into a long-term interest rate swap transaction.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                Index to Financial Statements

Report of Independent Auditors with Respect to Lab Holdings, Inc.

Lab Holdings, Inc. Consolidated Balance Sheets as of
    December 31, 1998 and 1997

Lab Holdings, Inc. Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

Lab Holdings, Inc. Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

Lab Holdings, Inc. Consolidated Statements of Comprehensive Income for the years ended December 31, 1998, 1997 and 1996

Lab Holdings, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

Lab Holdings, Inc. Notes to Consolidated Financial Statements





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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lab Holdings, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG LLP


Kansas City, Missouri
March 8, 1999



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
---------------------------------------------------------------------
December 31,                                       1998        1997
---------------------------------------------------------------------
                                                     (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                   $   15,223       22,129
  Short-term investments                             --         2,648
  Accounts receivable                             18,730       12,608
  Current income taxes                               400        1,400
  Inventories                                      1,798        2,203
  Real estate available for sale                   3,515        3,515
  Prepaid expenses and other current assets        2,753        2,459
  Deferred income taxes                            3,973        3,386
                                                ---------------------
      Total current assets                        46,392       50,348
                                                ---------------------
Property, plant and equipment:
  Land                                             2,379        2,379
  Laboratory equipment                            18,101       19,044
  Data processing equipment and software          18,883       17,130
  Office and transportation equipment              5,788        4,910
  Leasehold improvements                             701          493
  Construction in progress                        27,067          --
                                                ---------------------
                                                  72,919       43,956
  Less accumulated depreciation                   35,983       33,515
                                                ---------------------
    Net property, plant and equipment             36,936       10,441
                                                ---------------------
Other assets:
  Intangible assets                               14,825       13,058
  Bond issue costs                                   186          --
  Deferred income taxes                               65          858
  Other assets                                       239           81
                                                ---------------------
Total Assets                                  $   98,643       74,786
                                                =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $    4,393        3,367
  Retainage and construction payable               3,809          --
  Accrued payroll and benefits                     4,149        4,530
  Other accrued expenses                             610          423
  Other current liabilities                          275          303
  Current portion of long-term debt                1,860          --
                                                ---------------------
      Total current liabilities                   15,096        8,623
Long-term debt                                    18,097          --
                                                ---------------------
      Total liabilities                           33,193        8,623
                                                ---------------------
Minority interests                                10,392        9,476
                                                ---------------------
Stockholders' equity:
  Preferred stock of $1 par value.
    Authorized 3,000,000 shares; none issued         --           --
  Common stock of $1 par value.
    Authorized 24,000,000 shares;
    issued 7,500,000 shares                        7,500        7,500
  Paid-in capital                                  2,921        1,772
  Accumulated other comprehensive income (loss)     (683)        (544)
  Retained earnings                               75,464       78,103
                                                ---------------------
                                                  85,202       86,831
  Less cost of 1,010,897 shares
    of treasury stock                             30,144       30,144
                                                ---------------------
      Total stockholders' equity                  55,058       56,687
                                                ---------------------
Commitments and contingencies
                                                ---------------------
Total Liabilities and Stockholders' Equity    $   98,643       74,786
                                                =====================

See accompanying notes to consolidated financial statements.



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
---------------------------------------------------------------------
Year Ended December 31,               1998        1997         1996
---------------------------------------------------------------------
                                           (In thousands except
                                            per share amounts)

Sales                             $ 102,227       78,926       61,878
Cost of sales                        56,720       42,017       35,488
                                   ----------------------------------
  Gross profit                       45,507       36,909       26,390

Selling, general and administrative  33,550       34,765       29,767
Provision for loss on disposal
    of assets                           --         6,553          --
                                   ----------------------------------
Earnings (loss) from operations      11,957       (4,409)      (3,377)
  Investment income - net               861        4,671        5,004
  Interest expense                      (70)         (11)      (1,044)
  Other income (expense)                (42)          77         (456)
                                   ----------------------------------
Earnings before income taxes         12,706          328          127
                                   ----------------------------------
  Taxes on income (benefits):
    Current                           5,869         (429)       3,131
    Deferred                            (30)       8,207          670
                                   ----------------------------------
      Total                           5,839        7,778        3,801
                                   ----------------------------------
Earnings (loss) before
  minority interests                  6,867       (7,450)      (3,674)
    Minority interests                1,719          405          552
                                   ----------------------------------
Earnings (loss) from
  continuing operations               5,148       (7,855)      (4,226)
    Earnings (loss) from
      discontinued healthcare
      business                          --        (2,342)         682
    Loss from discontinued real
      estate operations                 --           --        (1,452)
                                   ----------------------------------
NET EARNINGS (LOSS)              $    5,148      (10,197)      (4,996)
                                   ==================================

Basic earnings (loss)
  per share of common stock:
  Earnings (loss) from
    continuing operations        $      .79        (1.21)        (.65)
  Earnings (loss) from
    discontinued healthcare
    business                             --         (.36)         .10
  Loss from discontinued real
    estate operations                    --           --         (.22)
                                   ----------------------------------
  NET EARNINGS (LOSS) PER SHARE  $      .79        (1.57)        (.77)
                                   ==================================


Diluted earnings (loss)
  per share of common stock:
  Earnings (loss) from
    continuing operations        $      .78        (1.21)        (.65)
  Earnings (loss) from
    discontinued healthcare
    business                             --         (.36)         .10
  Loss from discontinued real
    estate operations                    --           --         (.22)
                                   ----------------------------------
  NET EARNINGS (LOSS) PER SHARE  $      .78        (1.57)        (.77)
                                   ==================================



See accompanying notes to consolidated financial statements.



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
---------------------------------------------------------------------
Year Ended December 31,               1998         1997         1996
---------------------------------------------------------------------
                                              (In thousands)
Common stock:
  Balance, beginning and
    end of year                  $    7,500        7,500        7,500
                                   ----------------------------------
Paid-in capital:
  Balance, beginning of year          1,772        1,748        1,747
  Issuance of common stock by
    LabOne in connection with
    an acquisition                    1,149          --           --
  Exercise of stock options             --            24            1
                                   ----------------------------------
  Balance, end of year                2,921        1,772        1,748
                                   ----------------------------------
Accumulated other comprehensive
  income (loss):
  Balance, beginning of year           (544)        (439)        (447)
  Net change during year               (139)        (105)           8
                                   ----------------------------------
  Balance, end of year                 (683)        (544)        (439)
                                   ----------------------------------
Retained earnings:
  Balance, beginning of year         78,103      195,329      208,098
  Net earnings (loss)                 5,148      (10,197)      (4,996)
  Dividends* and distributions       (7,787)    (107,029)      (7,773)
                                   ----------------------------------
  Balance, end of year               75,464       78,103      195,329
                                   ----------------------------------
Less treasury stock:
  Balance, beginning of year         30,144       30,114       29,814
  Net issuance pursuant to stock
    option plans (1997-5,169;
    1996-22,873)                        --            30          300
                                   ----------------------------------
  Balance, end of year               30,144       30,144       30,114
                                   ----------------------------------
STOCKHOLDERS' EQUITY             $   55,058       56,687      174,024
                                   ==================================

*Cash dividends per share amounted to $1.20 in 1998, 1997 and 1996.



See accompanying notes to consolidated financial statements.



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
---------------------------------------------------------------------
Year Ended December 31,               1998         1997         1996
---------------------------------------------------------------------
                                              (In thousands)

Net earnings (loss)                $  5,148      (10,197)      (4,996)

Other comprehensive income (loss):
  Foreign currency translation         (139)        (105)           8
                                     --------------------------------
Total comprehensive income (loss)  $  5,009      (10,302)      (4,988)
                                     ================================



See accompanying notes to consolidated financial statements.



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
----------------------------------------------------------------------
Year Ended December 31,                    1998       1997       1996
----------------------------------------------------------------------
                                                (In thousands)
OPERATING ACTIVITIES
Earnings (loss) from continuing
  operations                         $     5,148     (7,855)   (4,226)
Adjustments to reconcile earnings
 (loss) from continuing operations
 to net cash provided by continuing
 operations:
  Depreciation and amortization            5,641      6,277     8,760
  Earnings applicable to minority
    interests                              1,719        405       552
  Provision for loss on disposal
    of assets                                --       6,553       --
  Change in trading portfolio, net         1,443      2,645    19,318
  Change in accounts receivable           (5,272)    (2,980)    1,458
  Change in accounts payable                 892        (18)      134
  Income taxes and other, net                697      3,491     9,558
                                        -----------------------------
  Net cash provided by continuing
    operations                            10,268      8,518    35,554
  Net cash used by discontinued
    healthcare business                      --      (1,006)  (32,140)
  Net cash provided by discontinued
    real estate operations                   --         581     9,107
                                        -----------------------------
  Total cash provided by operations       10,268      8,093    12,521
                                        -----------------------------

INVESTING ACTIVITIES
Sales of investments available for sale      --       1,350         4
Purchases of investments held
  to maturity                             (5,461)   (15,894)  (15,753)
Maturities of investments held
  to maturity                              6,702     18,155    23,395
Additions to property, plant
  and equipment, net                     (25,489)    (6,683)   (3,252)
Acquisition of businesses                 (2,968)    (4,816)      --
Other, net                                (1,711)    (3,948)     (470)
                                        -----------------------------
  Net cash provided (used) by
    investing activities                 (28,927)   (11,836)    3,924
                                        -----------------------------
FINANCING ACTIVITIES
Proceeds from issuance of bonds           19,900        --        --
Bond issue costs                            (192)       --        --
Payment of capital lease                      (2)       --        --
Regular quarterly dividends paid          (7,787)    (7,787)   (7,773)
Cash portion of SLH dividend                 --     (19,590)      --
Net issuance of treasury stock
  pursuant to stock option plans             --          (7)     (299)
                                        -----------------------------
  Net cash provided (used) by
    financing activities                  11,919    (27,384)   (8,072)
                                        -----------------------------
Effect of foreign currency translation      (166)       (72)       12
                                        -----------------------------
Net increase (decrease) in cash and
  cash equivalents                        (6,906)   (31,199)    8,385
Cash and cash equivalents at
  beginning of year                       22,129     53,328    44,943
                                        -----------------------------
Cash and cash equivalents at
  end of year                         $   15,223     22,129    53,328
                                        =============================


Supplemental disclosures of cash flow information:
  Cash paid (received)
    during the year for:
    Interest                          $      552        934        25
                                        =============================
    Income taxes, net                 $    5,451      2,676    (3,487)
                                        =============================


Supplemental schedule of noncash investing and financing activities:
  Details of acquisition:
    Fair value of assets acquired     $    6,223
    Liabilities assumed                     (645)
    LabOne stock issued                   (2,000)
                                        --------
      Cash paid                            3,578
    Less cash acquired                       610
                                        --------
      Net cash paid for acquisition   $    2,968
                                        ========



See accompanying notes to consolidated financial statements.



LAB HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1998, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
The accompanying consolidated financial statements include the accounts of Lab Holdings, Inc. (Lab Holdings or the Company) and its majority-owned subsidiary, LabOne, Inc. All significant intercompany transactions have been eliminated in consolidation. Certain 1997 and 1996 amounts have been reclassified for comparative purposes with no effect on net earnings.

At December 31, 1998, Lab Holdings' principal asset consists of its 80.5% ownership of LabOne, Inc. (LabOne), a publicly-traded company.

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

Lab Holdings' investment in Response and Response's earnings are shown as a discontinued business in the accompanying financial statements. See Note 13 for additional information.

On March 3, 1997, Lab Holdings distributed to its shareholders all of the outstanding shares of common stock of its wholly-owned subsidiary, SLH Corporation (SLH). For each shareholder of record on February 24, 1997, one share of SLH common stock was distributed for each four shares of Lab Holdings common stock owned. In connection with this distribution and pursuant to a Distribution Agreement between Lab Holdings and SLH, Lab Holdings transferred its real estate and energy businesses and miscellaneous assets and liabilities, including two wholly-owned subsidiaries, Scout Development Corporation (Scout) and BMA Resources, Inc. (Resources), to SLH. The spinoff was accounted for as a dividend. The Lab Holdings shareholders paid no consideration for any shares of SLH stock received in the distribution. On August 7, 1998, SLH merged with its subsidiary, Syntroleum Corporation, and changed its name to Syntroleum Corporation.

Under the Distribution Agreement and Assignment, SLH assumed rights and obligations of Lab Holdings with respect to a 1986 lawsuit initiated by Lab Holdings' former insurance subsidiary to recover costs incurred to remove and replace the facade on the former home office building. Pursuant to the Distribution Agreement and Assignment, SLH also assumed from Lab Holdings all contingent tax liabilities and rights to refunds and interest relating to any tax issues raised for the years 1986-1990. These matters were resolved in 1998 and early 1999 and did not have any impact on the financial position or results of operations of Lab Holdings.

In 1992, Lab Holdings' board of directors approved a plan for the discontinuance of real estate. The real estate operations are presented as discontinued in the accompanying consolidated financial statements. See Note 13 for additional information.

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

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include demand deposits in banks, marketable securities with original maturities of three months or less, money market investments and overnight investments that are stated at cost, which approximates market value.

INVESTMENT SECURITIES
The classification of debt and equity securities as trading, available for sale or held to maturity is made at the time of purchase. Trading securities are stated at fair value and unrealized holding gains and losses are included in operations. Marketable equity securities and all debt securities which are classified as available for sale are stated at market value, with unrealized gains and losses, if any, excluded from operations and reported in a separate component of stockholders' equity. Securities which Lab Holdings has the intent and ability to hold to maturity are stated at amortized cost.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair values of all asset and liability financial instruments (for which it is practical to estimate fair values) approximate their carrying amounts at December 31, 1998 and 1997.
Fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. The company calculates the fair value of financial instruments using appropriate market information and valuation methodologies.

INVENTORIES
Inventories consist of completed specimen collection kits and various materials used in the assembly of specimen collection kits for sale to clients. Inventory is valued at the lower of cost (first-in, first-out) or market.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment additions are recorded at cost which includes interest capitalized during construction, when material. Facilities leased pursuant to revenue bond financing transactions are accounted for as purchases with the cost of the leased property included in property, plant and equipment and the related obligation included in long-term debt.

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

              Buildings                      30 years
              Laboratory equipment          3-5 years
              Data processing equipment     3-5 years
              Office equipment                5 years

COST OF BORROWINGS
Expenses directly related to the issuance of debt are deferred and amortized over the period the debt is expected to be outstanding using the interest method.

INTANGIBLE ASSETS
Goodwill is recorded at acquisition as the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over appropriate periods up to twenty years. On a periodic basis, Lab Holdings estimates the fair value of the business to which goodwill relates in order to ensure that the carrying value of goodwill has not been impaired.

The patent process utilized in coating the plates on which blood and urine testing is performed was amortized on a straight-line basis over the estimated life of the patent (184 months at date of acquisition).

IMPAIRMENT OF LONG-LIVED ASSETS
When facts and circumstances indicate potential impairment, Lab Holdings evaluates the recoverability of carrying values of long-lived assets using estimates of undiscounted future cash flows over remaining asset lives. When impairment is indicated, any impairment loss is measured by the excess of carrying values over fair values. During the fourth quarter of 1997, LabOne decided to dispose of its office and headquarters building and lab facility, which, net of accumulated depreciation, has been classified as real estate available for sale. An impairment loss of approximately $6.6 million related to the anticipated sale was recorded in 1997 which reduced the carrying value to $3.5 million. At December 31, 1998, LabOne had entered into real estate sales contracts to sell all real estate available for sale for $4.5 million.

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

EARNINGS PER SHARE
Basic earnings per share is computed using the weighted average number of common shares and diluted earnings per share is computed using the weighted average number of common shares and dilutive stock options.

RECENTLY ISSUED ACCOUNTING STANDARDS
In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components. SFAS No. 130 became effective for the year ended December 31, 1998. The presentation of previous periods has been changed to reflect the provisions of this statement.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About
Segments of an Enterprise and Related Information," which established standards for reporting operating segments. SFAS No. 131 became effective for the year ended December 31, 1998. This statement did not effect the presentation of segment information.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for the quarter ending September 30, 1999. Retroactive application will not be required.
The Company does not expect this statement to have a significant impact on the Company's financial position or results of operations.


NOTE 2 - ACQUISITIONS AND INTANGIBLE ASSETS

The cost and accumulated amortization of intangible assets are as follows:

December 31,                                        1998        1997
----------------------------------------------------------------------
                                                      (In thousands)
Goodwill - excess of cost over fair value
    of net assets acquired                      $   31,059      27,070
Less accumulated amortization                       16,234      14,229
                                                  --------------------
                                                    14,825      12,841
                                                  --------------------
Patent                                               8,000       8,000
Less accumulated amortization                        8,000       7,783
                                                  --------------------
                                                       --          217
                                                  --------------------
Intangible assets, net of accumulated
  amortization                                  $   14,825      13,058
                                                  ====================

Effective October 30, 1998, LabOne acquired a provider of information support services to insurance underwriters for approximately $5.7 million. The purchase was comprised of $3.7 million of cash and the issuance of 168,885 shares of LabOne stock having a fair market value of $2 million. The acquisition was accounted for using the purchase method of accounting. The purchase price could increase if the acquired company achieves certain levels of earnings in 1999 and 2000. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $4 million is being amortized over twenty years.

The operating results of the acquired company have been included in the consolidated statements of operations from the date of acquisition. The following unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 1998 and 1997 assume the acquisition occurred as of January 1, 1997:

                                            1998         1997
                                        -------------------------
                                              (in thousands)
  Sales                                 $ 108,239        85,032
  Net earnings (loss) from
    continuing operations                   5,676        (7,666)
  Earnings per share:
    Basic                                     .87        (1.18)
    Diluted                                   .86        (1.18)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

Effective January 30, 1997, LabOne acquired certain assets, including customer lists, of GIB Laboratories, Inc., a subsidiary of Prudential Insurance Company of America, for $4.8 million. Concurrently, Prudential's Individual Insurance Group agreed to use LabOne as its exclusive provider of risk assessment testing services. The excess costs over fair value of GIB Laboratories, Inc. assets acquired was $4.1 million and is being amortized over fifteen years.



NOTE 3 - LONG-TERM DEBT

Long-term debt consists of the following as of December 31, 1998
(in thousands):

  Taxable industrial revenue bonds, Series 1998A,
    principal payable annually through
    September 1, 2009, interest payable monthly
    at a rate adjusted weekly based on short-term
    United States treasury obligations (5.14% at
    December 31, 1998), secured by LabOne's facility
    and an irrevocable bank letter of credit            $  20,000

  Various capital leases, principal and interest
    payable monthly through May 2003, interest
    ranging from 7% to 12%, collateralized by
    office equipment                                           54
                                                          -------
      Total long-term debt                                 20,054

  Less:
    Current portion                                         1,860
    Unamortized discount                                       97
                                                          -------
      Long-term debt, net                               $  18,097
                                                          =======

Aggregate maturities of long-term debt as of December 31, 1998 are as follows (in thousands):

                               Bonds         Capital
                              Payable        Leases         Total
                             -------------------------------------

          1999              $  1,850           10           1,860
          2000                 1,850           13           1,863
          2001                 1,850           15           1,865
          2002                 1,850           11           1,861
          2003                 1,800            5           1,805
          Thereafter          10,800           --          10,800
                             -------------------------------------
                            $ 20,000           54          20,054
                             =====================================

Interest expense in 1998 amounted to approximately $70,000, net of interest capitalized as a component of property, plant and equipment of $315,000.



NOTE 4 - SEGMENT DATA

The Company, through its subsidiary, LabOne, operates principally in three lines of business: insurance, clinical testing and substance abuse testing. The insurance line of business involves risk-appraisal laboratory testing and information services to the insurance industry. The tests performed and information provided by LabOne are specifically designed to assist an insurance company in objectively evaluating the risks posed by policy applicants. Clinical testing services are provided to the healthcare industry to aid in the diagnosis and treatment of patients. Substance abuse testing services are provided to both regulated and nonregulated employers who employ drug screening guidelines.

Operating income (loss) of each line of business is computed as sales less identifiable and allocated expenses. In computing operating income (loss) of lines of business, none of the following items have been added or deducted: general corporate expenses, investment income or other income (expense). Identifiable assets by line of business are those assets that are used in the Company's operations in each line of business. General corporate assets are principally cash and investment securities.

The following is a summary of line of business information as of and for the years ended December 31, 1998, 1997 and 1996.

                                      1998         1997         1996
---------------------------------------------------------------------
                                              (In thousands)
SALES:
  Insurance services             $   69,149       61,998       50,801
  Clinical services                  18,600        7,512        3,942
  Substance abuse testing            14,478        9,416        4,689
  Other                                 --           --         2,446
                                   ----------------------------------
    Total revenues               $  102,227       78,926       61,878
                                   ==================================
OPERATING EARNINGS (LOSS):
  Insurance services             $   19,158       17,035       11,138
  Clinical services                  (6,188)      (8,304)      (7,967)
  Substance abuse testing               204         (934)      (1,236)
  Other                                 --           --          (431)
  General corporate expenses         (1,217)      (5,774)      (4,725)
  Investment income                     861        4,671        5,004
  Interest expense                      (70)         (11)      (1,044)
  Other expense                         (42)      (6,355)        (612)
                                   ----------------------------------
  Earnings (loss) before income
    taxes and minority interests     12,706          328          127
  Income taxes                       (5,839)      (7,778)      (3,801)
  Minority interests                 (1,719)        (405)        (552)
                                   ----------------------------------
    Earnings (loss) from
      continuing operations      $    5,148       (7,855)      (4,226)
                                   ==================================

IDENTIFIABLE ASSETS:
  Insurance services             $   35,652       32,848       34,543
  Clinical services                   5,493        3,513        4,022
  Substance abuse testing             6,449        4,994        3,323
  Net assets of discontinued
    healthcare business                 --           --        48,432
  Net assets of discontinued
    real estate operations              --           --        30,466
  Other                              51,049       33,431       75,997
                                   ----------------------------------
    Total identifiable assets    $   98,643       74,786      196,783
                                   ==================================

CAPITAL EXPENDITURES:
  Insurance services             $    2,090        3,308        2,558
  Clinical services                     501          469          163
  Substance abuse testing               424          946          505
  General corporate                  22,474        2,553          --

DEPRECIATION AND AMORTIZATION:
  Insurance services             $    4,033        4,658        3,977
  Clinical services                     797          940        1,141
  Substance abuse testing               810          645          369



NOTE 5 - INCENTIVE STOCK OPTION PLAN

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

The Company accounts for stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations (APB 25). As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Effective December 31, 1995, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," (SFAS 123) which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternately, SFAS 123 allows entities to continue to apply the provisions of APB 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

A summary of the status of the Company's stock option plans as of December 31, 1998, 1997 and 1996 and changes during the years then ended is presented below:

                                           Weighted          Options
                            Number of       Average        Exercisable
                              Shares     Exercise Price    at Year-end
---------------------------------------------------------------------
Outstanding
  December 31, 1995          183,000         28.368          173,665
Exercised                    112,915         26.539
Terminated or forfeited        1,500         29.250
                            --------
Outstanding
  December 31, 1996           68,585         31.359           68,585
Granted                       60,000         26.500
Exercised                     68,585         32.817
                            --------
Outstanding
  December 31, 1997           60,000         26.500              --
Granted                          --
Exercised                        --
                            --------
Outstanding
  December 31, 1998           60,000         26.500           20,000
                            ========


The following table summarizes information about stock options at December 31, 1998.

                  Options outstanding             Options Exercisable
               -------------------------------   ---------------------
                         Weighted
                          Average     Weighted                Weighted
                         Remaining    Average                  Average
Exercise      Number    Contractual   Exercise     Number     Exercise
 Price      Outstanding  Life (yrs)    Price     Exercisable    Price
--------  ------------------------------------   ---------------------
$26.50        60,000        9.00      $26.50       20,000       26.50


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

Since the Company and its subsidiary, LabOne, apply APB 25 in accounting for their plans, no compensation cost has been recognized for stock options in the financial statements. Had the Company and LabOne recorded compensation cost based on the fair value at the grant date for the stock options under SFAS 123, the Company's net earnings
(loss) and earnings (loss) per share would have been reduced by approximately the following: $604,000, or $.09 per share, in 1998; $402,000, or $.06 per share, in 1997; and $161,000, or $.02 per share, in 1996. Lab Holdings share of the reductions to LabOne's net earnings would have been $419,000 in 1998, $339,000 in 1997 and $161,000 in 1996.

Pro forma net earnings reflect only options granted in 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net earnings amounts presented above because compensation costs are reflected over the options' vesting period of five years for the 1998, 1997 and 1996 options. Compensation cost for options granted prior to January 1, 1995 is not considered.



NOTE 6 - INVESTMENT SECURITIES

The Company held no investment securities at December 31, 1998. A summary of investment securities information relating to quoted market values and holding gains and losses at December 31, 1997 is in the following table.

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

Held-to-maturity
  investments, all with
  maturities less than
  one year:
  Obligations of states
    and political
    subdivisions     $   502      501        502        --          1
  Canadian
    government
    notes                703      703        703        --         --
                      ------------------------------------------------
                     $ 1,205    1,204      1,205        --          1
                      ================================================


Information about proceeds from sales of available for sale securities and the gross realized gains and losses on those sales is summarized in the following table. Cost is determined by specific identification for computing realized gains and losses.

Year ended December 31,                1998         1997         1996
----------------------------------------------------------------------
                                              (In thousands)
  Proceeds                        $     --         4,365            3
                                    ==================================
  Gross realized gains            $     --         3,015           --
                                    ==================================
  Gross realized losses           $     --           --            (1)
                                    ==================================

Trading securities primarily included United States treasury securities and common stock and totaled approximately $1.4 million at December 31, 1997. The changes in net unrealized holding gains and losses on trading securities that have been included in operations are losses of $213,000 and $7,000 for the years ended December 31, 1997 and 1996, respectively.

At December 31, 1996, the Company had an investment in Oclassen Pharmaceuticals, Inc. with a carrying value of $2.5 million. Oclassen was a privately owned pharmaceutical manufacturer which entered into an agreement and plan of merger with a wholly-owned subsidiary of Watson Pharmaceuticals, Inc. (Watson), a publicly traded company. The merger was approved by stockholders on February 26, 1997 and resulted in Lab Holdings owning approximately 184,000 shares of Watson. Lab Holdings sold 100,000 shares of Watson on February 28, 1997 resulting in a gain of $3 million. The remaining 84,000 shares were transferred to SLH as part of the Distribution.

At December 31, 1998, based on the market price of publicly traded shares of LabOne, the Company's 80.5% owned subsidiary, pretax unrealized gains of approximately $90 million ($13.00 per share) on this investment were not reflected in either Lab Holdings' book value or stockholders' equity.



NOTE 7 - INCOME TAXES

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

The components of the provision (benefit) for income taxes on income from continuing operations are as follows:

Year Ended December 31,               1998         1997         1996
---------------------------------------------------------------------
                                              (In thousands)
Current:
  Federal                        $    4,732       (1,372)       1,722
  State                               1,020          637        1,150
  Foreign                               117          306          259
                                   ----------------------------------
                                      5,869         (429)       3,131
                                   ----------------------------------
Deferred:
  Federal                               (32)       7,718          104
  State                                  25          486          434
  Foreign                               (23)           3          132
                                   ----------------------------------
                                        (30)       8,207          670
                                   ----------------------------------
                                 $    5,839        7,778        3,801
                                   ==================================

The reconciliation of income tax attributable to continuing operations computed at the federal statutory tax rate (34%) to income tax expense (benefit) is as follows:

Year Ended December 31,               1998         1997         1996
---------------------------------------------------------------------
                                              (In thousands)
Computed expected tax expense    $    4,320          111           43
State income taxes, net of federal
  benefit and state valuation
    allowance changes                   658          741        1,045
Goodwill amortization                   577          664          604
Tax exempt interest and dividends        (6)         (19)         (45)
Tax benefits not available for
  subsidiary losses                     --           --           276
Foreign taxes on repatriation of
  foreign source income                 --           --           219
Other, net                              220         (324)        (171)
Increase in federal valuation
  allowance, and write-off of
  deferred tax assets                    62        6,533        1,716
Foreign tax in excess of U.S. rate        8           72          114
                                   ----------------------------------
Actual income tax expense         $   5,839        7,778        3,801
                                   ==================================

The significant components of deferred income tax assets and liabilities are as follows:

December 31,                                       1998         1997
---------------------------------------------------------------------
                                                      (In thousands)
Current deferred income tax assets (liabilities):
Valuation allowances on
  investments and real estate                   $  2,607        2,654
Allowance on accounts receivable                     926          380
Excess book expense accruals                         460          341
Other                                                (20)          11
State net operating loss
  carryforwards                                       --          --
                                                ---------------------
Gross current deferred income
  tax assets                                       3,973        3,386
Current valuation allowance                           --          --
                                                ---------------------
Net current deferred income
  tax assets                                       3,973        3,386
                                                ---------------------

Non-current deferred income tax assets (liabilities):
Excess book (tax) depreciation and
  amortization                                       (28)         386
Alternative minimum tax credit                       489          577
Other                                               (418)         (81)
Federal capital loss carryforwards                   699          431
Federal net operating loss
  carryforwards                                      542          524
State net operating loss
  carryforwards and capital losses                 1,050        1,399
                                                ---------------------
Gross non-current deferred
  income tax assets                                2,334        3,236
Valuation allowance for non-current
  deferred income tax assets                      (2,269)      (2,378)
                                                ---------------------
Net non-current deferred
  income tax assets                                   65          858
                                                ---------------------
Net deferred income tax
  assets                                      $    4,038        4,244
                                                =====================


The valuation allowance as of January 1, 1997 was approximately
$3,425,000.  The valuation allowance decreased by approximately
$1,047,000 and $109,000 during 1997 and 1998, respectively.



NOTE 8 - FOREIGN OPERATIONS

The following summarizes financial information for LabOne's wholly-owned Canadian subsidiary, Lab One Canada Inc.:

Year ended December 31,                   1998        1997       1996
----------------------------------------------------------------------
                                                 (in thousands)

     Revenues                           $ 6,463       6,565      6,380
     Operating earnings                     314         645        719
     Total assets                         2,842       3,193      2,668



NOTE 9- EARNINGS PER SHARE

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

                                         December 31, 1998
                                 ----------------------------------
                                 Earnings from
                                  Continuing              Per Share
                                  Operations     Shares     Amount
                                 ----------------------------------
Basic earnings per share        $  5,148,000    6,489,103    .79
Effect of dilutive securities:
  Lab Holdings stock options          --           --
  LabOne stock options               (77,000)      --
                                 ----------------------------------
Dilutive earnings per share     $  5,071,000    6,489,103    .78
                                 ==================================

The weighted average common shares outstanding were used to calculate both the basic and diluted loss per share for the years ending December 31, 1997 and 1996 because of the Company's losses from continuing operations. The computation of diluted loss per share did not assume the exercise of employee stock options because to include the common share equivalents would have been antidilutive. Common share equivalents would have been 1,459 and 10,939 for 1997 and 1996, respectively.



NOTE 10- RELATED PARTY TRANSACTIONS

In 1997, the Company entered into an agreement with SLH whereby SLH provided accounting and administrative services and record storage space for Lab Holdings. Under this agreement, Lab Holdings paid
$75,000 annually for these services and storage space.

On August 7, 1998, SLH merged with its subsidiary, Syntroleum Corporation, and changed its name to Syntroleum Corporation.
Effective with this merger, the Company terminated its 1997 services agreement with SLH and entered into a facilities sharing agreement with Syntroleum whereby Syntroleum provides office facilities and record storage space in exchange for Lab Holdings' personnel providing services related to the historical information of SLH and its subsidiaries. The level of services and office facilities provided under this agreement are reviewed periodically and the parties reimburse the other to the extent that the exchange of office facilities for services is not of reasonably equivalent market value. The total expense under this agreement in 1998 was $6,000.

During 1997, Lab Holdings purchased certain common stock investments for its trading portfolio for a total purchase price of approximately $1.2 million. At the same time, SLH sold an identical number of shares of these securities. These sales were accomplished through stock brokers at market rates.



NOTE 11 - BENEFIT PLANS

Effective December 31, 1996, Lab Holdings terminated its 401(k) savings plan and its money purchase pension plan. Lab Holdings and participating subsidiaries made matching contributions to the 401(k) savings plan of $43,000 for 1996. Matching contributions to the money purchase pension plan by Lab Holdings and participating subsidiaries were $100,000 for 1996.

In 1997, Lab Holdings terminated its stock purchase plan. Matching contributions for this plan amounted to $32,000 and $44,000 for the years ended December 31, 1997 and 1996, respectively.

LabOne maintains a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. LabOne also has a defined contribution plan. LabOne contributed $2,466,000, $1,980,000 and $1,696,000 to the plans for the years ended December 31, 1998, 1997 and 1996, respectively.



NOTE 12 - COMMITMENTS AND CONTINGENCIES

Tax Assessment

The Comptroller of the State of Texas has conducted an audit of LabOne for sales and use tax compliance for the years 1991 through 1997 and contends that LabOne's insurance laboratory services are taxable under the Texas tax code. The Texas Comptroller has issued a tax audit assessment, including interest and penalties, of approximately $1.9 million. LabOne has appealed this assessment arguing that its services do not fit within the definition of insurance services under the Texas code. The assessment is under review by the Texas State Hearing Attorney. At this time, LabOne is unable to estimate the possible liability, if any, that may be incurred as a result of this assessment.


Leases

LabOne has several noncancelable operating leases, primarily for land and buildings, and other commitments that expire through 2003, including a lease for office space from an entity owned by an employee. Included with the assets and liabilities transferred to SLH in the Distribution were several operating leases for office space and equipment. Rental expense for these operating leases during 1998, 1997 and 1996 amounted to $539,000, $529,000 and $1,175,000, respectively.

Future minimum lease payments and other commitments under the LabOne agreements as of December 31, 1998 are as follows:

                               Year          Amount
                              -------------------------
                                         (In thousands)
                               1999          $  520
                               2000             347
                               2001             229
                               2002             196
                               2003             163


Construction Costs

The estimated cost to complete construction of LabOne's new facility to house its headquarters and lab approximates $1.5 million.



NOTE 13- DISCONTINUED OPERATIONS

Operations of Discontinued Healthcare Business

In July 1997, Lab Holdings' Board of Directors declared a dividend to Lab Holdings' shareholders of all shares of common stock of Response owned by Lab Holdings. Therefore, the activities of Response have been presented as discontinued operations.

A summary of the discontinued healthcare business follows:

                             Seven Months Ended         Year Ended
                                July 31, 1997        December 31, 1996
----------------------------------------------------------------------
                                           (In thousands)

Revenues                         $   50,007                67,353
                                    =============================
Earnings before income tax       $    1,579                   931
Income tax                            3,921                   249
                                    -----------------------------
Net earnings (loss)              $   (2,342)                  682
                                    =============================



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

A summary of discontinued real estate operations follows:

                                                        Year Ended
                                                     December 31, 1996
----------------------------------------------------------------------
                                                       (In thousands)

Revenues                                                $  16,365
                                                          =======
Loss                                                       (2,200)
Income tax benefits                                          (748)
                                                          -------
Net loss                                                $  (1,452)
                                                          =======



NOTE 14- QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized 1998 quarterly financial data is as follows:

                             Mar. 31,   Jun. 30,   Sep. 30,   Dec. 31,
Quarter Ended                  1998       1998       1998       1998
----------------------------------------------------------------------
                              (In thousands except per share amounts)

Revenues                   $  23,333     25,763     25,834     27,297
                             ========================================

Net earnings (loss)        $   1,208      1,700        977      1,263
                             ========================================

Basic earnings per share   $     .19        .26        .15        .19
                             ========================================

Diluted earnings per share $     .18        .26        .15        .19
                             ========================================

Cash dividends paid
  per share                $     .30        .30        .30        .30
                             ========================================
Stock prices:
  High                     $  24 1/2     24 1/4     23 1/2     18 5/8
  Low                      $  21 5/8     20 3/8     15 1/4     14


Summarized 1997 quarterly financial data is as follows:

                             Mar. 31,   Jun. 30,   Sep. 30,   Dec. 31,
Quarter Ended                  1997       1997       1997       1997
----------------------------------------------------------------------
                              (In thousands except per share amounts)

Revenues                   $  17,740     20,308     19,728     21,150
                             ========================================

Earnings (loss) from
  continuing operations    $  (2,821)    (4,286)     1,333     (2,081)
Earnings (loss) from
  discontinued healthcare
  business                       604     (2,946)       --         --
                             ----------------------------------------
Net earnings (loss)        $  (2,217)    (7,232)     1,333     (2,081)
                             ========================================

Basic and diluted earnings (loss) per share:
Earnings (loss) from
  continuing operations    $    (.43)      (.66)       .21       (.32)
Earnings (loss) from
  discontinued healthcare
  business                       .09       (.45)        --         --
                             ----------------------------------------
Net earnings (loss)        $    (.34)     (1.11)       .21       (.32)
                             ========================================

Cash dividends paid
  per share                $     .30        .30        .30        .30
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



NOTE 15 - SUBSEQUENT EVENT - MERGER AGREEMENT

On March 8, 1999, Lab Holdings and LabOne jointly announced that the Board of Directors of both companies have approved an agreement to merge the two companies. Under the merger agreement, LabOne is to be merged into Lab Holdings and the merged entity's name will be changed to LabOne, Inc. Stockholders of Lab Holdings will have each of their Lab Holdings shares split immediately before the merger into 1.5 shares of the merged entity. Stockholders of LabOne, other than Lab Holdings, will be entitled to elect to have each of their existing LabOne shares exchanged for one share of the merged entity or $12.75 in cash or a combination of cash and shares up to a limit of $16.6 million in cash (approximately 50% of eligible shares). LabOne will use cash from operations and additional borrowings, if necessary, to cover the purchase of shares from stockholders that choose the cash election option. The merger is subject to approval by the holders of two-thirds of the outstanding Lab Holdings shares and a majority of the shares voted by LabOne stockholders, other that Lab Holdings and its affiliates, and other closing conditions.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.



                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The directors and executive officers of Lab Holdings are as follows:

Name                     Age    Position
----------------------   ---    ---------------------------------
P. Anthony Jacobs, CFA    57     President, Chief Executive Officer
                                   and Class C Director
Steven K. Fitzwater       52     Executive Vice President, Chief
                                   Operating and Financial Officer,
                                   Treasurer, Secretary and Class A
                                   Director
Linda K. McCoy            48     Vice President and Chief Accounting
                                   Officer
John H. Robinson, Jr.     48     Chairman of the Board and Class B
                                   Director
Lan C. Bentsen            51     Class B Director
W. T. Grant II            47     Chairman of the Board, President and
                                   Chief Executive Officer of LabOne

     Mr. Jacobs has been a director of Lab Holdings since 1987, President of Lab Holdings since May 1993 and Chief Executive Officer since September 1997. Mr. Jacobs was Chief Operating Officer from 1990 to September 1997 and Executive Vice President prior to May 1993. Mr. Jacobs also is a director of Trenwick Group, Inc., Syntroleum Corporation and Response Oncology, Inc.

     Mr. Fitzwater has been a director of Lab Holdings since September 1997, and Executive Vice President, Chief Operating and Financial Officer, Treasurer and Secretary since May 1998. He was Vice President, Chief Financial and Accounting Officer, Treasurer and Secretary from September 1997 to May 1998 and was Vice President, Chief Accounting Officer and Secretary of Lab Holdings from 1990 to September 1997.

     Ms. McCoy has been Vice President and Chief Accounting Officer since May 1998.

     Mr. Robinson has been a director of Lab Holdings since 1990 and Chairman of the Board since September 1997. Mr. Robinson is Managing Partner of Black & Veatch (design and construction). Mr. Robinson also is a director of Commerce Bancshares, Inc.

     Mr. Bentsen has been a director of Lab Holdings since 1986. He has been the Executive Vice President of Frontera Resources since 1996 (oil and gas). From 1994 to 1996 he was Managing Partner of Remington Partners (investments) and was previously Chairman and Chief Executive Officer of Sovereign National Management, Inc. (property management).

     Mr. Grant has been Chairman, President and Chief Executive Officer of LabOne since November 1995. He was a director of Lab Holdings from 1980 to September 1997, Chairman and Chief Executive Officer of Lab Holdings from May 1993 to September 1997, and President of Lab Holdings prior to May 1993. Mr. Grant also is a director of AMC Entertainment Inc., Commerce Bancshares, Inc., Kansas City Power & Light Company, and Response Oncology, Inc.

Committees of the Lab Holdings' Board of Directors

     The Lab Holdings Board has established an Audit Committee consisting of Messrs. Bentsen (Chairman) and Robinson and a Compensation Committee consisting of Messrs. Robinson (Chairman) and Bentsen.

     During the year ended December 31, 1998, the Board met seven times and the Compensation Committee met four times. The Audit Committee held a normally scheduled December meeting in January 1999. The attendance at Committee and Board meetings by all Directors in the aggregate was 97% and each Director attended at least 90% of the meetings of the Board and the Committees of which the Director was a member.

     The Audit Committee recommends to the Board of Directors an independent auditor to audit the books and records of Lab Holdings and its subsidiaries for the year. It also reviews, to the extent it deems appropriate, the scope, plan and findings of the independent auditors' annual audit, recommendations of the auditor, the adequacy of internal accounting controls and audit procedures, Lab Holdings' audited financial statements, non-audit services performed by the independent auditor, and fees paid to the independent auditor for audit and non-audit services.

     The Compensation Committee recommends to the Board of Directors the compensation of all officers and administers Lab Holdings' 1997 Directors' Stock Option Plan . It also recommends to the Board of Directors the qualifications for new Director nominees, candidates for nomination, and policies concerning director compensation and length of service.



ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Directors

     Non-employee directors of Lab Holdings receive compensation consisting of annual cash retainers and meeting fees. Each director also receives a one-time option to purchase 15,000 shares of Lab
Holdings' common stock.

     Cash Compensation. Directors who are not employees of Lab Holdings are paid an annual retainer for Board service of $15,000 and a fee of $2,000 for each meeting of the Board or a Board committee attended. Directors who are employees of Lab Holdings, which presently consist of Messrs Jacobs and Fitzwater, are not paid any fee or additional remuneration for services as members of the Lab Holdings Board or any committee thereof.

     Directors' Stock Options. Pursuant to Lab Holdings' 1997 Directors' Stock Option Plan, each director of Lab Holdings received on adoption of the plan in September 1997, a one-time grant of an option to purchase 15,000 shares of Lab Holdings' common stock for a purchase price equal to the $26.50 fair market value of the stock on the date of grant. The options expire ten years from the date of grant and become exercisable at the rate of 5,000 per year, commencing with the first anniversary of the date of grant. Unvested options become exercisable immediately in the case of a liquidation or dissolution, a merger or consolidation which contemplates that a director will not continue in office following the transaction or in the case of certain change-in-control events. Upon termination of the director's term of office, options expire (i) on the earlier of twelve months following death or the end of the option term in the case of termination in connection with a merger, consolidation, liquidation, dissolution or certain change-in-control events, (ii) after one year in the case of termination due to or followed within 90 days by death, and (iii) after 90 days in all other cases.

Compensation of  Executive Officers

     The following table sets forth compensation received by Lab Holdings' Chief Executive Officer and the only other executive officers holding office at December 31, 1998 whose salary and bonus for 1998 aggregated $100,000 or more, for services rendered in all capacities to Lab Holdings and its subsidiaries for the last three years.

                      Summary Compensation Table

                                                  Long-Term
                                                 Compensation
                                                    Awards      All
                                                  Securities   Other
                          Annual Compensation(1)  Underlying   Compen-
    Name and              ----------------------   Options/    sation-
Principal Position  Year  Salary($)     Bonus($)    SARs(#)    ($)(2)
------------------  ----  ----------------------- ----------- --------
P. Anthony Jacobs   1998  $ 39,583         --         --      $  --
  President and     1997   112,423         --       18,000(3)  797,259
  Chief Executive   1996   249,590         --        4,000(4)   44,110
  Officer of Lab
  Holdings

W. T. Grant II      1998   164,769(5)  107,261(6)     --        21,670
  Chairman of the   1997    32,363(5)  131,173(6)  78,000(7)   900,255
  Board, President  1996   331,000          --      4,000(4)    25,227
  and Chief
  Executive Officer
  of LabOne

(1) Compensation deferred at the election of an executive officer, pursuant to Lab Holdings' or its subsidiaries' 401(k) Plans, is included in the year earned.

(2) Includes the following contributions paid or accrued to the named executive's accounts in Lab Holdings', or one of its subsidiaries', as the case may be, 401(k) Plan ("401(k)") and Money Purchase Pension Plan ("MPP"), pursuant to a Supplemental Retirement Agreement ("SERP") with said executive and for term life insurance for said executive:

                        401(k)                     MPP
               ------------------------  ------------------------
  Executive      1998    1997    1996      1998    1997    1996
  ---------     ------  ------  ------    ------  ------  ------
  Mr. Jacobs  $    --      --    4,750       --      --   15,476
  Mr. Grant      4,526   9,922   4,750    16,421     --   15,476

                                                Term Life
                        SERP                Insurance Premiums
               ------------------------  ------------------------
  Executive      1998     1997     1996       1998     1997     1996
  ---------    -------  -------  -------    -------  -------  -------
  Mr. Jacobs  $    --   143,197   22,309       --        656    1,575
  Mr. Grant        --    38,201    2,914       723       870    2,087

    Lab Holdings' 401(k) Plan and Money Purchase Pension Plan were terminated effective as of December 31, 1996. Mr. Grant received $9,922 pursuant to LabOne's 401(k) Plan in 1997 and $4,526 in 1998. Also includes (i) severance payments to Messrs. Grant and Jacobs of $809,851 and $610,802, respectively and (ii) payment of accrued vacation amounts upon termination of employment to Messrs. Grant and Jacobs of $39,851 and $37,360, respectively.

(3) Consists of options to purchase (i) 15,000 shares of Lab Holdings common stock and (ii) 3,000 shares of common stock of LabOne.

(4) Consists entirely of options to purchase shares of common stock of Response Oncology, Inc. Numbers have been adjusted to reflect a 1 for 5 reverse stock split effective November 1995.

(5) Since November 1995, Mr. Grant has served as President, Chairman of the Board and Chief Executive officer of LabOne, an 80.5% owned subsidiary of Lab Holdings; however, Mr. Grant had received cash compensation only from Lab Holdings until June 1, 1997. At such time his employment with Lab Holdings was terminated. Lab Holdings paid Mr. Grant a base salary of $146,344 from January 1,
     1997 to May 31, 1997.   LabOne paid Mr. Grant a base salary of
     $86,019 from June 1, 1997 to December 31, 1997.

(6) Reflects cash bonuses paid to Mr. Grant by LabOne for services rendered to LabOne.

(7) Consists of options to purchase (i) 75,000 shares of common stock of LabOne and (ii) 3,000 shares of Response Oncology, Inc.

           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                   AND YEAR-END OPTION VALUES

     The table below provides information on option exercises in 1998 by the named executive officers and the values of such officers' unexercised options at December 31, 1998. No options were granted to any of those executive officers during 1998.

                                    Number of
                                   Securities          Value of
                                   Underlying         Unexercised
                                  Unexercised         In-the-Money
              Shares                Options              Options
             Acquired  Value      at Year End(#)      at Year End($)
                on    Realized ------------------   ------------------
             Exercise   ($)      Exer-    Unexer-    Exer-     Unexer-
   Name        (#)              cisable   cisable   cisable    cisable
----------------------------------------------------------------------
P. A. Jacobs    --      --       5,000(1) 10,000      --         --
W. T. Grant II  --      --      42,431(2) 60,000(2)  84,007      --

(1)  Consists entirely of shares of Lab Holdings' common stock.

(2) Consists entirely of options to purchase shares of common stock of LabOne, Inc. and the value (i.e. market value of underlying securities minus option exercise price) at December 31, 1998 of such options.

   REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

    Set forth below is the report of the compensation committee of the Board of Directors of Lab Holdings. The report covers all officers of Lab Holdings other than Mr. Grant, who is the Chairman, President and Chief Executive Officer of LabOne. The compensation committee did not, and Lab Holdings' Board of Directors also does not, have responsibility for and in fact does not establish compensation policy for officers and employees of LabOne. The Board of Directors of LabOne has its own compensation committee, which establishes compensation policies for the executive officers of LabOne.

              Report of the Compensation Committee

   Compensation Committee Interlocks and Insider Participation. The compensation committee of the Board of Directors of Lab Holdings consists of John H. Robinson, Jr. (Chairman) and Lan C. Bentsen. Mr. Robinson and Mr. Bentsen, who are non-employee directors of Lab Holdings, have not been employees or officers of Lab Holdings or any of its subsidiaries and have had no relationship or transaction with Lab Holdings requiring disclosure under Item 404 of Regulation S-K.

    This report is provided by the committee to assist stockholders in understanding the committee's philosophy in establishing the compensation of the Chief Executive Officer and all other executive officers of Lab Holdings for the year ended December 31, 1998.

    Overview and Compensation Philosophy. During 1996, Lab Holdings initiated a restructuring process that contemplated the distribution of most of its assets other than LabOne and Response Oncology to Lab Holdings' shareholders through the SLH Distribution. That distribution was effected on March 3, 1997. In connection with SLH's move to new facilities and the termination of a lease between SLH and Lab Holdings on June 1, 1997, Lab Holdings and SLH entered into an agreement whereby SLH hired all of Lab Holdings' existing employees and agreed to provide to Lab Holdings management and administrative services and certain office space for an annual fee of $75,000. This arrangement was entered into at the time that Lab Holdings was effecting a second distribution to Lab Holdings' stockholders of all of the common stock of Response Oncology owned by Lab Holdings. That distribution occurred on July 25, 1997. As a consequence of the SLH and Response Distributions and the Services Agreement, Lab Holdings had no employees between June 1, 1997, and August 7, 1998. On August 7, 1998, the Services Agreement was terminated due to the merger of SLH and Syntroleum Corporation, thereby necessitating a restaffing of Lab Holdings. In anticipation of the need to restaff, the compensation committee engaged McDaniel & Associates, Inc., a compensation consultant, in the spring of 1998 to assist the committee in developing a compensation structure for Lab Holdings' executive officers, who would become Lab Holdings employees.

    In developing a new compensation structure, the committee focused on tying Lab Holdings' business strategy to three basic elements of compensation: (a) base compensation, (b) severance pay and (c) existing stock option arrangements. The principal business of Lab Holdings is to manage its investment in LabOne. Although negotiations for the merger of the two companies had been terminated in 1997, the committee recognized that the long-term interests of both companies and stockholder groups was to engage in a combination or some other strategic transaction. Accordingly, the committee believed that compensation should be structured to ensure the continuity of management necessary to effectively pursue this strategy or to pursue other strategies that might develop under the circumstances.

    Consistent with these goals, Mr. Jacobs, the President and Chief Executive Officer, Mr. Fitzwater, the Executive Vice President, Chief Operating and Financial Officer, Treasurer and Secretary and Ms. McCoy, the Vice President and Chief Accounting Officer, were offered employment agreements that provide base compensation of $100,000, $100,000 and $70,000, respectively, and severance pay of two years' base salary for Messrs. Jacobs and Fitzwater and one year's base pay for Ms. McCoy.

    The committee also concluded that an amendment to the stock option plan was necessary to render it effective. Under the plan, options would expire 90 days following the termination of director status. Since the $26.50 exercise price of all options granted under the plan was significantly above the market price of Lab Holdings' stock, it was concluded that benefits under the plan would have no value should Lab Holdings be successful in implementing its strategy. Accordingly, the committee recommended an amendment, which was subsequently adopted by the Board, that would permit an optionee who was terminated in connection with a strategic transaction to exercise the option through the end of the option term, all of which expire on September 17, 2007.

    Compensation of the Chief Executive Officers for 1998. The components of the 1998 compensation of P. Anthony Jacobs, the President and Chief Executive Officer of Lab Holdings, ere also determined in accordance with the above discussion. Mr. Jacobs base compensation was set at $100,000 under the terms of an employment agreement as described above. Mr. Jacobs, as a director of Lab Holdings, is also the holder of options to purchase 15,000 shares of Lab Holdings' common stock at a price of $26.50 per share. As described above, that option was amended in August 1998, to extend the option exercise period upon termination of his status as a director in connection with a merger, consolidation, liquidation or certain change in control transactions.

    This report is being made over the names of John H. Robinson, Jr. and Lan C. Bentsen, who are the present members of the committee.


Performance of Lab Holdings' Common Stock

The following performance graph compares the performance of Lab Holdings' common stock during the period beginning on January 1. 1994 and ending December 31, 1998, to the NASDAQ Stock Market index (the "NASDAQ COMPOSITE"), and a peer group referred to as the "LabOne Peer Group." The LabOne Peer Group is a group of seven testing laboratories selected by LabOne (Bio-References Labs, Laboratory Corp. Of America, Oncormed, Pharmchem, Psychemedics, Unilab and Universal Standard Medical). The performance graph published by Lab Holdings last year also included the Russell 2000 Index. This is an index of companies, the mean of whose market capitalizations approximated that of Lab Holdings before its 1997 distributions of SLH Corporation and Response Oncology, Inc. The Russell 2000 Index was deleted from this year's graph due to the decline in Lab Holdings' market capitalization as a result of the SLH and Response distributions. Lab Holdings' total return for 1998 decreased compared to the return reflected by the Russell 2000 Index.

The graph assumes a $100 investment in Lab Holdings' common stock and in each of the indexes at the beginning of the period and a reinvestment of dividends paid on those investments throughout the period. Since dividends are included, the graph reflects the 1997 SLH and Response distributions, the equivalent cash value of which were $4.78 and $7.31 per share, respectively.

                     VALUE OF $100 INVESTMENTS
   AT DECEMBER 31, 1993 AND AT EACH SUBSEQUENT DECEMBER 31, THROUGH
       DECEMBER 31, 1998, ASSUMING REINVESTMENT OF DIVIDENDS


             [Performance graph reflecting information
                    shown in the table below]


Year End Data          1993    1994    1995     1996     1997    1998
-------------         ------  ------  ------   ------   ------  ------
Lab Holdings, Inc.    100.00   99.67   102.3   120.53   108.45   86.74
Nasdaq US CRSP Index  100.00   97.75  138.26   170.01   208.58  293.21
LabOne Peer Group     100.00   89.51   67.97    26.49    22.13   20.38



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Security Ownership of Lab Holdings Management.

The following table and notes thereto indicate the shares of common stock of Lab Holdings and of LabOne, known to Lab Holdings to be beneficially owned as of December 31, 1998, respectively, by each director (including the nominee for election as a director) of Lab Holdings, each of the executive officers named in the Summary Compensation Table, and by all directors and executive officers of Lab Holdings as a group.


                                                          Shares of
                          Shares of Lab                 Common Stock
                         Holdings Common                of LabOne
                             Stock           Percentage  Beneficially
                          Beneficially        of Class      Owned
Name                      Owned (1)(3)          (2)      (1) (4) (5)
---------------------   ---------------       ---------   ---------
Lan C. Bentsen                6,000              --           --
Steven K. Fitzwater           6,932              --              5
W. T. Grant II (6)          138,089              2.1%       81,596(7)
P. Anthony Jacobs             6,780              --           --
John H. Robinson, Jr.         6,652              --           --
All directors, nominees
  and executive officers
  as a group of six         164,453              2.2%       81,601(7)


(1) A beneficial owner of a security includes a person who, directly or indirectly, has or shares voting or investment power with respect to such security. Voting power is the power to vote or direct the voting of the security and investment power is the power to dispose or direct the disposition of the security. Each person listed has stated that he, either alone or with his spouse, has sole voting power and sole investment power with respect to the shares shown as beneficially owned, except as otherwise indicated.

(2) The percentages represent the total number of shares of common stock shown in the adjacent column divided by the number of issued and outstanding shares of common stock as of December 31, 1998 (6,489,103 shares). Percentages of less than one percent are omitted.

(3) Shares of Lab Holdings common stock shown as beneficially owned include shares issuable upon the exercise of stock options granted under the Lab Holdings, Inc. 1997 Directors' Stock Option Plan that were exercisable on December 31,1 998 or that become exercisable within 60 days thereafter, as follows: 5,000 shares for each of Messrs. Bentsen, Fitzwater, Jacobs and Robinson and 20,000 shares for all Directors and executive officers as a group.

(4) Shares of LabOne stock shown as beneficially owned include shares issuable upon the exercise of stock options granted under the LabOne Long-Term Incentive Plan that were exercisable on December 31, 1998 or that become exercisable within 60 days thereafter, as follows: W. T. Grant II, 57,431 shares; and all directors and executive officers as a group, 57,431 shares.

(5) Percentages of shares beneficially owned are less than 1% for all directors and executive officers, individually and as a group; the shares shown as beneficially owned do not include 10,712,200 shares of LabOne owned by Lab Holdings as to which each director of Lab Holdings has shared voting and investment power as a member of Lab Holdings' Board of Directors. Each Board member disclaims beneficial ownership of the LabOne shares owned by Lab Holdings.

(6) Includes 22,442 shares held by W. T. Grant II as custodian for his children; includes 45,000 shares held in a family trust for which W. T. Grant II serves as a co-trustee and in that capacity shares voting and investment powers; also includes 12,480 shares owned by the wife of W. T. Grant II, as to which he disclaims beneficial ownership.

(7) Includes the 22,365 shares of LabOne common stock held in an individually directed account of Mr. Grant under LabOne's 401(k) profit-sharing plan, as to which Mr. Grant has sole investment power only.




Security Ownership of Certain Other Beneficial Owners of Lab Holdings
Common Stock

     The following table indicates the shares of Lab Holdings common stock beneficially owned by the only persons (other than persons set forth in the preceding table) known to Lab Holdings or its management as beneficially owning more than five percent of Lab Holdings' common stock as of December 31, 1998.


                                 Amount and Nature            Percent
Name and Address of                of Beneficial              of Class
Beneficial Owner                     Ownership                   (1)
---------------------   -------------------------------------  -------
American Century
 Companies, Inc.        Total                       682,100(2)  10.5%
4500 Main Street          sole voting power         682,100
P. O. Box 418210          shared voting power           --
Kansas City, MO  64141    sole disposition power    682,100
                          shared disposition power      --

Wallace R. Weitz        Total                       881,454(2)  13.58%
 & Company                sole voting power         881,454
9290 W. Dodge Rd.         shared voting power           --
Suite 405                 sole disposition power    881,454
Omaha, NE  68114          shared disposition power      --

The Southern            Total                       467,192(2)   7.2%
 Fiduciary Group, Inc.    sole voting power          76,000
2325 Crestmoor Rd.        shared voting power           --
Suite 202                 sole disposition power    391,192
Nashville, TN             shared disposition power      --

William D. Grant        Total                     1,086,647(2)  16.7%
One Ward Parkway,         sole voting power         500,441
Suite 130                 shared voting power       586,206
Kansas City, MO 64112     sole disposition power    500,441
                          shared disposition power  586,206

(1) The percentage represents the total number of shares of common stock shown in the adjacent column divided by the number of issued and outstanding shares of common stock as of December 31, 1998.

(2)  As reported in  Schedule 13G filings as of December 31, 1998.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Employment Agreements and Termination of Interim Services Agreement. Effective August 7, 1998, Lab Holdings entered into employment agreements with Mr. Jacobs, Mr. Fitzwater and Ms. McCoy, all of whom are executive officers of Lab Holdings. Each employment agreement provides for employment of the executive officer for a term commencing on August 7, 1998, and continuing until the third anniversary of that date (the second anniversary in the case of Ms. McCoy's agreement). The term is extended for successive one year periods on each anniversary of the agreement unless notice of non-extension is given by either party to the other prior to that anniversary.

    The initial base compensation payable under the employment agreements is $100,000 for each of Mr. Jacobs and Fitzwater and $70,000 for Ms. McCoy. It is subject to adjustment annually by the Board of Directors, provided that base salary may not be decreased by more than five percent year to year.

    If the officer is terminated for cause or voluntarily terminates his employment with Lab Holdings, then, Lab Holdings will not be obligated to pay the officer any amounts of compensation or benefits following the date of termination. A voluntary termination does not include a resignation tendered at the request of the Board or following or in connection with a merger, consolidation, liquidation, dissolution or certain change in control events. If the officer is terminated without cause, Lab Holdings will continue to pay the officer amounts equal to his base compensation, as in effect at the time of the termination without cause, for the remaining term of this employment agreement, but in no event may the payments continue for a period of more than two years following the termination in the case of Mr. Jacobs and Mr. Fitzwater and for more than one year in the case of Ms. McCoy. In that case, Lab Holdings will also reimburse the officer for the cost of the officer's health insurance as in effect at the date of termination. The merger agreement described elsewhere in this report contemplates that each of the officers will tender their resignations at the closing of the merger. Under the employment agreements, those resignations will effect terminations of the employment agreements without cause so that each will be entitled to receive payments of their base compensation and health insurance benefits as described above. Copies of the employment agreements are appended to this report as Exhibits 10.13, 10.14 and 10.15.



                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

(a)  The following documents are filed as part of this report:
     (1) Financial Statements:
         Report of Independent Auditors with Respect to Lab
           Holdings, Inc.
         Lab Holdings, Inc. Consolidated Balance Sheets as of
           December 31, 1998 and 1997
         Lab Holdings, Inc. Consolidated Statements of Operations for
           the Years ended December 31, 1998, 1997 and 1996
         Lab Holdings, Inc. Consolidated Statements of Stockholders'
           Equity for the Years ended December 31, 1998, 1997 and 1996 Lab Holdings, Inc. Consolidated Statements of Comprehensive
           Income for the Years ended December 31, 1998, 1997 and 1996 Lab Holdings, Inc. Consolidated Statements of Cash Flows for
           the Years ended December 31, 1998, 1997 and 1996
         Lab Holdings, Inc. Notes to Consolidated Financial Statements

     (2) Financial Statement Schedule
           II.  Valuation and Qualifying Accounts and Reserves -
              Years ended December 31, 1998, 1997 and 1996

           All other schedules are omitted because they are not applicable or the information is given in the financial statements or notes thereto.

(b) Reports on Form 8-K.
    A Form 8-K current report dated October 16, 1998 was filed with the Commission reporting under Other Events that LabOne had entered into an agreement to acquire Systematic Business Services, Inc.

    A Form 8-K current report dated October 23, 1998 was filed with the Commission providing under Other Events a cautionary statement in order to obtain the benefits of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

(c) Index to Exhibits (Exhibits follow the Schedule);

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

     2.3 Agreement and Plan of Merger by and between Lab Holdings, Inc. and LabOne, Inc., dated March 7, 1999 (filed as
           Exhibit 2 to the Registrant's Report on Form 8-K dated March 7, 1999 and incorporated herein by reference).

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

     4.1 Form of Certificate of Serial Designation of Series A Preferred Stock (filed as Exhibit 4.2 to Amendment No. 1 to Registrant's Registration Statement on Form S-4, filed April 8, 1988, (File No. 33-20298) and incorporated herein by reference).

     4.2 Trust Indenture dated as of September 1, 1998, between the City of Lenexa, Kansas and Intrust Bank, N.A. related to the issuance of Taxable Industrial Revenue Bonds for the LabOne, Inc., Facility Project (filed as Exhibit 4.1 of the LabOne, Inc. Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

     4.3 Lease Agreement dated as of September 1, 1998 between the City of Lenexa, Kansas and LabOne, Inc. related to the Trust Indenture filed as Exhibit 4.1 to the Company's Report on Form 10-Q for the quarter ended September 30, 1998 (filed as Exhibit 4.2 of the LabOne, Inc. Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

     4.4 Reimbursement Agreement dated as of September 1, 1998 between LabOne, Inc. and Commerce Bank, N.A. related to Exhibits 4.1 and 4.2 to the Company's Report on Form 10-Q for the quarter ended September 30, 1998 (filed as Exhibit
           4.3 of the LabOne, Inc. Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

     4.5 Letter agreement dated September 4, 1998, between the Company and Commerce Bank, N.A. relating to the Company's obligations with respect to the Reimbursement Agreement and letters of credit to be issued thereunder that is filed as
           Exhibit 4.3 to the Company's Report on Form 10-Q for the quarter ending September 30, 1998 (filed as Exhibit 4.4 of the Registrant's form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

    10.1 Registrant's 1997 Directors' Stock Option Plan, as amended (filed as Exhibit 10.4 of the Registrant's Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).***

    10.2 Form of Option Agreement with directors under the Directors' Stock Option Plan, as amended (filed as Exhibit
           10.5 of the Registrant's Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).***

    10.3 Form of Indemnification Agreement between Registrant and its directors and corporate/executive officers (filed as Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 0-16946) and incorporated herein by reference).

    10.4 Long-Term Incentive Plan of LabOne, Inc., approved May 16, 1991 with amendments adopted May 21, 1993 and November 9, 1993 (filed as Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-16946) and incorporated herein by reference).**

    10.5 Amendment to LabOne's Long Term Incentive Plan, effective February 10, 1995 (filed as Exhibit 10.31 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-16946) and incorporated herein by reference).**

    10.6 Amendment to LabOne's Long Term Incentive Plan, effective May 9, 1997 (filed as Exhibit 10.5 to LabOne, Inc. Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-15975) and incorporated herein by reference).**

    10.7   1997 Long-Term Incentive Plan of LabOne, Inc. (filed as
           Exhibit 10.1 to the LabOne, Inc. Form 10-Q for the quarter ended June 30, 1998 (File No. 0-15975) and incorporated herein by reference).**

    10.8 Form of Stock Option Agreement pursuant to the LabOne 1997 Long-Term Incentive Plan (filed as Exhibit 10.2 to the LabOne, Inc. Form 10-Q for the quarter ended June 30, 1998 (File No. 0-15975) and incorporated herein by reference).**

    10.9   LabOne's Stock Plan for non-employee directors (filed as
           Exhibit 10.23 to Registrant's Annual Report on Form
           10-K for the year ended December 31, 1994 (File No. 0-16946) and incorporated herein by reference).**/***

    10.10 LabOne's Annual Incentive Plan (filed as Exhibit 10.3 to LabOne, Inc. Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-15975) and incorporated herein by reference).**

    10.11 Lab Holdings, Inc. Facilities Sharing and Interim Services Agreement, dated as of June 1, 1998 (filed as Exhibit 10.29 to the SLH Corporation Registration Statement on Form S-4 (Registration No. 333-50253) and incorporated herein by reference).

    10.12 Tax Sharing Agreement, dated as of February 28, 1997, between the Registrant and SLH Corporation (filed as Exhibit 10(b) to SLH Corporation's Registration Statement on Form 10/A (Amendment No. 1) filed February 4, 1997 (File No. 0-21911) and incorporated herein by reference).

    10.13 Employment agreement between the Registrant and P. Anthony Jacobs, the President and Chief Executive Officer of the Registrant (filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).**

    10.14 Employment agreement between the Registrant and Steven K. Fitzwater, the Executive Vice President and Chief Operating and Financial Officer of the Registrant (filed as Exhibit
           10.2 to the Registrant's Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).**

    10.15 Employment agreement between the Registrant and Linda K. McCoy, the Vice President and Chief Accounting Officer of the Registrant (filed as Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).**

    10.16 Warrant to Purchase Shares of Common Stock of LabOne, Inc. issued to National Support Services, Inc. (filed as Exhibit 4 to the LabOne, Inc. Form 10-Q for the quarter ended
           March 31, 1998 and incorporated herein by reference).

    10.17 Warrant to Purchase Shares of Common Stock of LabOne, Inc. issued to USA Managed Care Organization (filed as Exhibit
           4.5 to the LabOne, Inc. Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    11 Statement regarding computation of per share earnings - see Note l of Notes to Consolidated Financial Statements,
           "Earnings Per Share."

    21 Subsidiaries of Registrant (reference is made to Item 1 hereof).

    24     Powers of Attorney

    27 Financial Data Schedule - as filed electronically by the Registrant in conjunction with this 1998 Form 10-K.

    99.1 Cautionary Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995
           (incorporated by reference to the Registrant's Report on Form 8-K, dated October 23, 1998).

  ** Management Compensatory Plan

 *** Non-Management Director Compensatory Plan

(d)  Not Applicable.



                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LAB HOLDINGS, INC.
                                     By:    /s/ P. Anthony Jacobs
                                         -----------------------------
                                            P. Anthony Jacobs
                                     Title: President, Chief Executive
                                            Officer and Director
                                     Date:  March 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons who serve Registrant in the capacities and on the dates indicated.

Name                       Title                        Date
----------------------------------------------------------------------
/s/ John H. Robinson, Jr.  Chairman of the Board        March 29, 1999
-------------------------  and Director
John H. Robinson, Jr.

/s/ Lan C. Bentsen         Director                     March 29, 1999
-------------------------
Lan C. Bentsen

/s/ Steven K. Fitzwater    Executive Vice President,    March 29, 1999
-------------------------  Chief Operating and
Steven K. Fitzwater        Financial Officer,
                           Secretary and Director

/s/ Linda K. McCoy         Vice President, Chief        March 29, 1999
-------------------------  Accounting Officer and
Linda K. McCoy             Assistant Secretary



                   LAB HOLDINGS, INC. AND SUBSIDIARIES
                              Schedule II
             Valuation and Qualifying Accounts and Reserves
-------------------------------------------------------------------
                                  Additions-
                                  Charged to
                                    selling,
                  Balance at      general and    Deductions-  Balance
                   beginning     administrative uncollectible at end
Description        of year          expenses      accounts    of year
----------------------------------------------------------------------
                                  (In thousands)
Year ended December 31, 1998
Accounts and notes receivable -
    allowance for
    doubtful
    accounts       $   968           1,503            144       2,327

Year ended December 31, 1997
Accounts and notes receivable -
    allowance for
    doubtful
    accounts       $ 1,022             521            575         968

Year ended December 31, 1996
Accounts and notes receivable -
    allowance for
    doubtful
    accounts       $ 1,234             717            929       1,022