Form 10-Q
period 1999-03-31
LAB HOLDINGS INC
filed 1999-05-13
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q



          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        -----              SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1999

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
Number of shares outstanding of only class of Registrant's common stock as of
May 6, 1999:   $1 par value common - 6,489,103


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
---------------------------------------------------------------------
                                             (unaudited)
                                              March 31,   December 31,
                                                 1999         1998
---------------------------------------------------------------------
                                                     (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                 $   11,745       15,223
  Accounts receivable                           19,692       18,730
  Current income taxes                             374          400
  Inventories                                    1,361        1,798
  Real estate available for sale                 1,793        3,515
  Prepaid expenses and other current assets      2,589        2,753
  Deferred income taxes                          3,284        3,973
                                              ---------------------
      Total current assets                      40,838       46,392
                                              ---------------------
Property, plant and equipment                   76,365       72,919
  Less accumulated depreciation                 34,653       35,983
                                              ---------------------
    Net property, plant and equipment           41,712       36,936
                                              ---------------------
Other assets:
  Intangible assets                             14,283       14,825
  Other assets                                   1,149          425
                                              ---------------------
Total Assets                                $   97,982       98,578
                                              =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $    5,962        4,393
  Retainage and construction payable             3,473        3,809
  Accrued payroll and benefits                   3,083        4,149
  Other accrued expenses                           567          610
  Other current liabilities                        344          275
  Current portion of long-term debt              1,863        1,860
                                              ---------------------
      Total current liabilities                 15,292       15,096
Long-term debt                                  18,094       18,097
Deferred income taxes                              121          (65)
                                              ---------------------
      Total liabilities                         33,507       33,128
                                              ---------------------
Minority interests                              10,276       10,392
                                              ---------------------
Stockholders' equity:
  Preferred stock of $1 par value.
    Authorized 3,000,000 shares; none issued       --           --
  Common stock of $1 par value.
    Authorized 24,000,000 shares;
    issued 7,500,000 shares                      7,500        7,500
  Paid-in capital                                2,921        2,921
  Accumulated other comprehensive income (loss)   (671)        (683)
  Retained earnings                             74,593       75,464
                                              ---------------------
                                                84,343       85,202
  Less cost of 1,010,897 shares
    of treasury stock                           30,144       30,144
                                              ---------------------
      Total stockholders' equity                54,199       55,058
                                              ---------------------
Total Liabilities and Stockholders' Equity  $   97,982       98,578
                                              =====================

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements Of Earnings
----------------------------------------------------------------------------
                                                    (unaudited)
                                                Three months ended
                                                      March 31,
                                                 1999         1998
----------------------------------------------------------------------------
                                         (in thousands except share amounts)

Sales                                       $   27,328        23,333
Cost of sales                                   15,651        12,959
                                               ---------------------
  Gross profit                                  11,677        10,374

Selling, general and administrative              9,050         7,859
                                               ---------------------
  Earnings from operations                       2,627         2,515

Investment income - net                            147           367
Interest expense                                  (290)          --
Other income (expense)                              (6)           (1)
                                               ---------------------
  Earnings before income taxes                   2,478         2,881
Income taxes                                     1,023         1,304
                                               ---------------------
  Earnings before minority interests             1,455         1,577
Minority interests                                 380           369
                                               ---------------------
  Net earnings                              $    1,075         1,208
                                               =====================

Basic earnings per share                    $      .17           .19
Diluted earnings per share                  $      .17           .18

Dividends per share                         $      .30           .30
Book value per share                        $     8.35          8.62

Weighted average shares outstanding           6,489,103    6,489,103
Shares outstanding end of period              6,489,103    6,489,103


See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity and Comprehensive Income Three Months Ended March 31, 1999(unaudited)
---------------------------------------------------------------------------
                                            Comprehensive     Stockholders'
                                                Income           Equity
---------------------------------------------------------------------------
                                                    (in thousands)
Common stock:
  Balance, beginning and end of period       $                      7,500
                                                                 --------

Paid-in capital:
  Balance, beginning and end of period                              2,921
                                                                 --------
Retained earnings:
  Balance, beginning of period                                     75,464
  Net earnings                                   1,075              1,075
  Cash dividends paid                                              (1,946)
                                                                 --------
  Balance, end of period                                           74,593
                                                                 --------
Accumulated other comprehensive income (loss)
  Balance, beginning of period                                       (683)

  Foreign currency translation                      12                 12
                                              --------           --------
  Balance, end of period                                             (671)
                                                                 --------

Less:
  Treasury stock:
  Balance, beginning and end of period                             30,144
                                                                 --------

    Totals                                   $   1,087             54,199
                                              ========           ========


See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
------------------------------------------------------------------
                                                    (unaudited)
                                                Three Months Ended
                                                     March 31,
                                                 1999       1998
------------------------------------------------------------------
                                                  (In thousands)
OPERATING ACTIVITIES
Net earnings                                $    1,075      1,208
Adjustments to reconcile net earnings
  to net cash provided by operations:
    Depreciation and amortization                1,637      1,452
    Earnings applicable to minority interests      380        369
    Change in trading portfolio, net               --        (109)
    Change in accounts receivable                 (960)    (2,816)
    Change in accounts payable                     146        972
    Income taxes and other, net                    505         19
                                              -------------------
      Net cash provided by operations            2,783      1,095
                                              -------------------
INVESTING ACTIVITIES
Purchases of investments held to maturity          --      (4,467)
Maturities of investments held to maturity         --         702
Additions to property, plant and equipment,net  (3,855)    (1,725)
Other, net                                        (472)      (367)
                                              -------------------
  Net cash used by investing activities         (4,327)    (5,857)
                                              -------------------
FINANCING ACTIVITIES
Payment of principal on long-term debt              (3)       --
Regular quarterly dividends paid                (1,946)    (1,946)
                                              -------------------
  Net cash used by financing activities         (1,949)    (1,946)
                                              -------------------
Effect of foreign currency translation              15          9
                                              -------------------
Net decrease in cash and cash equivalents       (3,478)    (6,699)
Cash and cash equivalents at
  beginning of period                           15,223     22,129
                                              -------------------
Cash and cash equivalents at end of period  $   11,745     15,430
                                              ===================
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                  $      327        --
                                              ===================
  Income taxes, net                         $      162        109
                                              ===================
See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



LAB HOLDINGS, INC.
Notes to Consolidated Financial Statements
March 31, 1999 and 1998

(1) The interim financial information furnished herein is unaudited while the balance sheet at December 31, 1998 is derived from audited financial statements. In the opinion of management, the financial information reflects all adjustments which are necessary to fairly state Lab Holdings' financial position at March 31, 1999 and December 31, 1998 and the results of its operations and cash flows for the periods ended March 31, 1999 and 1998. All adjustments made in the interim period were of a normal recurring nature. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and therefore included in the financial statements are certain amounts based on management's informed estimates and judgments.
The financial information herein is not necessarily representative of a full year's operations because levels of sales, interest rates and other factors fluctuate throughout the fiscal year. These same considerations apply to all year to year comparisons. Certain 1998 amounts have been reclassified for comparative purposes with no effect on net earnings. See Lab Holdings' Annual Report pursuant to Section 13 to the Securities Exchange Act of 1934 (Form 10-K) for additional information not required by this Quarter's Report (Form 10-Q).

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

(2) Lab Holdings' principal asset consists of its 80.5% ownership of LabOne, Inc., a publicly-traded company. On March 8, 1999, Lab Holdings and LabOne jointly announced that the Boards of Directors of both companies have approved an agreement to merge the two companies. A Registration Statement covering the proposed transaction was filed with the Securities and Exchange Commission on April 13. Under the merger agreement, LabOne is to be merged into Lab Holdings and the combined company's name will be changed to LabOne, Inc. Stockholders of Lab Holdings will have each of their Lab Holdings shares split immediately before the merger into 1.5 shares of the combined company. Stockholders of LabOne, other than Lab Holdings, will be entitled to elect to have each of their existing LabOne shares exchanged for one share of the combined company or $12.75 in cash or a combination of cash and shares up to a limit of $16.6 million in cash (approximately 50% of eligible shares). The combined company will use cash from operations and additional borrowings, if necessary, to cover the purchase of shares from LabOne stockholders that choose the cash election option. The merger is subject to approval by the holders of two-thirds of the outstanding Lab Holdings shares and a majority of the shares voted by LabOne stockholders, other than Lab Holdings and its affiliates, and other closing conditions.

(3) Cash and cash equivalents include demand deposits in banks, money market investments and overnight investments that are stated at cost, which approximates market value.

(4) Basic earnings per share is computed using the weighted average number of common shares and diluted earnings per share is computed using the weighted average number of common shares and dilutive stock options.

Earnings available to common shareholders was adjusted to reflect the Company's share of LabOne's earnings based on a diluted ownership after taking into account LabOne's common stock equivalents. The following table reconciles net earnings and weighted average shares used to computed basic and diluted earnings per share.

                                                 March 31, 1999
                                    -----------------------------------
                                                              Per Share
                                    Net Earnings   Shares      Amount
                                    -----------------------------------
Basic earnings per share           $ 1,075,000    6,489,103     $ .17

Effect of dilutive securities:
  Lab Holdings stock options              --            --
  LabOne stock options                  (3,000)         --
                                    -----------------------------------
Diluted earnings per share         $ 1,072,000    6,489,103     $ .17
                                    ===================================

                                                 March 31, 1998
                                    -----------------------------------
                                    Earnings from
                                     Continuing               Per Share
                                     Operations    Shares      Amount
                                    -----------------------------------
Basic earnings per share           $ 1,208,000    6,489,103     $ .19

Effect of dilutive securities:
  Lab Holdings stock options              --            --
  LabOne stock options                 (23,000)         --
                                    -----------------------------------
Diluted earnings per share         $ 1,185,000    6,489,103     $ .18
                                    ===================================

(5) The Company, through its subsidiary, LabOne, operates principally in three lines of business: insurance, clinical testing and substance abuse testing. The following table presents the Company's selected financial information for each segment.

                                                       Three Months Ended
                                                            March 31,
                                                        1999        1998
                                                       ------------------
                                                          (in thousands)
Sales
  Insurance risk appraisal testing                   $ 17,584      16,822
  Clinical diagnostic testing                           5,958       3,654
  Substance abuse testing                               3,786       2,857
                                                       ------------------
    Total sales                                      $ 27,328      23,333
                                                       ==================

Operating Income
  Insurance services                                 $  4,152       5,212
  Clinical services                                      (959)     (1,935)
  Substance abuse testing                                (119)       (179)
  General corporate expense                              (447)       (583)
                                                       ------------------
    Earnings from operations                            2,627       2,515
  Investment income - net                                 147         367
  Interest expense                                       (290)        --
  Other income (expense)                                   (6)         (1)
                                                       ------------------
    Earnings before income taxes                     $  2,478       2,881
                                                       ==================

Company assets classified as corporate increased significantly due to bond proceeds and construction of the new LabOne facility. There were no material changes in assets in the other segments, or in the basis of segmentation or measurement of segment operating income or loss.

(6) Comprehensive income is defined as any change in equity from transactions and other events originating from non-owner sources. For Lab Holdings, those changes are composed of reported net income and changes in unrealized foreign currency translation adjustments. The components of comprehensive income are as follows.

                                                            March 31,
                                                        1999        1998
                                                       ------------------
                                                          (in thousands)

Net earnings (loss)                                  $  1,075       1,208

Other comprehensive income
  Foreign currency translation                             12           8
                                                       ------------------
      Total Comprehensive Income                     $  1,087       1,216
                                                       ==================

(7)  Contingencies

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






ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS


Selected Financial Data
                                        Three months ended
                                           March 31,
                                       ----------------------
                                          1999        1998
                                       ----------  ----------

Sales                                $27,328,000  23,333,000
Earnings from operations             $ 2,627,000   2,515,000
Investment income - net              $   147,000     367,000
Net earnings                         $ 1,075,000   1,208,000

Basic earnings per share             $       .17         .19
Diluted earnings per share           $       .17         .18
Dividends per share                  $       .30         .30
Book value per share                 $      8.35        8.62


Introductory remarks about results of operations

Lab Holdings, Inc.'s (Lab Holdings or Registrant) principal asset consists of a majority ownership of LabOne, Inc. (LabOne), together with $6 million of related goodwill. Additionally, Lab Holdings has approximately $5.7 million of other net assets, consisting primarily of cash, short-term investments and income tax receivables. Prior to October 20, 1997, Lab Holdings was named Seafield Capital Corporation (Seafield). Seafield changed its name to Lab Holdings for better identification with its primary asset, the approximate 80.5% ownership of LabOne.

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

LabOne provides risk-appraisal laboratory testing services to the insurance industry. The tests performed are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on specimens of individual life insurance policy applicants. LabOne also provides testing services on specimens of individuals applying for individual and group medical and disability policies. Through its subsidiary, SBSI, LabOne provides telephone inspections, motor vehicle reports, attending physician statements and claims investigation services to life and health insurers nationwide.

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

The Lab Card Program provides laboratory testing at reduced rates as compared to traditional laboratories. It uses a unique benefit design that shares the cost savings with the patient, creating an incentive for the patient to help direct laboratory work to LabOne. Under the Program, the patient incurs no out-of-pocket expense when the Lab Card is used, and the insurance company or self-insured group receives substantial savings on its laboratory charges. LabOne's LBM programs, including BlueCross BlueShield of Tennessee and the Lab Card program, have more than 2.3 million lives enrolled.

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


FIRST QUARTER ANALYSIS

Net sales increased 17% in the first quarter 1999 to $27.3 million from $23.3 million in the first quarter 1998. The increase of $4 million is due to increases in clinical laboratory revenue of $2.3 million, substance abuse testing (SAT) revenue of $929,000 and insurance services revenue of $762,000.

Clinical diagnostic testing revenue increased from $3.7 million to $6 million for the quarter due to increased testing volumes partially offset by a 6% decrease in average revenue per patient. SAT revenue increased from $2.9 million in 1998 to $3.8 million in 1999 due to a 35% increase in testing volumes as compared to last year.

The insurance services division revenue increased $762,000 due to the addition of SBSI revenue and growth in non laboratory services revenue, partially offset by lower laboratory and kit revenue. SBSI contributed $1.9 million, and non laboratory services revenue increased $300,000 over last year. Insurance laboratory testing revenue decreased $800,000 as a result of competitive pressures. The total number of insurance applicants tested in the first quarter 1999 decreased by 4% as compared to the same quarter last year. Average revenue per applicant decreased 2.5%. Kit and container revenue declined due to a decrease in the number of kits sold.

Cost of sales increased $2.7 million or 21% in the first quarter 1999 as compared to the prior year, due to increases in payroll, outside services such as paramed collections and state motor vehicle report fees, and postage expense. A significant portion of these increases are related to the addition of SBSI. Laboratory overtime and regular labor expense increased related to the move to LabOne's new facility. These increases were partially offset by a decrease in insurance kit expenses due to lower sales volumes. Clinical cost of sales expenses were $3.9 million as compared to $3.4 million in the first quarter 1998. SAT cost of sales expenses were $2.8 million as compared to $2.1 million in the first quarter 1998. Insurance cost of sales expenses increased from $7.5 million to $9 million primarily due to the addition of SBSI.

As a result of the above factors, gross profit for the quarter increased $1.3 million or 13% from $10.4 million in 1998 to $11.7 million in 1999. Clinical gross profit increased $1.7 million on an increase in revenue of $2.3 million. SAT gross profit increased $200,000 on an increase in revenue of $929,000. Insurance gross profit decreased $700,000 or 7%.

LabOne's selling, general and administrative expenses increased $1.1 million or 15% in the first quarter 1999 as compared to the prior year due primarily to the inclusion of SBSI and increases in bad debt, depreciation and moving expenses. Insurance expenditures increased to $4.5 million for the quarter as compared to $4.1 million in 1998 primarily due to the addition of SBSI. Total clinical expenditures increased $800,000 to $3 million in 1999 due to an increase in corporate overhead allocations to $900,000 from $600,000 in 1998 and an increase in bad debt expense. SAT expenditures were $1.1 million as compared to $1 million last year.
Closure on the sale of the former laboratory facility resulted in a gain of $300,000. Depreciation expense on the new facility is expected to be less than $300,000 per quarter.

Lab Holding's selling, general and administrative expenses increased to $256,000 in the first quarter 1999 from $181,000 in the first quarter of 1998. Prior to August 7, 1998, Lab Holdings received administrative services which were provided by SLH Corporation. As a result of SLH's merger with Syntroleum Corporation on August 7, 1998, the previous services agreement with SLH was terminated and Lab Holdings' personnel are employed directly by Lab Holdings resulting in increased administration expenses during 1999's first quarter. Goodwill amortization of $368,000 associated with Lab Holdings' investment in LabOne was included in the first quarter operating results of both 1999 and 1998.

Consolidated earnings from operations increased slightly to $2.6 million in 1999's first quarter from $2.5 million in the first quarter of 1998. LabOne's clinical segment improved $1 million to an operating loss of $1 million. The SAT segment improved $100,000 from an operating loss of $200,000 in the first quarter 1998 to a loss of $100,000 in 1999. The insurance segment declined $1.1 million to an operating profit of $4.2 million.

Other investments include liquidity investments. The return on short-term investments is included in the investment income line in the consolidated statements of operations. Investment income decreased to $147,000 in 1999's first quarter from $367,000 in 1998's first quarter primarily reflecting a reduction in capital available for investments.

Interest expense increased to $290,000 in 1999 first quarter as a result of LabOne's new facility being placed in service. Previously, the interest had been capitalized during construction in 1998. Miscellaneous items produced a $6,000 loss in 1999's first quarter as compared to a loss of $1,000 in 1998's first quarter.

Tax expense decreased to $1 million in 1999's first quarter from $1.3 million in 1998's first quarter. The effective tax rate decreased to 41% from 45% due primarily to LabOne's state income tax incentives.

The combined effect of the above factors resulted in net earnings of $1.1 million or $0.17 diluted earnings per share in the first quarter of 1999, compared to net earnings of $1.2 million or $0.18 diluted earnings per share in the same period last year.



LIQUIDITY AND CAPITAL RESOURCES

On March 31, 1999, at the holding company level, Lab Holdings had available for operations approximately $4.8 million in cash and cash equivalents.
Lab Holdings' working capital at March 31, 1999 decreased to $4.5 million from $5.4 million at December 31, 1998, reflecting costs associated with the proposed merger with LabOne.

On a consolidated basis, Lab Holdings had $11.7 million in cash and short-term investments at March 31, 1999. Current assets totaled approximately $40.8 million while current liabilities totaled $15.3 million.

Net cash provided by operations increased by $1.7 million to $2.8 million in 1999's first quarter compared with $1.1 million in 1998's first quarter, primarily attributable to LabOne's slower increase in accounts receivables.

Net cash used by investing activities in 1999's first quarter totaled $4.3 million, as compared with $5.9 million in 1998's first quarter. The net cash used in 1999 primarily reflects LabOne's $3.9 million net additions to property plant and equipment related to construction and fixtures for the new facility. Net cash used by investing activities in 1998's first quarter included a net increase in long-term investments of $3.8 million and $1.7 million of net additions to property, plant and equipment. LabOne's capital additions are expected to be approximately $5 million annually.

Net cash used by financing activities totaled $1.9 million in both 1999 and 1998's first quarters primarily consisting of regular cash dividends.

Lab Holdings is currently a holding company. Sources of cash are investments and subsidiary dividends. The primary uses of cash for Lab Holdings are investments, operating expenses and dividends to shareholders.

LabOne paid regular quarterly dividends in 1999 and 1998. As an approximate 80.5% owner, Lab Holdings received $1.9 million of cash dividends from LabOne in the first quarter 1999. LabOne's working capital position decreased by $4.8 million to $21.1 million at March 31, 1999 from $25.9 million at December 31, 1998. This decrease is primarily due dividends paid and capital additions exceeding cash provided by operations.

LabOne had no short-term borrowings in the first quarter of 1999. LabOne expects to fund operations and future dividend payments from a combination of cash flows from operations, cash reserves and short term borrowings. Proceeds from the industrial revenue bond have been used to finance the construction of the LabOne's new facility project. Interest on the bond is based on a taxable seven day variable rate and is currently approximately 5.7%. LabOne expects to repay the bond over 11 years at $1.85 million per year plus interest.

YEAR 2000

LabOne is actively addressing Year 2000 computer concerns. LabOne has established an oversight committee which includes management from all parts of the Company and meets periodically to review progress. LabOne's laboratory operating systems and its business processing systems were completely rewritten in the past ten years and were brought into compliance with Year 2000 date standards at that time. As part of construction of the new facility, certified compliant security systems, time clocks and heating and cooling systems (non-IT systems) were installed. LabOne expects to complete all remaining internal Year 2000 objectives by the end of the second quarter, 1999.

LabOne is assessing the Year 2000 preparation and contingency plans of clients and vendors. LabOne has material relationships and dependencies with its primary telecommunications provider, Sprint Corp., its inbound shipping provider, Airborne Express, and municipal services providers. In the event of a service interruption, LabOne has the ability to switch telecommunications services to AT&T at any time, and maintains backup electrical generators capable of meeting its electrical needs. LabOne currently tracks and controls routing of its inbound specimens and can use USPS, airlines and other common carriers or express delivery services in the event of delivery problems with Airborne Express. LabOne currently maintains approximately 8 weeks supply of most laboratory supplies, and does not expect significant problems in obtaining supplies. LabOne continues to review the Year 2000 plans of these providers, and does not currently expect significant problems in these areas, however, there can be no assurance that the systems of clients and vendors will be converted to address Year 2000 problems in a timely and effective manner or that such conversions will be compatible with the LabOne's computer systems.

Resources dedicated to the remaining effort are expected to cost less than $200,000 and are not considered a material expense to LabOne. These efforts have not caused delay to LabOne's other ongoing information systems projects. LabOne has not hired any outside consultants or other independent validation provider at this time, and does not expect to do so.

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


ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A foreign currency risk exposure exists due to billing Canadian subsidiary revenue in Canadian dollars and the direct laboratory expenses associated with this revenue being incurred in US dollars. This exposure is not considered to be material. Any future material Canadian currency fluctuations against the US dollar could result in a decision to hedge future foreign currency cash flows, or to increase Canadian prices.

An interest rate risk exposure exists due to LabOne's liability of $20 million in industrial revenue bonds. The interest expense incurred on these bonds is based on a taxable seven day variable rate, which including letter of credit and remarketing fees, is approximately 5.7% as of May 1, 1999. This exposure is not considered material. Any future increase in interest rates would result in additional interest expense and could result in a decision to enter into a long-term interest rate swap transaction.




PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities
         (a)  Changes in Securities:  None

         (b) Under the Missouri General Corporation Law, no dividends to stockholders may be declared or paid at a time when the net assets of the corporation are less than its stated capital or when the payment thereof would reduce the net assets of the corporation below its stated capital.
At March 31, 1999, the net assets of Lab Holdings, Inc. exceeded its stated capital by $46,699,000.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Securities Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
              2 Form of Agreement and Plan of Merger by and between Lab Holdings, Inc. and LabOne, Inc., as amended and restated, dated as of March 7, 1999 (incorporated by reference to Exhibit 2.3 to the Registrant's Registration Statement on Form S-4 filed April 13, 1999, file No. 333-76131).

             27 Financial Data Schedule - as filed electronically by the Registrant in conjunction with this Form 10-Q.

         (b)  Reports on Form 8-K:
              A current report on Form 8-K was filed on March 8, 1999 to report that the Boards of Directors of Lab Holdings' and its 80.5% owned subsidiary, LabOne, Inc., had approved an agreement to merge the two companies.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Lab Holdings, Inc.

Date May 13, 1999                   By  /s/  Steven K. Fitzwater
                                        ----------------------------
                                        Steven K. Fitzwater
                                        Executive Vice President, Chief
                                        Operating and Financial Officer


Date May 13, 1999                   By  /s/  Linda K. McCoy
                                        ----------------------------
                                        Linda K. McCoy
                                        Vice President and
                                        Chief Accounting Officer