Form 10-K405/A
period 1998-12-31
LAB HOLDINGS INC
filed 1999-05-28
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C.  20549
                             FORM 10-K/A
                           Amendment No. 1

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
   Yes    X        No
      -------         -------
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                                   ---

Approximate aggregate market value of voting stock held by non-affiliates of Registrant: $90,847,442 (based on closing price as of May 26, 1999)

Number of shares outstanding of only class of Registrant's common stock as of May 26, 1999: $1 par value common - 6,489,103

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


                             PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

Registrant's common stock trades on the Nasdaq Stock Market under the symbol "LABH". As of May 26, 1999, the outstanding shares were held by 1,688 stockholders of record. High and low sales prices for each quarter of 1998 and 1997 are included in the table of quarterly financial data in Note 14 of the Notes to Consolidated Financial Statements. Also set forth in the table are quarterly dividends paid per share. Registrant's payment of future dividends will be at the discretion of its board of directors and can be expected to be dependent upon a number of factors, including future earnings, financial condition, cash needs and general business conditions. The dividend-paying capabilities of subsidiaries may be restricted as to their transfer to the parent company.



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

Lab Holdings had investments in real estate, energy businesses and miscellaneous assets. On March 3, 1997, Lab Holdings distributed to its shareholders all of the outstanding shares of common stock of its wholly-owned subsidiary, SLH Corporation (SLH). In connection with this distribution and pursuant to a Distribution Agreement between Lab Holdings and SLH, Lab Holdings transferred its real estate and energy businesses and miscellaneous assets and liabilities to SLH. The SLH spin-off was accounted for as a dividend and reduced Lab Holdings' retained earnings by $47.9 million.

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

On July 25, 1997, Lab Holdings distributed to its shareholders all the shares of common stock of Response owned by Lab Holdings. Response's operations are presented as a discontinued healthcare business in Lab Holdings' financial statements. The second quarter was the last period in which Response significantly impacted Lab Holdings' operating results. The second quarter discontinued healthcare operations reflected a non-cash tax expense partially offset by Lab Holdings' share of Response's earnings. The distribution of Response stock was effected as a taxable dividend by Lab Holdings in which Lab Holdings utilized tax loss carryforwards to offset the resulting $3.8 million tax liability in the financial statements. The distribution of the Response stock as a dividend reduced Lab Holdings' retained earnings by $51.3 million.

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

Consolidated selling, general and administrative expenses also were impacted at the Lab Holdings level during 1998. On August 7, 1998, an agreement that provided Lab Holdings with management and administrative services was cancelled and Lab Holdings was required to employ its entire present staff and to increase expenses for related management, employee and administrative costs and expenses that had been born by SLH Corporation. The total annual cash general and administrative expenses at the Lab Holdings level are approximately $1 million. General and administrative expenses also include $1.5 million of annual amortization of goodwill incurred in connection with prior purchases of LabOne shares. That goodwill will have been fully amortized by April 2003.

During 1997, Lab Holdings significantly reduced its corporate structure and overhead costs as the SLH and Response distributions were finalized. The decrease in consolidated selling, general and administrative expenses to $33.6 million in 1998 from $34.8 million in 1997 reflects both LabOne's $3.3 million increased expenses discussed above and Lab Holdings' $4.6 million decrease in general corporate expenses including position eliminations and related severance benefits.

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


1997 Compared to 1996

Insurance, Clinical and Substance Abuse Testing Segments:

LabOne's revenue for the year ended December 31, 1997 was $78.9 million as compared to $59.4 million in 1996. The increase of $19.5 million, or 33%, is due to increases in insurance segment revenue of $11.2 million, SAT revenue of $4.7 million and clinical laboratory revenue of $3.6 million. The insurance segment increased 22% due to an increase in the total number of insurance applicants tested and an increase in kit revenue, partially offset by a 1% decrease in the average revenue per applicant. The increase in insurance segment revenue is primarily due to an increase in market share and changes to testing thresholds. Effective January 30, 1997, LabOne acquired certain assets, including customer lists, of GIB Laboratories, Inc., a subsidiary of Prudential Insurance Company of America. Concurrently, Prudential's individual insurance group agreed to use LabOne as its exclusive provider of risk assessment testing services for a three year period. At the time of the purchase, GIB served approximately 5% of the insurance laboratory testing market. Revenue in 1997 from former GIB customers, including Prudential, was approximately $3.8 million. SAT revenue increased from $4.7 million in 1996 to $9.4 million in 1997 due to a doubling in testing volumes. Clinical laboratory revenue increased from $3.9 million in 1996 to $7.5 million in 1997 due to increased testing volumes and higher revenue per patient.

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

Investment Income - Net:

Other investments contributing earnings include venture capital and liquidity investments. The return on short-term investments is included in the investment income line in the consolidated statements of operations. Investment income decreased slightly to $4.7 million in 1997 from $5 million in 1996. The net gain on investments in the trading portfolio, securities available for sale and venture capital investments during1997 totaled $2.9 million as compared to $1.3 million in 1996. The 1997 results include a $3 million gain on the sale of marketable common stock. Lab Holdings' earnings on liquidity investments decreased to $518,000 in 1997 from $1.9 million in 1996 primarily as result of $19.6 million of cash distributed in the SLH spin-off in March 1997. LabOne's investment income decreased to $1.2 million in 1997 from $1.8 million in 1996 reflecting LabOne's $10.4 million net decrease in cash and cash equivalents during 1997. During 1997, LabOne used $2.8 million for land and initial development cost for its new facility and $4.8 million for the GIB Laboratories, Inc. acquisition.

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

On July 25, 1997, Lab Holdings distributed to its shareholders all the shares of common stock of Response owned by Lab Holdings. Response's operations are presented as a discontinued healthcare business in Lab Holdings' financial statements. The distribution of Response stock was effected as a taxable dividend by Lab Holdings in which Lab Holdings utilized tax loss carryforwards to offset the resulting $3.8 million tax liability in the financial statements. The $2.3 million loss from discontinued healthcare operations in 1997 reflects a $3.8 million non-cash tax expense net of Lab Holdings' share of Response's earnings. The second quarter of 1997 was the last period in which Response significantly impacted Lab Holdings' financial results. The distribution of the Response stock as a dividend reduced Lab Holdings' retained earnings by $51.3 million.

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

Real Estate:

The real estate assets were distributed pursuant to the SLH Distribution Agreement. Real estate operations are presented as discontinued operations in Lab Holdings' financial statements. Assets distributed to SLH on March 3, 1997 included $23 million of net real estate assets , $19.6 million of cash and $5.3 million of other assets. The SLH spin-off was accounted for as a dividend and reduced Lab Holdings' retained earnings by $47.9 million.

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

In the clinical division, BlueCross BlueShield of Tennessee selected LabOne to provide routine outpatient laboratory testing services for BlueCare members throughout Tennessee effective February 1, 1998. BlueCare is BlueCross BlueShield of Tennessee's plan for Tenncare participants. Approximately 400,000 BlueCare members are currently covered by the program. To date, LabOne's Laboratory Benefit Management programs (LBM), including BlueCare and the Lab Card Program, have more than 2.3 million lives enrolled. Revenue from LBM during the fourth quarter 1998 was $3.2 million or approximately 62% of total clinical revenue. 60% over the fourth quarter 1997.

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

Lab Holdings is currently a holding company. Sources of cash for Lab Holdings are investments and subsidiary dividends. The primary uses of cash for Lab Holdings are investments, operating expenses and dividends to shareholders. The Lab Holdings dividends to shareholders are limited to its investments and any dividends received from LabOne. Although, there are currently no restrictions that would limit LabOne's ability to make future dividend payments, Lab Holdings does not directly control dividends issued by LabOne. LabOne's board of directors independently reviews its dividend policy on a periodic basis.

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

LabOne paid regular quarterly dividends in 1998, 1997 and 1996. As an approximate 80.5% owner, Lab Holdings has received $7.7 million of cash as dividends from LabOne in 1998. LabOne's working capital position declined from $35.4 million at December 31, 1997, to $25.9 million at December 31, 1998. This decrease is primarily due to dividends paid and capital additions, including building payments, in excess of bond proceeds and cash provided by operations. Accounts receivable grew from $12.6 million as of December 31, 1997 to $18.7 million as of December 31, 1998, due primarily to an increase in revenue growth from all three segments. Bad debt expense and reserves increased due to the increase in total revenue and a shift in revenue toward clinical and SAT sources.

During 1998, LabOne invested $28.5 million in additional property, plant and equipment, as compared to $11.5 million in 1997 and $3.2 million in 1996. Of the amount spent in 1998, approximately $21.6 million was for construction of LabOne's new facility and $3 million net cash was used in the purchase of SBSI. The 1997 amount included land purchased related to LabOne's new facility and the GIB Laboratories acquisition. As of April 1999, the new facility was completely operational. LabOne's future capital asset purchases are expected to be approximately $5 million annually.

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



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
----------------------------------------------------------------------
Year Ended December 31,                    1998       1997       1996
----------------------------------------------------------------------
                                                (In thousands)
OPERATING ACTIVITIES
Earnings (loss) from continuing
  operations                         $     5,148     (7,855)   (4,226)
Adjustments to reconcile earnings
 (loss) from continuing operations
 to net cash provided by continuing
 operations:
  Depreciation and intangibles
    amortization                           5,641      6,277     8,760
  Earnings applicable to minority
    interests                              1,719        405       552
  Provision for loss on accounts
    receivable                             1,503        571       494
  Provision for loss on disposal
    of assets                                --       6,553       --
  Change in trading portfolio, net         1,443      2,645    19,318
  Change in accounts receivable           (6,775)    (3,551)      964
  Change in accounts payable                 892        (18)      134
  Income taxes and other, net                697      3,491     9,558
                                        -----------------------------
  Net cash provided by continuing
    operations                            10,268      8,518    35,554
  Net cash used by discontinued
    healthcare business                      --      (1,006)  (32,140)
  Net cash provided by discontinued
    real estate operations                   --         581     9,107
                                        -----------------------------
  Total cash provided by operations       10,268      8,093    12,521
                                        -----------------------------

INVESTING ACTIVITIES
Sales of investments available for sale      --       1,350         4
Purchases of investments held
  to maturity                             (5,461)   (15,894)  (15,753)
Maturities of investments held
  to maturity                              6,702     18,155    23,395
Additions to property, plant
  and equipment, net                     (25,489)    (6,683)   (3,252)
Acquisition of businesses                 (2,968)    (4,816)      --
Other, net                                (1,711)    (3,948)     (470)
                                        -----------------------------
  Net cash provided (used) by
    investing activities                 (28,927)   (11,836)    3,924
                                        -----------------------------
FINANCING ACTIVITIES
Proceeds from issuance of bonds           19,900        --        --
Bond issue costs                            (192)       --        --
Payment of capital lease                      (2)       --        --
Regular quarterly dividends paid          (7,787)    (7,787)   (7,773)
Cash portion of SLH dividend                 --     (19,590)      --
Net issuance of treasury stock
  pursuant to stock option plans             --          (7)     (299)
                                        -----------------------------
  Net cash provided (used) by
    financing activities                  11,919    (27,384)   (8,072)
                                        -----------------------------
Effect of foreign currency translation      (166)       (72)       12
                                        -----------------------------
Net increase (decrease) in cash and
  cash equivalents                        (6,906)   (31,199)    8,385
Cash and cash equivalents at
  beginning of year                       22,129     53,328    44,943
                                        -----------------------------
Cash and cash equivalents at
  end of year                         $   15,223     22,129    53,328
                                        =============================


Supplemental disclosures of cash flow information:
  Cash paid (received)
    during the year for:
    Interest                          $      552        934        25
                                        =============================
    Income taxes, net                 $    5,451      2,676    (3,487)
                                        =============================


Supplemental schedule of 1998 noncash investing and financing activities:
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
                                        ========

Supplemental schedule of 1997 noncash investing and financing activities:
  Dividend of SLH Corporation                    $   28,373
  Dividend of Response Oncology, Inc.                51,277
                                                   --------
                                                 $   79,650
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

In July 1997, Lab Holdings' Board of Directors declared a dividend to Lab Holdings' shareholders of all shares of common stock of Response owned by Lab Holdings. For each shareholder of record on July 11, 1997, 1.2447625 shares of Response common stock were distributed on July 25, 1997 for each share of Lab Holdings common stock outstanding. The distribution of all shares of Response stock to Lab Holdings' shareholders was effected as a dividend resulting in a reduction of $51.3 million in stockholders' equity. The amount of the dividend was based on the book value of the shares at the time of the distribution. The Lab Holdings shareholders paid no consideration for any shares of Response stock received in the distribution.

Lab Holdings' investment in Response and Response's earnings are shown as a discontinued business in the accompanying financial statements. See Note 13 for additional information.

On March 3, 1997, Lab Holdings distributed to its shareholders all of the outstanding shares of common stock of its wholly-owned subsidiary, SLH Corporation (SLH). For each shareholder of record on February 24, 1997, one share of SLH common stock was distributed for each four shares of Lab Holdings common stock owned. In connection with this distribution and pursuant to a Distribution Agreement between Lab Holdings and SLH, Lab Holdings transferred its real estate and energy businesses and miscellaneous assets and liabilities, including two wholly-owned subsidiaries, Scout Development Corporation (Scout) and BMA Resources, Inc. (Resources), to SLH. The spinoff was accounted for as a dividend resulting in a reduction of $47.9 million in stockholders' equity. The amount of the dividend was based on the book value of the shares at the time of the distribution. The Lab Holdings shareholders paid no consideration for any shares of SLH stock received in the distribution. The net assets distributed to SLH consisted of $19.6 million in cash, $23 million in real estate assets and $5.3 million in miscellaneous assets and liabilities. On August 7, 1998, SLH merged with its subsidiary, Syntroleum Corporation, and changed its name to Syntroleum Corporation.

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

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

              Buildings                      30 years
              Laboratory equipment          3-5 years
              Data processing equipment     3-5 years
              Office equipment                5 years

On December 26, 1998, the substance abuse testing laboratory started to move to the new LabOne facility. Construction in progress was transferred and depreciation expense was recorded as portions of the new facility were completed and put into use in 1999.

COST OF BORROWINGS
Expenses directly related to the issuance of debt are deferred and amortized over the period the debt is expected to be outstanding using the interest method.

INTANGIBLE ASSETS
Goodwill is recorded at acquisition as the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over appropriate periods up to twenty years. When facts and circumstances indicate potential impairment, Lab Holdings evaluates the recoverability of the carrying value of goodwill using estimates of undiscounted future cash flows of the business to which the goodwill relates.

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

SALE OF STOCK BY A SUBSIDIARY
Lab Holdings records the sale of stock by a subsidiary as an adjustment to Lab Holdings' stockholders' equity.


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
                                                  ====================

Effective October 30, 1998, LabOne acquired Systematic Business Services, Inc. (SBSI) for approximately $5.7 million. SBSI is a provider of information support services to insurance underwriters. The purchase was comprised of $3.7 million of cash and the issuance of 168,885 shares of LabOne stock having a fair market value of $2 million. The acquisition was accounted for using the purchase method
of accounting.    The excess of the aggregate purchase price over the
fair market value of net assets acquired of approximately $4 million is being amortized over twenty years.

LabOne is obligated to pay to the prior owner of SBSI, 20% of SBSI's income before taxes (as defined) greater than a target amount approximately equal to 1998 pretax income for each of SBSI's fiscal years ending in 1999 and 2000. Any amounts paid under this obligation will result in additional excess purchase price for reporting purposes.

The operating results of SBSI have been included in the consolidated statements of operations from the date of acquisition. The following unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 1998 and 1997 assume the acquisition occurred as of January 1, 1997:

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

Effective January 30, 1997, LabOne acquired certain assets, including customer lists, of GIB Laboratories, Inc., a subsidiary of Prudential Insurance Company of America, for $4.8 million. Concurrently, Prudential's Individual Insurance Group agreed to use LabOne as its exclusive provider of risk assessment testing services for a period of three years. The excess costs over fair value of GIB Laboratories, Inc. assets acquired was $4.1 million and is being amortized over fifteen years.



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

Operating income (loss) of each line of business is computed as sales less identifiable and allocated expenses. All expenses that can be identified as specific to a certain segment of business are charged to that segment. All shared resources and expenses are totaled and allocated to each segment based on the relative revenue of each segment each month. Allocated expenses include administrative salaries, information systmes support, accounting, human resources and facilities. In computing operating income (loss) of lines of business, none of the following items have been added or deducted: general corporate expenses, investment income or other income (expense). Identifiable assets by line of business are those assets that are used in the Company's operations in each line of business. General corporate assets at December 31, 1997 and 1996 were primarily cash and investments. At December 31, 1998, general corporate assets were primarily construction in progress (the new facility) and cash.

The following is a summary of line of business information as of and for the years ended December 31, 1998, 1997 and 1996.

                                      1998         1997         1996
---------------------------------------------------------------------
                                              (In thousands)
SALES:
  Insurance services             $   69,149       61,998       50,801
  Clinical services                  18,600        7,512        3,942
  Substance abuse testing            14,478        9,416        4,689
  Other                                 --           --         2,446
                                   ----------------------------------
    Total revenues               $  102,227       78,926       61,878
                                   ==================================
OPERATING EARNINGS (LOSS):
  Insurance services             $   19,158       17,035       11,138
  Clinical services                  (6,188)      (8,304)      (7,967)
  Substance abuse testing               204         (934)      (1,236)
  Other                                 --           --          (431)
  General corporate expenses         (1,217)      (5,774)      (4,725)
  Investment income                     861        4,671        5,004
  Interest expense                      (70)         (11)      (1,044)
  Other expense                         (42)      (6,355)        (612)
                                   ----------------------------------
  Earnings (loss) before income
    taxes and minority interests     12,706          328          127
  Income taxes                       (5,839)      (7,778)      (3,801)
  Minority interests                 (1,719)        (405)        (552)
                                   ----------------------------------
    Earnings (loss) from
      continuing operations      $    5,148       (7,855)      (4,226)
                                   ==================================

IDENTIFIABLE ASSETS:
  Insurance services             $   35,652       32,848       34,543
  Clinical services                   5,493        3,513        4,022
  Substance abuse testing             6,449        4,994        3,323
  Net assets of discontinued
    healthcare business                 --           --        48,432
  Net assets of discontinued
    real estate operations              --           --        30,466
  General corporate                  51,049       33,431       75,997

                                   ----------------------------------
    Total identifiable assets    $   98,643       74,786      196,783
                                   ==================================

CAPITAL EXPENDITURES:
  Insurance services             $    2,090        3,308        2,558
  Clinical services                     501          469          163
  Substance abuse testing               424          946          505
  General corporate                  22,474        2,553          --

DEPRECIATION AND AMORTIZATION:
  Insurance services             $    4,033        4,658        3,977
  Clinical services                     797          940        1,141
  Substance abuse testing               810          645          369



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

During 1997, Lab Holdings terminated three Stock Option Plans which had provided for Qualified and Nonqualified Stock Options, Stock Appreciation Rights (SAR's) and restricted stock awards to key employees and directors. Although the plans had authorized non-qualified options to be awarded at 75% to 110% of the market value, all options were awarded at market value on the date of grant. The Company accounts for stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations (APB 25). As such, compensation expense was not recorded because the market price of the underlying stock equaled the exercise price on the date of grant. SAR's entitled the holder to elect to receive the appreciated value in cash. Restricted stock awards were rights to receive or retain shares in payment of compensation earned or to be earned. Compensation expense was recorded on the stock appreciation rights and restricted stock awards as required under APB 25.

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

Since the Company and its subsidiary, LabOne, apply APB 25 in accounting for their plans, no compensation cost has been recognized for stock options in the financial statements. Had the Company and LabOne recorded compensation cost based on the fair value at the grant date for the stock options under SFAS 123, the Company's net earnings
(loss) and earnings (loss) per share would have been reduced by approximately the following: $604,000, or $.09 per share, in 1998; $402,000, or $.06 per share, in 1997; and $161,000, or $.02 per share, in 1996. Lab Holdings share of the reductions to LabOne's net earnings would have been $419,000 in 1998, $339,000 in 1997 and $161,000 in 1996, representing Lab Holdings' weighted average ownership percent of LabOne's reductions during each period. Lab Holdings' actual ownership percentage was reduced to 80.5% at December 31, 1998.Pro forma net earnings reflect only options granted in 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net earnings amounts presented above because compensation costs are reflected over the options' vesting period of five years for the 1998, 1997 and 1996 options. Compensation cost for options granted prior to January 1, 1995 is not considered.



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

During 1995, Lab Holdings generated approximately $6.6 million, in current capital losses that exceeded capital gains. In 1997, Lab Holdings utilized approximately $5 million of these losses after netting current year capital gains and losses. The remaining losses expire in the year 2001. When it becomes more likely than not that a deferred tax asset will not be realized, a valuation allowance is accrued against that deferred tax asset. Lab Holdings has recorded valuation allowances against previous years' net operating losses. LabOne has recorded a deferred tax asset related to the proposed sales of its previous facilities. The loss will be offset by LabOne's taxable income.

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

Construction and Equipment Costs

At December 31, 1998, management estimates additional cost to complete construction of the new facility and to acquire related equipment approximates $3.5 million, substantially all of which will be paid in the first half of 1999. The move to the new facility was completed in April 1999.

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

                      Summary Compensation Table

                                                  Long-Term
                                                 Compensation
                                                    Awards      All
                                                  Securities   Other
                          Annual Compensation(1)  Underlying   Compen-
    Name and              ----------------------   Options/    sation-
Principal Position  Year  Salary($)     Bonus($)    SARs(#)    ($)(2)
------------------  ----  ----------------------- ----------- --------
P. Anthony Jacobs   1998  $ 39,583         --         --      $  --
  President and     1997   112,423         --       18,000(3)  797,259
  Chief Executive   1996   249,590         --        4,000(4)   44,110
  Officer of Lab
  Holdings

W. T. Grant II      1998   164,769(5)  107,261(6)     --        21,670
  Chairman of the   1997   232,363(5)  131,173(6)  78,000(7)   900,255
  Board, President  1996   331,000          --      4,000(4)    25,227
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

    11 Statement regarding computation of per share earnings - see Note l of Notes to Consolidated Financial Statements,
           "Earnings Per Share."

    21 Subsidiaries of Registrant (reference is made to Item 1 hereof).

    23     Consent of Independent Auditors

    24 Powers of Attorney (filed as Exhibit 24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-16946) and incorporated herein by reference).

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

                                     LAB HOLDINGS, INC.
                                     By:    /s/ P. Anthony Jacobs
                                         -----------------------------
                                            P. Anthony Jacobs
                                     Title: President, Chief Executive
                                            Officer and Director
                                     Date:  May 27, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons who serve Registrant in the capacities and on the dates indicated.

Name                       Title                        Date
----------------------------------------------------------------------
/s/ John H. Robinson, Jr.  Chairman of the Board        May 27, 1999
-------------------------  and Director
John H. Robinson, Jr.


/s/ Steven K. Fitzwater    Executive Vice President,    May 27, 1999
-------------------------  Chief Operating and
Steven K. Fitzwater        Financial Officer,
                           Secretary and Director

/s/ Linda K. McCoy         Vice President, Chief        May 27, 1999
-------------------------  Accounting Officer and
Linda K. McCoy             Assistant Secretary



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