Form 10-K405/A
period 1998-12-31
LAB HOLDINGS INC
filed 1999-06-17
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C.  20549
                             FORM 10-K/A
                           Amendment No. 2

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

LabOne's clinical testing services are provided to the healthcare industry to aid in the diagnosis and treatment of patients. LabOne operates only one highly automated and centralized laboratory, which LabOne believes has significant economic advantages over other conventional laboratory competitors. LabOne markets its clinical testing services to the payers of healthcare--insurance companies and self-insured groups. LabOne does this through exclusive arrangements with managed care organizations and through Lab Card(r), a Laboratory Benefits Management (LBM) program.

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

LabOne has several exclusive arrangements with managed care organizations. The two most significant are Principal Healthcare of Kansas City and BlueCross BlueShield of Tennessee. With these arrangements, LabOne contracts with the managed care organizations and they direct all testing for their members through LabOne.

LabOne - Substance Abuse Testing Services:

LabOne markets substance abuse testing to large companies, third party administrators and occupational health providers. Certification by the Substance Abuse and Mental Health Services Administration enables LabOne to offer substance abuse testing services to federally regulated industries.

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

Procedure manuals in all areas of the laboratory help maintain uniformity and accuracy and meet regulatory guidelines. Tests on control samples with known results are performed frequently to maintain and verify accuracy in the testing process. Complete documentation provides record keeping for employee reference and meets regulatory requirements. All employees are thoroughly trained to meet standards mandated by OSHA in order to maintain a safe work environment. Superblind Testing Service(trademark) controls are used to challenge every aspect of service at LabOne from specimen arrival through final billing. Approximately 500 sample kits are prepared and submitted anonymously each month. These samples have at least 15 different indicators each representing over 7,500 challenges to the testing, handling and reporting procedures. Specimens requiring special handling are evaluated and verified by control analysis personnel. A computer edit program is used to review and verify clinically abnormal results, and all positive HIV antibody and drugs-of-abuse records. As an external quality assurance program, LabOne participates in a number of proficiency programs established by the College of American Pathologists, the American Association of Bioanalysts and the Centers for Disease Control. LabOne is accredited by the College of American Pathologists.

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

LabOne is licensed under the Clinical Laboratory Improvement
Amendments of 1988. LabOne has additional licenses for substance abuse testing from the State of Kansas and all other states where such licenses are required. LabOne is certified by the Substance Abuse and Mental Health Services Administration to perform testing to detect drugs of abuse in federal employees and in workers governed by federal regulations.

Congress recently enacted the Health Insurance Portability and Accountability Act of 1996. As a transmitter of health information in electronic form, LabOne will be required to maintain administrative, technical and physical safeguards to protect the integrity and confidentiality of healthcare information against unauthorized uses or disclosures. The act will also require LabOne to convert healthcare information to electronic form that had previously been required under state law to be maintained in paper form. Compliance with these regulations may be required as early as the fall of 2001.

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

LabOne competes in the substance abuse testing market nationwide.
There are presently 71 laboratories that are certified by the Substance Abuse and Mental Health Services Administration. LabOne's major competitors are the three major clinical chains, Laboratory Corporation of America, Quest Diagnostics and SmithKline Beecham Clinical Laboratories, who collectively constitute approximately two-thirds of the substance abuse testing market. LabOne's focus is fast turnaround with high quality, low cost service.

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

LabOne's selling, general and administrative expenses increased $3.3 million, or 12%, in 1998 as compared to 1997 primarily due to increases in payroll expenses and bad debt accruals. Bad debt expense increased primarily due to the revenue growth in clinical and SAT segments which have inherently higher bad debt experience than the insurance testing segment. Clinical overhead expenditures were $10.3 million as compared to $7.5 million in 1997. SAT overhead increased from $3.3 million in 1997 to $4.3 million in 1998. These increases are due to the growth in each segment. The allocation of corporate overhead to the clinical and SAT segments increased to $5.3 million for the year, as compared to $3.3 million in 1997, due to the increased share of total revenue for those segments. Insurance overhead expenditures decreased to $16.3 million as compared to $16.8 million in 1997.

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

Investment Income - Net:

Other investments contributing earnings include venture capital and liquidity investments. The return on short-term investments is included in the investment income line in the consolidated statements of operations. Investment income decreased slightly to $4.7 million in 1997 from $5 million in 1996. The net gain on investments in the trading portfolio, securities available for sale and venture capital investments during 1997 totaled $2.9 million as compared to $1.3 million in 1996. The 1997 results include a $3 million gain on the sale of marketable common stock. Lab Holdings' earnings on liquidity investments decreased to $518,000 in 1997 from $1.9 million in 1996 primarily as result of $19.6 million of cash distributed in the SLH spin-off in March 1997. LabOne's investment income decreased to $1.2 million in 1997 from $1.8 million in 1996 reflecting LabOne's $10.4 million net decrease in cash and cash equivalents during 1997. During 1997, LabOne used $2.8 million for land and initial development cost for its new facility and $4.8 million for the GIB Laboratories, Inc. acquisition.

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

In the clinical division, BlueCross BlueShield of Tennessee selected LabOne to provide routine outpatient laboratory testing services for BlueCare members throughout Tennessee effective February 1, 1998. BlueCare is BlueCross BlueShield of Tennessee's plan for Tenncare participants. Approximately 400,000 BlueCare members are currently covered by the program. To date, LabOne's Laboratory Benefit
Management programs, including BlueCare and the Lab Card
Program, have more than 2.3 million lives enrolled. Revenue from Laboratory Benefit Management programs during the fourth quarter 1998 was $3.2 million or approximately 62% of total clinical revenue.

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

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

              Buildings                      30 years
              Laboratory equipment          3-5 years
              Data processing equipment     3-5 years
              Office equipment                5 years

Depreciation on LabOne's former facilities was suspended after the recognition of the impairment loss was recorded in December 1997.
Depreciation expense for the years ended December 31 was recorded as follows:

                                            1998      1997      1996
                                           --------------------------
                                                 (in thousands)
     Cost of sales                        $ 2,081     1,769     1,241
     Selling, general and administrative    1,329     2,004     2,028
                                           --------------------------
                                          $ 3,410     3,773     3,269
                                           ==========================

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

INTANGIBLE ASSETS
Goodwill is recorded at acquisition as the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over appropriate periods up to twenty years. Lab Holdings recorded goodwill on the acquisition of LabOne stock. LabOne has recorded goodwill as described in Note 2 to the consolidated financial statements

The patent process utilized in coating the plates on which blood and urine testing is performed was amortized on a straight-line basis over the estimated life of the patent (184 months at date of acquisition).

IMPAIRMENT OF LONG-LIVED ASSETS
When facts and circumstances indicate potential impairment, Lab
Holdings evaluates the recoverability of carrying values of long-lived assets, including intangibles, using estimates of undiscounted future cash flows at the lowest level for which there are identifiable cash flows over remaining asset lives. When impairment is indicated, any impairment loss is measured by the excess of carrying values over fair values. The fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties. During December 1997, LabOne decided to dispose of its office and headquarters building and lab facility, which, net of accumulated depreciation, has been classified as real estate available for sale. LabOne plans to dispose of these facilities after moving to its new facility in early 1999. An impairment loss of approximately $6.6 million related to the anticipated sale was recorded in 1997 which reduced the carrying value to $3.5 million. No depreciation expense was recorded after the write-down of the facilities. At December 31, 1998, LabOne had entered into real estate sales contracts to sell all real estate available for sale for $4.5 million.

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

Operating income (loss) of each line of business is computed as sales less identifiable and allocated expenses. All expenses that can be identified as specific to a certain segment of business are charged to that segment. All shared resources and expenses are totaled and allocated to each segment based on the relative revenue of each segment each month. Allocated expenses include administrative salaries, information systmes support, accounting, human resources and facilities. In computing operating income (loss) of lines of business, none of the following items have been added or deducted: general corporate expenses, investment income or other income
(expense). Identifiable assets by line of business are those assets that are used in the Company's operations in each line of business. General corporate assets at December 31, 1997 and 1996 were primarily cash and investments, income taxes receivable, deferred income taxes and real estate available for sale. At December 31, 1998, general corporate assets were primarily construction in progress, cash, income taxes receivable, deferred income taxes and real estate available for sale.

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



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.



                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The directors and executive officers of Lab Holdings are as follows:

Name                     Age    Position
----------------------   ---    ---------------------------------
P. Anthony Jacobs, CFA    57     President, Chief Executive Officer
                                   and Class C Director
Steven K. Fitzwater       52     Executive Vice President, Chief
                                   Operating and Financial Officer,
                                   Treasurer, Secretary and Class A
                                   Director
Linda K. McCoy            48     Vice President and Chief Accounting
                                   Officer
John H. Robinson, Jr.     48     Chairman of the Board and Class B
                                   Director
Lan C. Bentsen            52     Class B Director
W. T. Grant II            49     Chairman of the Board, President and
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

                                     LAB HOLDINGS, INC.
                                     By:    /s/ P. Anthony Jacobs
                                         -----------------------------
                                            P. Anthony Jacobs
                                     Title: President, Chief Executive
                                            Officer and Director
                                     Date:  June 17, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons who serve Registrant in the capacities and on the dates indicated.

Name                       Title                        Date
----------------------------------------------------------------------
/s/ John H. Robinson, Jr.  Chairman of the Board        June 17, 1999
-------------------------  and Director
John H. Robinson, Jr.


/s/ Steven K. Fitzwater    Executive Vice President,    June 17, 1999
-------------------------  Chief Operating and
Steven K. Fitzwater        Financial Officer,
                           Secretary and Director

/s/ Linda K. McCoy         Vice President, Chief        June 17, 1999
-------------------------  Accounting Officer and
Linda K. McCoy             Assistant Secretary



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