Form 10-Q/A
period 1999-03-31
LAB HOLDINGS INC
filed 1999-06-18
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q/A
                                Amendment No. 1


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

-----------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                      if changed since last report)

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



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
------------------------------------------------------------------
                                                    (unaudited)
                                                Three Months Ended
                                                     March 31,
                                                 1999       1998
------------------------------------------------------------------
                                                  (In thousands)
OPERATING ACTIVITIES
Net earnings                                $    1,075      1,208
Adjustments to reconcile net earnings
  to net cash provided by operations:
    Depreciation and amortization                1,637      1,452
    Earnings applicable to minority interests      380        369
    Provision for loss on accounts receivable      605        226
    Change in trading portfolio, net               --        (109)
    Change in accounts receivable               (1,565)    (3,042)
    Change in accounts payable                     146        972
    Income taxes and other, net                    505         19
                                              -------------------
      Net cash provided by operations            2,783      1,095
                                              -------------------
INVESTING ACTIVITIES
Purchases of investments held to maturity          --      (4,467)
Maturities of investments held to maturity         --         702
Additions to property, plant and equipment,net  (3,855)    (1,725)
Other, net                                        (472)      (367)
                                              -------------------
  Net cash used by investing activities         (4,327)    (5,857)
                                              -------------------
FINANCING ACTIVITIES
Payment of principal on long-term debt              (3)       --
Regular quarterly dividends paid                (1,946)    (1,946)
                                              -------------------
  Net cash used by financing activities         (1,949)    (1,946)
                                              -------------------
Effect of foreign currency translation              15          9
                                              -------------------
Net decrease in cash and cash equivalents       (3,478)    (6,699)
Cash and cash equivalents at
  beginning of period                           15,223     22,129
                                              -------------------
Cash and cash equivalents at end of period  $   11,745     15,430
                                              ===================
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                  $      327        --
                                              ===================
  Income taxes, net                         $      162        109
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

LabOne is certified by the Substance Abuse and Mental Health Services Administration to perform substance abuse testing services for federally regulated employers and is currently marketing these services throughout the country to both regulated and nonregulated employers. LabOne's rapid turnaround times and multiple testing options help clients reduce downtime for affected employees and meet mandated drug screening guidelines.


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

The insurance services division revenue increased $762,000 due to the addition of SBSI revenue and growth in non laboratory services revenue, partially offset by lower laboratory and kit revenue. SBSI was acquired in October 1998 and contributed $1.9 million in the first quarter 1999, and non laboratory services revenue increased $300,000 over last year. Insurance laboratory testing revenue decreased $800,000 as a result of reductions in volume and price. The total number of insurance applicants tested in the first quarter 1999 decreased by 4% as compared to the same quarter last year due to competitive pressures. Average revenue per applicant decreased 2.5% primarily due to price reductions and a shift in product mix to lower priced products. Kit and container revenue declined due to a decrease in the number of kits sold.

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

LabOne's selling, general and administrative expenses increased $1.1 million or 15% in the first quarter 1999 as compared to the prior year due primarily to the inclusion of SBSI and increases in bad debt, depreciation and moving expenses. Bad debt expense increased primarily due to the revenue growth in clinical and SAT segments which have inherently higher bad debt experience than the insurance testing segment. Insurance expenditures increased to $4.5 million for the quarter as compared to $4.1 million in 1998 primarily due to the addition of SBSI. Total clinical expenditures increased $800,000 to $3 million in 1999 due to an increase in corporate overhead allocations to $900,000 from $600,000 in 1998 and an increase in bad debt expense. SAT expenditures were $1.1 million as compared to $1 million last year. On March 25, 1999, LabOne closed on the sale of its former laboratory facility, resulting in a net gain of $300,000. The gain resulted from the sales price of $2 million being greater than originally anticipated. The $2.5 million sale of the former administration building is scheduled to be closed on June 1, 1999. Depreciation expense on the new facility is expected to be less than $300,000 per quarter.

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


                                     Lab Holdings, Inc.

Date June 18, 1999                   By  /s/  Steven K. Fitzwater
                                        ----------------------------
                                        Steven K. Fitzwater
                                        Executive Vice President, Chief
                                        Operating and Financial Officer


Date June 18, 1999                   By  /s/  Linda K. McCoy
                                        ----------------------------
                                        Linda K. McCoy
                                        Vice President and
                                        Chief Accounting Officer