Form 10-K405/A
period 1998-12-31
LAB HOLDINGS INC
filed 1999-07-02
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C.  20549
                             FORM 10-K/A
                           Amendment No. 3

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

                                   Year ended December 31,
                               1998         1997*          1996
                               ----         ----           ----
                                        (In millions)

Sales:
   United States              $95.7          72.4          53.1
   Canada                       6.5           6.6           6.4

Operating Profit:
   United States               13.6           1.5           2.4
   Canada                       0.3           0.6           0.7

Identifiable Assets:
   United States               83.5          56.5          62.1
   Canada                       2.8           3.2           2.7

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


                             PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

Registrant's common stock trades on the Nasdaq Stock Market under the symbol "LABH". As of May 26, 1999, the outstanding shares were held by 1,688 stockholders of record. High and low sales prices for each quarter of 1998 and 1997 are included in the table of quarterly financial data in Note 15 of the Notes to Consolidated Financial Statements. Also set forth in the table are quarterly dividends paid per share. Registrant's payment of future dividends will be at the discretion of its board of directors and can be expected to be dependent upon a number of factors, including future earnings, financial condition, cash needs and general business conditions. The dividend-paying capabilities of subsidiaries may be restricted as to their transfer to the parent company.



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
                      ===============================================

OPERATING EARNINGS (LOSS)
Earnings (loss) from
  continuing
  operations       $    4,877    (8,103)   (4,226)   (1,826)     (276)
Earnings (loss) from
  discontinued
  healthcare business     --     (2,342)      682     1,078    (1,596)
Loss from discontinued
  real estate
  operations              --        --     (1,452)   (6,600)   (2,904)
                      -----------------------------------------------
Net earnings (loss)$    4,877   (10,445)   (4,996)   (7,348)   (4,776)
                      ===============================================

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Earnings (loss) from
  continuing
  operations       $      .75     (1.25)     (.65)     (.28)     (.03)
Earnings (loss) from
  discontinued
  healthcare business      --      (.36)      .10       .17      (.25)
Loss from discontinued
  real estate
  operations               --        --      (.22)    (1.03)     (.46)
                      -----------------------------------------------
Net earnings (loss)$      .75     (1.61)     (.77)    (1.14)     (.74)
                      ===============================================

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Earnings (loss) from
  continuing
  operations       $      .74     (1.25)     (.65)     (.28)     (.03)
Earnings (loss) from
  discontinued
  healthcare business      --      (.36)      .10       .17      (.25)
Loss from discontinued
  real estate
  operations               --        --      (.22)    (1.03)     (.46)
                      -----------------------------------------------
Net earnings (loss)$      .74     (1.61)     (.77)    (1.14)     (.74)
                      ===============================================

Cash dividends     $     1.20      1.20      1.20      1.20      1.20
Book value         $     8.40      8.70     26.84     28.96     31.50

Average shares
  outstanding
  during the year   6,489,103 6,488,643 6,477,878 6,433,989 6,374,837

Shares outstanding
  end of year       6,489,103 6,489,103 6,483,934 6,461,061 6,378,261

Total assets       $   98,007    74,482   196,783   198,018   234,196
Long-term debt     $   18,097       --        --        --          8



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

Introductory remarks about results of operations

The principal assets of Lab Holdings, Inc. (Lab Holdings or
Registrant) consist of an 80.5% ownership of LabOne, Inc. (LabOne) and approximately $5 million in cash and short term investments.

On July 1, 1999, Lab Holdings announced a restatement of earnings for the years ended December 31, 1998 and 1997. As requested by the staff of the Securities and Exchange Commission, Lab Holdings' subsidiary, LabOne, Inc., has changed the amortization schedule from fifteen years to five years on a customer list acquired during the first quarter 1997. LabOne's original amortization period was based on historical performance, however, the SEC has requested the amortization period be reduced to five years. As a result of LabOne's earnings restatements, Lab Holdings was required to restate its earnings. This increased Lab Holdings 1997 net loss by $248,000 and reduced the 1998 net income by $271,000. This restatement is not the result of any changes in customer relationships and has no effect on any present or future cash flows.

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

LabOne's selling, general and administrative expenses increased $3.4 million, or 12%, in 1998 as compared to 1997 primarily due to increases in payroll expenses and bad debt accruals. Bad debt expense increased primarily due to the revenue growth in clinical and SAT segments which have inherently higher bad debt experience than the insurance testing segment. Clinical overhead expenditures were $10.3 million as compared to $7.5 million in 1997. SAT overhead increased from $3.3 million in 1997 to $4.3 million in 1998. These increases are due to the growth in each segment. The allocation of corporate overhead to the clinical and SAT segments increased to $5.3 million for the year, as compared to $3.3 million in 1997, due to the increased share of total revenue for those segments. Insurance overhead expenditures decreased to $16.8 million as compared to $17.3 million in 1997.

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

During 1997, Lab Holdings significantly reduced its corporate structure and overhead costs as the SLH and Response distributions were finalized. The decrease in consolidated selling, general and administrative expenses to $34.1 million in 1998 from $35.3 million in 1997 reflects both LabOne's $3.4 million increased expenses discussed above and Lab Holdings' $4.6 million decrease in general corporate expenses including position eliminations and related severance benefits.

In 1997, LabOne recorded a one-time write-down of $6.6 million on the value of the laboratory and administrative buildings in anticipation of their sale. See notes to financial statements for additional information.

LabOne's operating income increased from $2.1 million in 1997 to $13.9 million in 1998. The insurance services segment operating income increased $2 million to $20.1 million in 1998. The clinical segment had an operating loss of $6.2 million for 1998 as compared to an operating loss of $8.3 million in 1997. The SAT segment improved from an operating loss of $934,000 in 1997 to a gain of $204,000 in 1998.

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

Consolidated Results:

The combined effect of the above factors resulted in 1998 earnings from continuing operations of $4.9 million, as compared with a $8.1 million loss from continuing operations in 1997.


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

LabOne's selling, general and administrative expenses increased $4.6 million, or 19%, in 1997 as compared to 1996 due primarily to increases in payroll expenses, travel and amortization expenses. Clinical overhead expenditures were $7.5 million as compared to $5.4 million in 1996. SAT overhead increased from $2.2 million in 1996 to $3.3 million in 1997. These increases are due to the growth in each segment.

In 1997, LabOne recorded a one-time write-down of $6.6 million on the value of the laboratory and administrative buildings in anticipation of their sale. See notes to financial statements for additional information.

LabOne's operating income decreased from $3.1 million in 1996 to $2.1 million in 1997, primarily due to the $6.6 million write down partially offset by an increase in the insurance segment operating income of $5.4 million. The clinical testing segment had an operating loss of $8.3 million for 1997 as compared to a loss of $8 million in 1996, due to a $600,000 increase in corporate overhead allocation over 1996. The SAT segment improved from an operating loss of $1.2 million in 1996 to a loss of $934,000 in 1997, including a $900,000 increase in corporate overhead allocation over last year.

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

During 1997, Lab Holdings reduced its corporate structure and overhead costs as the SLH and Response distributions were finalized. The increase in general and administrative expenses to $35.3 million in 1997 from $29.8 million in 1996 reflects both LabOne's increased costs associated with increased testing volumes discussed above and costs related to Lab Holdings' corporate structure reductions including position eliminations and related severance. During 1997, SLH provided administrative and accounting functions to Lab Holdings under a services agreement for an annual fee of $75,000.

Taxes:

Tax expense increased approximately $4 million in 1997 reflecting write-off of approximately $5 million of the deferred income tax assets related to assets spun-off in the SLH distribution and the write-off of unused deferred income tax assets not utilized in the Response distribution.

Consolidated Results:

The combined effect of the above factors resulted in a 1997 loss from continuing operations of $8.1 million, as compared with a $4.2 million loss in 1996.


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

Net cash provided by continuing operations totaled $10.3 million in 1998 compared with $8.5 million in 1997. During 1998, cash from continuing operations included a $6.8 million increase in accounts receivable at LabOne and a non-cash item of $6.2 million for depreciation and amortization. The 1998 net cash provided additionally included a decrease in trading portfolios of $1.4 million, a net change in income taxes and other of $500,000.

During 1997, the earnings from continuing operations included a non-cash items of $6.8 million for depreciation and amortization and a $6.6 million provision by LabOne for loss on anticipated disposal of assets. The 1997 cash provided additionally included a decrease in trading portfolios of $2.6 million, a $3.6 million increase in accounts receivable, a net change in income taxes and other of $3.3 million and $425,000 of net cash used by discontinued healthcare and real estate operations.

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

As discussed in Note 2, the accompanying consolidated financial statements as of December 31, 1998 and 1997 and for the years then ended have been restated.


KPMG LLP


Kansas City, Missouri
June 30, 1999



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
---------------------------------------------------------------------
December 31,                                       1998        1997
---------------------------------------------------------------------
                                                     (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                   $   15,223       22,129
  Short-term investments                             --         2,648
  Accounts receivable                             18,730       12,608
  Current income taxes                               400        1,400
  Inventories                                      1,798        2,203
  Real estate available for sale                   3,515        3,515
  Prepaid expenses and other current assets        2,753        2,459
  Deferred income taxes                            3,973        3,386
                                                ---------------------
      Total current assets                        46,392       50,348
                                                ---------------------
Property, plant and equipment:
  Land                                             2,379        2,379
  Laboratory equipment                            18,101       19,044
  Data processing equipment and software          18,883       17,130
  Office and transportation equipment              5,788        4,910
  Leasehold improvements                             701          493
  Construction in progress                        27,067          --
                                                ---------------------
                                                  72,919       43,956
  Less accumulated depreciation                   35,983       33,515
                                                ---------------------
    Net property, plant and equipment             36,936       10,441
                                                ---------------------
Other assets:
  Intangible assets                               13,770       12,554
  Bond issue costs                                   186          --
  Deferred income taxes                              485        1,058
  Other assets                                       239           81
                                                ---------------------
Total Assets                                  $   98,008       74,482
                                                =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $    4,393        3,367
  Retainage and construction payable               3,809          --
  Accrued payroll and benefits                     4,149        4,530
  Other accrued expenses                             610          423
  Other current liabilities                          275          303
  Current portion of long-term debt                1,860          --
                                                ---------------------
      Total current liabilities                   15,096        8,623
Long-term debt                                    18,097          --
                                                ---------------------
      Total liabilities                           33,193        8,623
                                                ---------------------
Minority interests                                10,276        9,420
                                                ---------------------
Stockholders' equity:
  Preferred stock of $1 par value.
    Authorized 3,000,000 shares; none issued         --           --
  Common stock of $1 par value.
    Authorized 24,000,000 shares;
    issued 7,500,000 shares                        7,500        7,500
  Paid-in capital                                  2,921        1,772
  Accumulated other comprehensive income (loss)     (683)        (544)
  Retained earnings                               74,945       77,855
                                                ---------------------
                                                  84,683       86,583
  Less cost of 1,010,897 shares
    of treasury stock                             30,144       30,144
                                                ---------------------
      Total stockholders' equity                  54,539       56,439
                                                ---------------------
Commitments and contingencies
                                                ---------------------
Total Liabilities and Stockholders' Equity    $   98,008       74,482
                                                =====================

See accompanying notes to consolidated financial statements.



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
---------------------------------------------------------------------
Year Ended December 31,               1998        1997         1996
---------------------------------------------------------------------
                                           (In thousands except
                                            per share amounts)

Sales                             $ 102,227       78,926       61,878
Cost of sales                        56,720       42,017       35,488
                                   ----------------------------------
  Gross profit                       45,507       36,909       26,390

Selling, general and administrative  34,101       35,270       29,767
Provision for loss on disposal
    of assets                           --         6,553          --
                                   ----------------------------------
Earnings (loss) from operations      11,406       (4,914)      (3,377)
  Investment income - net               861        4,671        5,004
  Interest expense                      (70)         (11)      (1,044)
  Other income (expense)                (42)          77         (456)
                                   ----------------------------------
Earnings before income taxes         12,155         (177)         127
                                   ----------------------------------
  Taxes on income (benefits):
    Current                           5,823         (429)       3,131
    Deferred                           (203)       8,006          670
                                   ----------------------------------
      Total                           5,620        7,577        3,801
                                   ----------------------------------
Earnings (loss) before
  minority interests                  6,535       (7,754)      (3,674)
    Minority interests                1,658          349          552
                                   ----------------------------------
Earnings (loss) from
  continuing operations               4,877       (8,103)      (4,226)
    Earnings (loss) from
      discontinued healthcare
      business                          --        (2,342)         682
    Loss from discontinued real
      estate operations                 --           --        (1,452)
                                   ----------------------------------
NET EARNINGS (LOSS)              $    4,877      (10,445)      (4,996)
                                   ==================================

Basic earnings (loss)
  per share of common stock:
  Earnings (loss) from
    continuing operations        $      .75        (1.25)        (.65)
  Earnings (loss) from
    discontinued healthcare
    business                             --         (.36)         .10
  Loss from discontinued real
    estate operations                    --           --         (.22)
                                   ----------------------------------
  NET EARNINGS (LOSS) PER SHARE  $      .75        (1.61)        (.77)
                                   ==================================


Diluted earnings (loss)
  per share of common stock:
  Earnings (loss) from
    continuing operations        $      .74        (1.25)        (.65)
  Earnings (loss) from
    discontinued healthcare
    business                             --         (.36)         .10
  Loss from discontinued real
    estate operations                    --           --         (.22)
                                   ----------------------------------
  NET EARNINGS (LOSS) PER SHARE  $      .74        (1.61)        (.77)
                                   ==================================



See accompanying notes to consolidated financial statements.



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
---------------------------------------------------------------------
Year Ended December 31,               1998         1997         1996
---------------------------------------------------------------------
                                              (In thousands)
Common stock:
  Balance, beginning and
    end of year                  $    7,500        7,500        7,500
                                   ----------------------------------
Paid-in capital:
  Balance, beginning of year          1,772        1,748        1,747
  Issuance of common stock by
    LabOne in connection with
    an acquisition                    1,149          --           --
  Exercise of stock options             --            24            1
                                   ----------------------------------
  Balance, end of year                2,921        1,772        1,748
                                   ----------------------------------
Accumulated other comprehensive
  income (loss):
  Balance, beginning of year           (544)        (439)        (447)
  Net change during year               (139)        (105)           8
                                   ----------------------------------
  Balance, end of year                 (683)        (544)        (439)
                                   ----------------------------------
Retained earnings:
  Balance, beginning of year         77,855      195,329      208,098
  Net earnings (loss)                 4,877      (10,445)      (4,996)
  Dividends* and distributions       (7,787)    (107,029)      (7,773)
                                   ----------------------------------
  Balance, end of year               74,945       77,855      195,329
                                   ----------------------------------
Less treasury stock:
  Balance, beginning of year         30,144       30,114       29,814
  Net issuance pursuant to stock
    option plans (1997-5,169;
    1996-22,873)                        --            30          300
                                   ----------------------------------
  Balance, end of year               30,144       30,144       30,114
                                   ----------------------------------
STOCKHOLDERS' EQUITY             $   54,539       56,439      174,024
                                   ==================================

*Cash dividends per share amounted to $1.20 in 1998, 1997 and 1996.



See accompanying notes to consolidated financial statements.



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
---------------------------------------------------------------------
Year Ended December 31,               1998         1997         1996
---------------------------------------------------------------------
                                              (In thousands)

Net earnings (loss)                $  4,877      (10,445)      (4,996)

Other comprehensive income (loss):
  Foreign currency translation         (139)        (105)           8
                                     --------------------------------
Total comprehensive income (loss)  $  4,738      (10,550)      (4,988)
                                     ================================



See accompanying notes to consolidated financial statements.



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
----------------------------------------------------------------------
Year Ended December 31,                    1998       1997       1996
----------------------------------------------------------------------
                                                (In thousands)
OPERATING ACTIVITIES
Earnings (loss) from continuing
  operations                         $     4,877     (8,103)   (4,226)
Adjustments to reconcile earnings
 (loss) from continuing operations
 to net cash provided by continuing
 operations:
  Depreciation and intangibles
    amortization                           6,192      6,782     8,760
  Earnings applicable to minority
    interests                              1,658        349       552
  Provision for loss on accounts
    receivable                             1,503        571       494
  Provision for loss on disposal
    of assets                                --       6,553       --
  Change in trading portfolio, net         1,443      2,645    19,318
  Change in accounts receivable           (6,775)    (3,551)      964
  Change in accounts payable                 892        (18)      134
  Income taxes and other, net                478      3,290     9,558
                                        -----------------------------
  Net cash provided by continuing
    operations                            10,268      8,518    35,554
  Net cash used by discontinued
    healthcare business                      --      (1,006)  (32,140)
  Net cash provided by discontinued
    real estate operations                   --         581     9,107
                                        -----------------------------
  Total cash provided by operations       10,268      8,093    12,521
                                        -----------------------------

INVESTING ACTIVITIES
Sales of investments available for sale      --       1,350         4
Purchases of investments held
  to maturity                             (5,461)   (15,894)  (15,753)
Maturities of investments held
  to maturity                              6,702     18,155    23,395
Additions to property, plant
  and equipment, net                     (25,489)    (6,683)   (3,252)
Acquisition of businesses                 (2,968)    (4,816)      --
Other, net                                (1,711)    (3,948)     (470)
                                        -----------------------------
  Net cash provided (used) by
    investing activities                 (28,927)   (11,836)    3,924
                                        -----------------------------
FINANCING ACTIVITIES
Proceeds from issuance of bonds           19,900        --        --
Bond issue costs                            (192)       --        --
Payment of capital lease                      (2)       --        --
Regular quarterly dividends paid          (7,787)    (7,787)   (7,773)
Cash portion of SLH dividend                 --     (19,590)      --
Net issuance of treasury stock
  pursuant to stock option plans             --          (7)     (299)
                                        -----------------------------
  Net cash provided (used) by
    financing activities                  11,919    (27,384)   (8,072)
                                        -----------------------------
Effect of foreign currency translation      (166)       (72)       12
                                        -----------------------------
Net increase (decrease) in cash and
  cash equivalents                        (6,906)   (31,199)    8,385
Cash and cash equivalents at
  beginning of year                       22,129     53,328    44,943
                                        -----------------------------
Cash and cash equivalents at
  end of year                         $   15,223     22,129    53,328
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

INTANGIBLE ASSETS
Goodwill is recorded at acquisition as the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over appropriate periods up to twenty years. Lab Holdings recorded goodwill on the acquisition of LabOne stock. LabOne has recorded goodwill as described in Note 2 to the consolidated financial statements.

Customer lists acquired are being amortized over fifteen years. The patent process utilized in coating the plates on which blood and urine testing is performed was amortized on a straight-line basis over the estimated life of the patent (184 months at date of acquisition).

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



NOTE 2 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

As requested by the staff of the Securities and Exchange Commission in the second quarter of 1999, LabOne conducted a review of the useful lives of certain intangible assets which arose in 1997 in connection with the acquisition described in the last paragraph of Note 3. LabOne concluded that the useful lives of such assets be changed from fifteen to five years. The accompanying 1998 and 1997 consolidated financial statements have been retroactively restated for the change. The effect of this restatement is as follows (see Note 15 for restated quarterly data):


Year ended December 31,          1998                         1997
                        ----------------------      -----------------------
                        As Previously    As          As Previously    As
                         Reported     Restated        Reported     Restated
                        ------------  --------      -------------  --------
                               (in thousand except per share data)
Earnings before taxes   $  12,706      12,155            328        (177)
Earnings (loss) from
  continuing operations     5,148       4,877         (7,855)     (8,103)
Net earnings                5,148       4,877        (10,197)    (10,445)

Basic earnings per share:
  Earnings (loss) from
    continuing operations     .79         .75          (1.21)      (1.25)
  Net earnings                .79         .75          (1.57)      (1.61)

Diluted earnings per share:
 Earnings (loss) from
    continuing operations     .78         .74          (1.21)      (1.25)
  Net earnings                .78         .74          (1.57)      (1.61)



NOTE 3 - ACQUISITIONS AND INTANGIBLE ASSETS

The cost and accumulated amortization of intangible assets are as follows:

December 31,                                        1998        1997
----------------------------------------------------------------------
                                                      (In thousands)
Goodwill - excess of cost over fair value
    of net assets acquired                      $   26,931      22,942
Less accumulated amortization                       15,707      13,977
                                                  --------------------
                                                    11,224       8,965
                                                  --------------------

Customer lists                                       4,128       4,128
Less accumulated amortization                        1,582         756
                                                  --------------------
                                                     2,546       3,372
                                                  --------------------

Patent                                               8,000       8,000
Less accumulated amortization                        8,000       7,783
                                                  --------------------
                                                       --          217
                                                  --------------------
Intangible assets, net of accumulated
  amortization                                  $   13,770      12,554
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

The operating results of SBSI have been included in the consolidated statements of operations from the date of acquisition. The following unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 1998 and 1997 assume the acquisition occurred as of January 1, 1997:

                                            1998         1997
                                        -------------------------
                                              (in thousands)
  Sales                                 $ 108,239        85,032
  Net earnings (loss) from
    continuing operations                   5,407        (7,914)
  Earnings per share:
    Basic                                     .83        (1.22)
    Diluted                                   .82        (1.22)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

Effective January 30, 1997, LabOne acquired certain assets, including customer lists, of GIB Laboratories, Inc., a subsidiary of Prudential Insurance Company of America, for $4.8 million. Concurrently, Prudential's Individual Insurance Group agreed to use LabOne as its exclusive provider of risk assessment testing services for a period of three years. Of the total amount paid to Prudential, $4.1 million was classified as customer lists and is being amortized over five years.



NOTE 4 - LONG-TERM DEBT

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



NOTE 5 - SEGMENT DATA

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

The following is a summary of line of business information as of and for the years ended December 31, 1998, 1997 and 1996.

                                      1998         1997         1996
---------------------------------------------------------------------
                                              (In thousands)
SALES:
  Insurance services             $   69,149       61,998       50,801
  Clinical services                  18,600        7,512        3,942
  Substance abuse testing            14,478        9,416        4,689
  Other                                 --           --         2,446
                                   ----------------------------------
    Total revenues               $  102,227       78,926       61,878
                                   ==================================
OPERATING EARNINGS (LOSS):
  Insurance services             $   18,607       16,530       11,138
  Clinical services                  (6,188)      (8,304)      (7,967)
  Substance abuse testing               204         (934)      (1,236)
  Other                                 --           --          (431)
  General corporate expenses         (1,217)      (5,774)      (4,725)
  Investment income                     861        4,671        5,004
  Interest expense                      (70)         (11)      (1,044)
  Other expense                         (42)      (6,355)        (612)
                                   ----------------------------------
  Earnings (loss) before income
    taxes and minority interests     12,155         (177)          127
  Income taxes                       (5,620)      (7,577)      (3,801)
  Minority interests                 (1,658)        (349)        (552)
                                   ----------------------------------
    Earnings (loss) from
      continuing operations      $    4,877       (8,103)      (4,226)
                                   ==================================

IDENTIFIABLE ASSETS:
  Insurance services             $   34,597       32,343       34,543
  Clinical services                   5,493        3,513        4,022
  Substance abuse testing             6,449        4,994        3,323
  Net assets of discontinued
    healthcare business                 --           --        48,432
  Net assets of discontinued
    real estate operations              --           --        30,466
  General corporate                  51,469       33,632       75,997

                                   ----------------------------------
    Total identifiable assets    $   98,008       74,482      196,783
                                   ==================================

CAPITAL EXPENDITURES:
  Insurance services             $    2,090        3,308        2,558
  Clinical services                     501          469          163
  Substance abuse testing               424          946          505
  General corporate                  22,474        2,553          --

DEPRECIATION AND AMORTIZATION:
  Insurance services             $    4,585        5,163        3,977
  Clinical services                     797          940        1,141
  Substance abuse testing               810          645          369



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



NOTE 7 - INVESTMENT SECURITIES

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



NOTE 8 - INCOME TAXES

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

The components of the provision (benefit) for income taxes on income from continuing operations are as follows:

Year Ended December 31,               1998         1997         1996
---------------------------------------------------------------------
                                              (In thousands)
Current:
  Federal                        $    4,602       (1,372)       1,722
  State                               1,104          637        1,150
  Foreign                               117          306          259
                                   ----------------------------------
                                      5,823         (429)       3,131
                                   ----------------------------------
Deferred:
  Federal                              (165)       7,554          104
  State                                  25          449          434
  Foreign                               (63)           3          132
                                   ----------------------------------
                                       (203)       8,006          670
                                   ----------------------------------
                                 $    5,620        7,577        3,801
                                   ==================================

The reconciliation of income tax attributable to continuing operations computed at the federal statutory tax rate (34%) to income tax expense (benefit) is as follows:

Year Ended December 31,               1998         1997         1996
---------------------------------------------------------------------
                                              (In thousands)
Computed expected tax expense    $    4,132          (60)          43
State income taxes, net of federal
  benefit and state valuation
    allowance changes                   645          730        1,045
Goodwill amortization                   577          664          604
Tax exempt interest and dividends        (6)         (19)         (45)
Tax benefits not available for
  subsidiary losses                     --           --           276
Foreign taxes on repatriation of
  foreign source income                 --           --           219
Other, net                              202         (343)        (171)
Increase in federal valuation
  allowance, and write-off of
  deferred tax assets                    62        6,533        1,716
Foreign tax in excess of U.S. rate        8           72          114
                                   ----------------------------------
Actual income tax expense         $   5,620        7,577        3,801
                                   ==================================

The significant components of deferred income tax assets and liabilities are as follows:

December 31,                                       1998         1997
---------------------------------------------------------------------
                                                      (In thousands)
Current deferred income tax assets (liabilities):
Valuation allowances on
  investments and real estate                   $  2,607        2,654
Allowance on accounts receivable                     926          380
Excess book expense accruals                         460          341
Other                                                (20)          11
State net operating loss
  carryforwards                                       --          --
                                                ---------------------
Gross current deferred income
  tax assets                                       3,973        3,386
Current valuation allowance                           --          --
                                                ---------------------
Net current deferred income
  tax assets                                       3,973        3,386
                                                ---------------------

Non-current deferred income tax assets (liabilities):
Excess book (tax) depreciation and
  amortization                                       392          598
Alternative minimum tax credit                       489          577
Other                                               (418)         (93)
Federal capital loss carryforwards                   699          431
Federal net operating loss
  carryforwards                                      542          524
State net operating loss
  carryforwards and capital losses                 1,050        1,399
                                                ---------------------
Gross non-current deferred
  income tax assets                                2,754        3,436
Valuation allowance for non-current
  deferred income tax assets                      (2,269)      (2,378)
                                                ---------------------
Net non-current deferred
  income tax assets                                  485        1,058
                                                ---------------------
Net deferred income tax
  assets                                      $    4,458        4,444
                                                =====================


The valuation allowance as of January 1, 1997 was approximately
$3,425,000.  The valuation allowance decreased by approximately
$1,047,000 and $109,000 during 1997 and 1998, respectively.



NOTE 9 - FOREIGN OPERATIONS

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



NOTE 10- EARNINGS PER SHARE

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

                                         December 31, 1998
                                 ----------------------------------
                                 Earnings from
                                  Continuing              Per Share
                                  Operations     Shares     Amount
                                 ----------------------------------
Basic earnings per share        $  4,877,000    6,489,103    .75
Effect of dilutive securities:
  Lab Holdings stock options          --           --
  LabOne stock options               (73,000)      --
                                 ----------------------------------
Dilutive earnings per share     $  4,804,000    6,489,103    .74
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



NOTE 11- RELATED PARTY TRANSACTIONS

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



NOTE 12 - BENEFIT PLANS

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



NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

NOTE 14- DISCONTINUED OPERATIONS

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
                                                          =======



NOTE 15- QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized 1998 quarterly financial data is as follows:

                             Mar. 31,   Jun. 30,   Sep. 30,   Dec. 31,
Quarter Ended                  1998       1998       1998       1998
----------------------------------------------------------------------
                              (In thousands except per share amounts)

Revenues                   $  23,333     25,763     25,834     27,297
                             ========================================

Net earnings (loss)        $   1,140      1,632        909      1,196
                             ========================================

Basic earnings per share   $     .18        .25        .14        .18
                             ========================================

Diluted earnings per share $     .17        .25        .14        .18
                             ========================================

Cash dividends paid
  per share                $     .30        .30        .30        .30
                             ========================================
Stock prices:
  High                     $  24 1/2     24 1/4     23 1/2     18 5/8
  Low                      $  21 5/8     20 3/8     15 1/4     14


Summarized 1997 quarterly financial data is as follows:

                             Mar. 31,   Jun. 30,   Sep. 30,   Dec. 31,
Quarter Ended                  1997       1997       1997       1997
----------------------------------------------------------------------
                              (In thousands except per share amounts)

Revenues                   $  17,740     20,308     19,728     21,150
                             ========================================

Earnings (loss) from
  continuing operations    $  (2,865)    (4,351)     1,265     (2,152)
Earnings (loss) from
  discontinued healthcare
  business                       604     (2,946)       --         --
                             ----------------------------------------
Net earnings (loss)        $  (2,261)    (7,297)     1,265     (2,152)
                             ========================================

Basic and diluted earnings (loss) per share:
Earnings (loss) from
  continuing operations    $    (.44)      (.67)       .19       (.33)
Earnings (loss) from
  discontinued healthcare
  business                       .09       (.45)        --         --
                             ----------------------------------------
Net earnings (loss)        $    (.35)     (1.12)       .19       (.33)
                             ========================================

Cash dividends paid
  per share                $     .30        .30        .30        .30
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



NOTE 16 - SUBSEQUENT EVENT - MERGER AGREEMENT

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

                                     LAB HOLDINGS, INC.
                                     By:    /s/ P. Anthony Jacobs
                                         -----------------------------
                                            P. Anthony Jacobs
                                     Title: President, Chief Executive
                                            Officer and Director
                                     Date:  June 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons who serve Registrant in the capacities and on the dates indicated.

Name                       Title                        Date
----------------------------------------------------------------------
/s/ Lan C. Bentsen         Director                     June 30, 1999
-------------------------
Lan C. Bentsen

/s/ Steven K. Fitzwater    Executive Vice President,    June 30, 1999
-------------------------  Chief Operating and
Steven K. Fitzwater        Financial Officer,
                           Secretary and Director

/s/ Linda K. McCoy         Vice President, Chief        June 30, 1999
-------------------------  Accounting Officer and
Linda K. McCoy             Assistant Secretary



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