Form 10-K405/A
period 1998-12-31
LAB HOLDINGS INC
filed 1999-07-02
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C.  20549
                             FORM 10-K/A
                           Amendment No. 4

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


KPMG LLP


Kansas City, Missouri
June 30, 1999



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (As Restated)
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



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (As Restated)
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



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (As Restated)
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



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (As Restated)
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



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (As Restated)
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



LAB HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (As Restated)
December 31, 1998, 1997 and 1996

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

Customer lists acquired are being amortized over five years. The patent process utilized in coating the plates on which blood and urine testing is performed was amortized on a straight-line basis over the estimated life of the patent (184 months at date of acquisition).

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

Summarized 1998 quarterly financial data is as follows (see Note 2):

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

                                     LAB HOLDINGS, INC.
                                     By:    /s/ P. Anthony Jacobs
                                         -----------------------------
                                            P. Anthony Jacobs
                                     Title: President, Chief Executive
                                            Officer and Director
                                     Date:  July 2, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons who serve Registrant in the capacities and on the dates indicated.

Name                       Title                        Date
----------------------------------------------------------------------
/s/ John H. Robinson, Jr.  Chairman of the Board        July 2, 1999
-------------------------  and Director
John H. Robinson, Jr. *

/s/ Lan C. Bentsen         Director                     July 2, 1999
-------------------------
Lan C. Bentsen *

/s/ Steven K. Fitzwater    Executive Vice President,    July 2, 1999
-------------------------  Chief Operating and
Steven K. Fitzwater        Financial Officer,
                           Secretary and Director

/s/ Linda K. McCoy         Vice President, Chief        July 2, 1999
-------------------------  Accounting Officer and
Linda K. McCoy             Assistant Secretary

* signed by Steven K. Fitzwater as attorney-in-fact



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