Form 10-Q/A
period 1999-03-31
LAB HOLDINGS INC
filed 1999-07-02
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q/A
                                Amendment No. 2


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


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
---------------------------------------------------------------------
                                             (unaudited)
                                              March 31,   December 31,
                                                 1999         1998
---------------------------------------------------------------------
                                                     (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                 $   11,745       15,223
  Accounts receivable                           19,692       18,730
  Current income taxes                             374          400
  Inventories                                    1,361        1,798
  Real estate available for sale                 1,793        3,515
  Prepaid expenses and other current assets      2,589        2,753
  Deferred income taxes                          3,284        3,973
                                              ---------------------
      Total current assets                      40,838       46,392
                                              ---------------------
Property, plant and equipment                   76,365       72,919
  Less accumulated depreciation                 34,653       35,983
                                              ---------------------
    Net property, plant and equipment           41,712       36,936
                                              ---------------------
Other assets:
  Intangible assets                             13,090       13,770
  Deferred income taxes                            342          485
  Other assets                                   1,149          425
                                              ---------------------
Total Assets                                $   97,131       98,008
                                              =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $    5,962        4,393
  Retainage and construction payable             3,473        3,809
  Accrued payroll and benefits                   3,083        4,149
  Other accrued expenses                           567          610
  Other current liabilities                        344          275
  Current portion of long-term debt              1,863        1,860
                                              ---------------------
      Total current liabilities                 15,292       15,096
Long-term debt                                  18,094       18,097
                                              ---------------------
      Total liabilities                         33,386       33,193
                                              ---------------------
Minority interests                              10,141       10,276
                                              ---------------------
Stockholders' equity:
  Preferred stock of $1 par value.
    Authorized 3,000,000 shares; none issued       --           --
  Common stock of $1 par value.
    Authorized 24,000,000 shares;
    issued 7,500,000 shares                      7,500        7,500
  Paid-in capital                                2,921        2,921
  Accumulated other comprehensive income (loss)   (671)        (683)
  Retained earnings                             73,998       74,945
                                              ---------------------
                                                83,748       84,683
  Less cost of 1,010,897 shares
    of treasury stock                           30,144       30,144
                                              ---------------------
      Total stockholders' equity                53,604       54,539
                                              ---------------------
Total Liabilities and Stockholders' Equity  $   97,131       98,008
                                              =====================

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements Of Earnings
----------------------------------------------------------------------------
                                                    (unaudited)
                                                Three months ended
                                                      March 31,
                                                 1999         1998
----------------------------------------------------------------------------
                                         (in thousands except share amounts)

Sales                                       $   27,328        23,333
Cost of sales                                   15,651        12,959
                                               ---------------------
  Gross profit                                  11,677        10,374

Selling, general and administrative              9,188         7,997
                                               ---------------------
  Earnings from operations                       2,489         2,377

Investment income - net                            147           367
Interest expense                                  (290)          --
Other income (expense)                              (6)           (1)
                                               ---------------------
  Earnings before income taxes                   2,340         2,743
Income taxes                                       979         1,249
                                               ---------------------
  Earnings before minority interests             1,361         1,494
Minority interests                                 362           354
                                               ---------------------
  Net earnings                              $      999         1,140
                                               =====================

Basic earnings per share                    $      .15           .18
Diluted earnings per share                  $      .15           .17

Dividends per share                         $      .30           .30
Book value per share                        $     8.26          8.57

Weighted average shares outstanding           6,489,103    6,489,103
Shares outstanding end of period              6,489,103    6,489,103


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
---------------------------------------------------------------------------
                                                    (in thousands)
Common stock:
  Balance, beginning and end of period       $                      7,500
                                                                 --------

Paid-in capital:
  Balance, beginning and end of period                              2,921
                                                                 --------
Retained earnings:
  Balance, beginning of period                                     74,945
  Net earnings                                     999                999
  Cash dividends paid                                              (1,946)
                                                                 --------
  Balance, end of period                                           73,998
                                                                 --------
Accumulated other comprehensive income (loss)
  Balance, beginning of period                                       (683)

  Foreign currency translation                      12                 12
                                              --------           --------
  Balance, end of period                                             (671)
                                                                 --------

Less:
  Treasury stock:
  Balance, beginning and end of period                             30,144
                                                                 --------

    Totals                                   $   1,011             53,604
                                              ========           ========


See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
------------------------------------------------------------------
                                                    (unaudited)
                                                Three Months Ended
                                                     March 31,
                                                 1999       1998
------------------------------------------------------------------
                                                  (In thousands)
OPERATING ACTIVITIES
Net earnings                                $      999      1,140
Adjustments to reconcile net earnings
  to net cash provided by operations:
    Depreciation and amortization                1,775      1,590
    Earnings applicable to minority interests      362        354
    Provision for loss on accounts receivable      605        226
    Change in trading portfolio, net               --        (109)
    Change in accounts receivable               (1,565)    (3,042)
    Change in accounts payable                     146        972
    Income taxes and other, net                    461        (36)
                                              -------------------
      Net cash provided by operations            2,783      1,095
                                              -------------------
INVESTING ACTIVITIES
Purchases of investments held to maturity          --      (4,467)
Maturities of investments held to maturity         --         702
Additions to property, plant and equipment,net  (3,855)    (1,725)
Other, net                                        (472)      (367)
                                              -------------------
  Net cash used by investing activities         (4,327)    (5,857)
                                              -------------------
FINANCING ACTIVITIES
Payment of principal on long-term debt              (3)       --
Regular quarterly dividends paid                (1,946)    (1,946)
                                              -------------------
  Net cash used by financing activities         (1,949)    (1,946)
                                              -------------------
Effect of foreign currency translation              15          9
                                              -------------------
Net decrease in cash and cash equivalents       (3,478)    (6,699)
Cash and cash equivalents at
  beginning of period                           15,223     22,129
                                              -------------------
Cash and cash equivalents at end of period  $   11,745     15,430
                                              ===================
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                  $      327        --
                                              ===================
  Income taxes, net                         $      162        109
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

On July 1, 1999, Lab Holdings announced a restatement of earnings for the years ended December 31, 1998 and 1997, and for the quarters ended March 31, 1999 and 1998. As requested by the staff of the Securities and Exchange Commission, Lab Holdings' subsidiary, LabOne, Inc., has changed the amortization schedule from fifteen years to five years on a customer list acquired during the first quarter 1997. LabOne's original amortization period was based on historical performance, however, the SEC has requested the amortization period be reduced to five years. As a result of LabOne's earnings restatements, Lab Holdings was required to restate its earnings. This increased Lab Holdings 1997 net loss by $248,000, reduced the 1998 net income by $271,000 and reduced the first quarter 1999 net earnings by $76,000. This restatement is not the result of any changes in customer relationships and has no effect on any present or future cash flows.

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

                                                 March 31, 1999
                                    -----------------------------------
                                                              Per Share
                                    Net Earnings   Shares      Amount
                                    -----------------------------------
Basic earnings per share           $   999,000    6,489,103     $ .15

Effect of dilutive securities:
  Lab Holdings stock options              --            --
  LabOne stock options                  (3,000)         --
                                    -----------------------------------
Diluted earnings per share         $   996,000    6,489,103     $ .15
                                    ===================================

                                                 March 31, 1998
                                    -----------------------------------
                                    Earnings from
                                     Continuing               Per Share
                                     Operations    Shares      Amount
                                    -----------------------------------
Basic earnings per share           $ 1,140,000    6,489,103     $ .18

Effect of dilutive securities:
  Lab Holdings stock options              --            --
  LabOne stock options                 (21,000)         --
                                    -----------------------------------
Diluted earnings per share         $ 1,119,000    6,489,103     $ .17
                                    ===================================

(5) The Company, through its subsidiary, LabOne, operates principally in three lines of business: insurance, clinical testing and substance abuse testing. The following table presents the Company's selected financial information for each segment.

                                                       Three Months Ended
                                                            March 31,
                                                        1999        1998
                                                       ------------------
                                                          (in thousands)
Sales
  Insurance risk appraisal testing                   $ 17,584      16,822
  Clinical diagnostic testing                           5,958       3,654
  Substance abuse testing                               3,786       2,857
                                                       ------------------
    Total sales                                      $ 27,328      23,333
                                                       ==================

Operating Income
  Insurance services                                 $  4,014       5,074
  Clinical services                                      (959)     (1,935)
  Substance abuse testing                                (119)       (179)
  General corporate expense                              (447)       (583)
                                                       ------------------
    Earnings from operations                            2,489       2,377
  Investment income - net                                 147         367
  Interest expense                                       (290)        --
  Other income (expense)                                   (6)         (1)
                                                       ------------------
    Earnings before income taxes                     $  2,340       2,743
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

                                                            March 31,
                                                        1999        1998
                                                       ------------------
                                                          (in thousands)

Net earnings (loss)                                  $    999       1,140

Other comprehensive income
  Foreign currency translation                             12           8
                                                       ------------------
      Total Comprehensive Income                     $  1,011       1,148
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






ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS


Selected Financial Data
                                        Three months ended
                                           March 31,
                                       ----------------------
                                          1999        1998
                                       ----------  ----------

Sales                                $27,328,000  23,333,000
Earnings from operations             $ 2,489,000   2,377,000
Investment income - net              $   147,000     367,000
Net earnings                         $   999,000   1,140,000

Basic earnings per share             $       .15         .18
Diluted earnings per share           $       .15         .17
Dividends per share                  $       .30         .30
Book value per share                 $      8.26        8.57


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

On July 1, 1999, Lab Holdings announced a restatement of earnings for the years ended December 31, 1998 and 1997, and for the quarters ended March 31, 1999 and 1998. As requested by the staff of the Securities and Exchange Commission, Lab Holdings' subsidiary, LabOne, Inc., has changed the amortization schedule from fifteen years to five years on a customer list acquired during the first quarter 1997. LabOne's original amortization period was based on historical performance, however, the SEC has requested the amortization period be reduced to five years. As a result of LabOne's earnings restatements, Lab Holdings was required to restate its earnings. This increased Lab Holdings 1997 net loss by $248,000, reduced the 1998 net income by $271,000 and reduced the first quarter 1999 net earnings by $76,000. This restatement is not the result of any changes in customer relationships and has no effect on any present or future cash flows.

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

LabOne's selling, general and administrative expenses increased $1.1 million or 15% in the first quarter 1999 as compared to the prior year due primarily to the inclusion of SBSI and increases in bad debt, depreciation and moving expenses. Bad debt expense increased primarily due to the revenue growth in clinical and SAT segments which have inherently higher bad debt experience than the insurance testing segment. Insurance expenditures increased to $4.6 million for the quarter as compared to $4.2 million in 1998 primarily due to the addition of SBSI. Total clinical expenditures increased $800,000 to $3 million in 1999 due to an increase in corporate overhead allocations to $900,000 from $600,000 in 1998 and an increase in bad debt expense. SAT expenditures were $1.1 million as compared to $1 million last year. On March 25, 1999, LabOne closed on the sale of its former laboratory facility, resulting in a net gain of $300,000. The gain resulted from the sales price of $2 million being greater than originally anticipated. The $2.5 million sale of the former administration building is scheduled to be closed on June 1, 1999. Depreciation expense on the new facility is expected to be less than $300,000 per quarter.

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

Consolidated earnings from operations increased slightly to $2.5 million in 1999's first quarter from $2.4 million in the first quarter of 1998.
LabOne's clinical segment improved $1 million to an operating loss of $1 million. The SAT segment improved $100,000 from an operating loss of $200,000 in the first quarter 1998 to a loss of $100,000 in 1999. The insurance segment declined $1.1 million to an operating profit of $4 million.

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

Tax expense decreased to $1 million in 1999's first quarter from $1.3 million in 1998's first quarter. The effective tax rate decreased to 42% from 45% due primarily to LabOne's state income tax incentives.

The combined effect of the above factors resulted in net earnings of $1 million or $0.15 diluted earnings per share in the first quarter of 1999, compared to net earnings of $1.1 million or $0.17 diluted earnings per share in the same period last year.



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


                                     Lab Holdings, Inc.

Date June 30, 1999                   By  /s/  Steven K. Fitzwater
                                        ----------------------------
                                        Steven K. Fitzwater
                                        Executive Vice President, Chief
                                        Operating and Financial Officer


Date June 30, 1999                   By  /s/  Linda K. McCoy
                                        ----------------------------
                                        Linda K. McCoy
                                        Vice President and
                                        Chief Accounting Officer