Form 10-Q/A
period 1999-03-31
LAB HOLDINGS INC
filed 1999-07-02
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q/A
                                Amendment No. 3


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


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (As Restated)
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



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements Of Earnings (As Restated)
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



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity and Comprehensive Income Three Months Ended March 31, 1999(unaudited) (As Restated)
---------------------------------------------------------------------------
                                            Comprehensive     Stockholders'
                                                Income           Equity
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



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (As Restated)
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



LAB HOLDINGS, INC.
Notes to Consolidated Financial Statements (As Restated)
March 31, 1999 and 1998

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

The effect of this restatement is as follows:

                                    Three months ended March 31,
                                 1999                         1998
                        ----------------------      -----------------------
                        As Previously    As          As Previously    As
                         Reported     Restated        Reported     Restated
                        ------------  --------      -------------  --------
                               (in thousand except per share data)
Earnings before taxes   $   2,478       2,340          2,881         2,743
Net earnings                1,075         999          1,208         1,140

Basic earnings per share      .17         .15            .19           .18
Diluted earnings per share    .17         .15            .18           .17


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


                                     Lab Holdings, Inc.

Date July 2, 1999                   By  /s/  Steven K. Fitzwater
                                        ----------------------------
                                        Steven K. Fitzwater
                                        Executive Vice President, Chief
                                        Operating and Financial Officer


Date July 2, 1999                   By  /s/  Linda K. McCoy
                                        ----------------------------
                                        Linda K. McCoy
                                        Vice President and
                                        Chief Accounting Officer