Form 10-Q
period 1999-06-30
LAB HOLDINGS INC
filed 1999-08-02
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q



          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        -----              SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1999

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
Number of shares outstanding of only class of Registrant's common stock as of
July 29, 1999:   $1 par value common - 6,489,103


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
---------------------------------------------------------------------
                                             (unaudited)
                                               June 30,   December 31,
                                                 1999         1998
---------------------------------------------------------------------
                                                   (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                 $    9,148       15,223
  Accounts receivable                           18,538       18,730
  Current income taxes                           2,458          400
  Inventories                                    1,160        1,798
  Real estate available for sale                   --         3,515
  Prepaid expenses and other current assets      2,796        2,753
  Deferred income taxes                          2,096        3,973
                                              ---------------------
      Total current assets                      36,196       46,392
                                              ---------------------
Property, plant and equipment                   78,346       72,919
  Less accumulated depreciation                 36,002       35,983
                                              ---------------------
    Net property, plant and equipment           42,344       36,936
                                              ---------------------
Other assets:
  Intangible assets                             12,587       13,770
  Deferred income taxes                            615          485
  Other assets                                   1,508          425
                                              ---------------------
Total Assets                                $   93,250       98,008
                                              =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $    5,520        4,393
  Retainage and construction payable               695        3,809
  Accrued payroll and benefits                   3,746        4,149
  Other accrued expenses                           412          610
  Other current liabilities                        372          275
  Current portion of long-term debt              1,863        1,860
                                              ---------------------
      Total current liabilities                 12,608       15,096
Long-term debt                                  18,093       18,097
                                              ---------------------
      Total liabilities                         30,701       33,193
                                              ---------------------
Minority interests                              10,042       10,276
                                              ---------------------
Stockholders' equity:
  Preferred stock of $1 par value.
    Authorized 3,000,000 shares; none issued       --           --
  Common stock of $1 par value.
    Authorized 24,000,000 shares;
    issued 7,500,000 shares                      7,500        7,500
  Paid-in capital                                2,921        2,921
  Accumulated other comprehensive income (loss)   (615)        (683)
  Retained earnings                             72,845       74,945
                                              ---------------------
                                                82,651       84,683
  Less cost of 1,010,897 shares
    of treasury stock                           30,144       30,144
                                              ---------------------
      Total stockholders' equity                52,507       54,539
                                              ---------------------
Total Liabilities and Stockholders' Equity  $   93,250       98,008
                                              =====================

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



LAB HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------
                                                   (unaudited)
                                  Three Months Ended        Six Months Ended
                                        June 30,                June 30,
                                   1999        1998         1999        1998
----------------------------------------------------------------------------
                                     (in thousands except share amounts)
Sales                         $   28,572      25,763       55,900      49,096
Cost of sales                     17,004      13,832       32,655      26,791
                                ---------------------    ---------------------
  Gross profit                    11,568      11,931       23,245      22,305
Selling, general and
  administrative                   9,361       8,561       18,549      16,558
                                ---------------------    ---------------------
  Earnings from operations         2,207       3,370        4,696       5,747
Investment income - net              116         289          263         656
Interest expense                    (300)        --          (590)        --
Other income (expense)                (1)        (25)          (7)        (26)
                                ---------------------    ---------------------
  Earnings before income taxes     2,022       3,634        4,362       6,377
Income taxes                         916       1,553        1,895       2,802
                                ---------------------    ---------------------
  Earnings before
    minority interests             1,106       2,081        2,467       3,575
Minority interests                   312         449          674         803
                                ---------------------    ---------------------
  Net earnings                $      794       1,632        1,793       2,772
                                =====================    =====================
Basic earnings per share      $      .12         .25          .28         .43
Diluted earnings per share    $      .12         .25          .28         .42

Dividends per share           $      .30         .30          .60         .60
Book value per share          $     8.09        8.52         8.09        8.52
Weighted average shares
 outstanding                   6,489,103   6,489,103    6,489,103   6,489,103
Shares outstanding
  end of period                6,489,103   6,489,103    6,489,103   6,489,103

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity and Comprehensive Income Three Months Ended June 30, 1999(unaudited)
---------------------------------------------------------------------------
                                            Comprehensive     Stockholders'
                                                Income           Equity
---------------------------------------------------------------------------
                                                    (in thousands)
Common stock:
  Balance, beginning and end of period       $                      7,500
                                                                 --------

Paid-in capital:
  Balance, beginning and end of period                              2,921
                                                                 --------
Retained earnings:
  Balance, beginning of period                                     74,945
  Net earnings                                   1,793              1,793
  Cash dividends paid                                              (3,893)
                                                                 --------
  Balance, end of period                                           72,845
                                                                 --------
Accumulated other comprehensive income (loss)
  Balance, beginning of period                                       (683)
  Foreign currency translation                      68                 68
                                              --------           --------
  Balance, end of period                                             (615)
                                                                 --------

Less:
  Treasury stock:
  Balance, beginning and end of period                             30,144
                                                                 --------

    Totals                                   $   1,861             52,507
                                              ========           ========


See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



LAB HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
------------------------------------------------------------------
                                                    (unaudited)
                                                  Six Months Ended
                                                      June 30,
                                                 1999       1998
------------------------------------------------------------------
                                                  (In thousands)
OPERATING ACTIVITIES
Net earnings                                $    1,793      2,772
Adjustments to reconcile net earnings
  to net cash provided by operations:
    Depreciation and amortization                3,832      3,103
    Provision for loss on accounts receivable    1,281        650
    Loss (gain) on disposal of property
      and equipment                               (843)         4
    Earnings applicable to minority interests      674        803
    Change in trading portfolio, net               --          69
    Change in accounts receivable               (1,083)    (3,726)
    Change in accounts payable                  (2,233)       708
    Income taxes and other, net                 (1,191)      (327)
                                              -------------------
      Net cash provided by operations            2,230      4,056
                                              -------------------
INVESTING ACTIVITIES
Purchases of investments held to maturity          --      (5,461)
Maturities of investments held to maturity         --       6,202
Additions to property, plant and equipment,net  (3,511)    (6,319)
Other, net                                        (975)      (748)
                                              -------------------
  Net cash used by investing activities         (4,486)    (6,326)
                                              -------------------
FINANCING ACTIVITIES
Payment of principal on long-term debt              (6)       --
Regular quarterly dividends paid                (3,893)    (3,893)
                                              -------------------
  Net cash used by financing activities         (3,899)    (3,893)
                                              -------------------
Effect of foreign currency translation              80        (56)
                                              -------------------
Net decrease in cash and cash equivalents       (6,075)    (6,219)
Cash and cash equivalents at
  beginning of period                           15,223     22,129
                                              -------------------
Cash and cash equivalents at end of period  $    9,148     15,910
                                              ===================
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                  $      652        --
                                              ===================
  Income taxes, net                         $    2,228      3,059
                                              ===================
See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



LAB HOLDINGS, INC.
Notes to Consolidated Financial Statements
June 30, 1999 and 1998

(1) The interim financial information furnished herein is unaudited while the balance sheet at December 31, 1998 is derived from audited financial statements. In the opinion of management, the financial information reflects all adjustments which are necessary to fairly state Lab Holdings' financial position at June 30, 1999 and December 31, 1998 and the results of its operations and cash flows for the periods ended June 30, 1999 and 1998. All adjustments made in the interim period were of a normal recurring nature. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and therefore included in the financial statements are certain amounts based on management's informed estimates and judgments.
The financial information herein is not necessarily representative of a full year's operations because levels of sales, interest rates and other factors fluctuate throughout the fiscal year. These same considerations apply to all year to year comparisons. Certain 1998 amounts have been reclassified for comparative purposes with no effect on net earnings. See Lab Holdings' Annual Report pursuant to Section 13 to the Securities Exchange Act of 1934 (Form 10-K) for additional information not required by this Quarter's Report (Form 10-Q).

This Quarterly report on Form 10-Q may contain "forward-looking statements," including projections, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements. Forward-looking statements involve known and unknown risks and uncertainties. They are usually identified by or are associated with such words such as "intend," " believe," "estimate," "expect," "anticipate," "hopeful," "should," "may" and similar expressions. Many factors could cause actual results to differ materially from those that may be expressed or implied in such forward-looking statements, including, but not limited to, the volume and pricing of laboratory tests performed by LabOne, competition, the extent of market acceptance of LabOne's testing services in the healthcare and substance abuse testing industries, general economic conditions and other factors detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission, including the risk factors and cautionary statements discussed on pages 13 through 17 of the Joint Proxy Statement/Prospectus, dated July 2, 1999, this is a part of the Company's Registration Statement No. 333-76131 on Form S-4.

(2) Lab Holdings' principal asset consists of its 80.4% ownership of LabOne, Inc., a publicly-traded company. On March 8, 1999, Lab Holdings and LabOne jointly announced that the Boards of Directors of both companies had approved an agreement to merge the two companies. A Registration Statement covering the proposed transaction was declared effective by the Securities and Exchange Commission on July 2, 1999. Under the merger agreement, LabOne is to be merged into Lab Holdings and the combined company's name will be changed to LabOne, Inc. Stockholders of Lab Holdings will have each of their Lab Holdings shares split immediately before the merger into 1.5 shares of the combined company. Stockholders of LabOne, other than Lab Holdings, will be entitled to elect to have each of their existing LabOne shares exchanged for one share of the combined company or $12.75 in cash or a combination of cash and shares up to a limit of $16.6 million in cash (approximately 50% of eligible shares). The combined company will use cash from operations and additional borrowings, if necessary, to cover the purchase of shares from LabOne stockholders that choose the cash election option. The merger is subject to approval by the holders of two-thirds of the outstanding Lab Holdings shares and a majority of the shares voted by LabOne stockholders, other than Lab Holdings and its affiliates, and other closing conditions.

(3) On July 1, 1999, the Company announced a restatement of earnings for the year ended December 31, 1998. As requested by the staff of the Securities and Exchange Commission, LabOne has changed the amortization schedule from fifteen years to five years on a customer list acquired during the first quarter of 1997. LabOne's original amortization period was based on historical performance, however, the SEC requested that the amortization period be reduced to five years. This restatement is not the result of any changes in customer relationships and has no effect on any present or future cash flows. The effect of this restatement is as follows:

                      Three Months Ended                Six Months Ended
                         June 30, 1998                    June 30, 1998
                  ------------------------         ------------------------
                  As Previously      As            As Previously      As
                     Reported     Restated            Reported     Restated
                  -------------   --------         -------------   --------
                             (in thousands except per share data)
Earnings before
  taxes             $   3,771        3,634               6,652        6,377
Net earnings            1,700        1,632               2,908        2,772
Basic earnings
  per share               .26          .25                 .45          .43
Diluted earnings
  per share               .26          .25                 .44          .42


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

                                                 June 30, 1999
                                    -----------------------------------
                                                              Per Share
                                    Net Earnings   Shares      Amount
                                    -----------------------------------
Basic earnings per share           $ 1,793,000    6,489,103     $ .28

Effect of dilutive securities:
  Lab Holdings stock options              --            --
  LabOne stock options                  (5,000)         --
                                    -----------------------------------
Diluted earnings per share         $ 1,788,000    6,489,103     $ .28
                                    ===================================

                                                 June 30, 1998
                                    -----------------------------------

                                                              Per Share
                                    Net Earnings   Shares      Amount
                                    -----------------------------------
Basic earnings per share           $ 2,772,000    6,489,103     $ .43

Effect of dilutive securities:
  Lab Holdings stock options              --            --
  LabOne stock options                 (50,000)         --
                                    -----------------------------------
Diluted earnings per share         $ 2,722,000    6,489,103     $ .42
                                    ===================================

(6) The Company, through its subsidiary, LabOne, operates in three lines of business: insurance risk appraisal testing, clinical diagnostic testing and substance abuse testing. The following table presents the Company's selected financial information for each segment.

                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
                                 1999         1998        1999        1998
                                -------------------      ------------------
                                                          (in thousands)
Sales
  Insurance                  $  18,474      17,572      36,058      34,394
  Clinical                       5,736       4,723      11,693       8,377
  Substance abuse testing        4,362       3,468       8,149       6,325
                                ------------------      ------------------
    Total sales              $  28,572      25,763      55,900      49,096
                                ==================      ==================

Operating Income
  Insurance                  $   3,795       5,436       7,810      10,511
  Clinical                      (1,309)     (1,509)     (2,268)     (3,444)
  Substance abuse testing         (172)         40        (291)       (139)
  General corporate expense       (107)       (597)       (555)     (1,181)
                                ------------------      ------------------
    Earnings from operations     2,207       3,370       4,696       5,747
  Investment income - net          116         289         263         656
  Interest expense                (300)        --         (590)        --
  Other income (expense)            (1)        (25)         (7)        (26)
                                ------------------      ------------------
    Earnings before
      income taxes           $   2,022       3,634       4,362       6,377
                                ==================      ==================

LabOne's new facility was completed in early 1999 and the portions of the building identifiable to each segment have been allocated to those segments. Effective the second quarter, the associated depreciation expenses have been charged to the segments and are included in the operating income or loss information stated above. There were no other material changes in assets or in the basis of segmentation or measurement of segment operating income or loss.

(7) Effective October 30, 1998, LabOne acquired SBSI, a Missouri corporation. SBSI provides telephone inspections, motor vehicle reports, attending physician statements and claims investigation services to life and health insurers nationwide.

(8) Comprehensive income is defined as any change in equity from transactions and other events originating from non-owner sources. For Lab Holdings, those changes are composed of reported net income and changes in unrealized foreign currency translation adjustments. The components of comprehensive income are as follows.

                                                            June 30,
                                                        1999        1998
                                                       ------------------
                                                          (in thousands)

Net earnings                                         $  1,793       2,772

Other comprehensive income
  Foreign currency translation                             68         (51)
                                                       ------------------
      Total Comprehensive Income                     $  1,861       2,721
                                                       ==================

(9)  Contingencies

The Comptroller of the State of Texas has conducted an audit of LabOne for sales and use tax compliance for the years 1991 through 1997 and contends that LabOne's insurance laboratory services are taxable under the Texas tax code. The Texas Comptroller has issued a tax audit assessment, including interest and penalties, of approximately $1.9 million. The Texas State Hearing Attorney has issued a position letter agreeing to amend the audit based on the exclusion of non-Texas applicants. At this time, LabOne is unable to estimate the possible liability, if any, that may be incurred as a result of this assessment, but believes the amount will be less than $500,000. LabOne continues to appeal this assessment arguing that its services do not fit within the definition of insurance services under the Texas code.






ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS


Selected Financial Data
                              Three months ended        Six months ended
                                    June 30,                June 30,
                             ----------------------  --------------------
                               1999        1998         1999       1998
                             ----------  ----------  ---------    -------

Sales                      $28,572,000  25,763,000   55,900,000 49,096,000
Earnings from operations   $ 2,207,000   3,370,000    4,696,000  5,747,000
Investment income - net    $   116,000     289,000      263,000    656,000
Interest expense           $   300,000          --      590,000         --
Net earnings               $   794,000   1,632,000    1,793,000  2,772,000

Basic earnings per share:  $       .12         .25          .28        .43
Diluted earnings per share:$       .12         .25          .28        .42
Dividends per share        $       .30         .30          .60        .60
Book value per share       $      8.09        8.52         8.09       8.52



Introductory remarks about results of operations

Lab Holdings, Inc.'s (Lab Holdings or Registrant) principal asset consists of a majority ownership of LabOne, Inc. (LabOne), together with $5.6 million of related goodwill. Additionally, Lab Holdings has approximately $6 million of other net assets, consisting primarily of cash and cash equivalents, income tax receivables and capitalized costs associated with the proposed merger with LabOne. Prior to October 20, 1997, Lab Holdings was named Seafield Capital Corporation (Seafield). Seafield changed its name to Lab Holdings for better identification with its primary asset, the approximate 80.4% ownership of LabOne.

On March 8, 1999, Lab Holdings and its subsidiary, LabOne, announced that the boards of directors of both companies had approved a definitive agreement to merge the two companies. Under the merger agreement, LabOne is to be merged into Lab Holdings, but the survivor's name will be changed to "LabOne, Inc." Stockholders of Lab Holdings will have each of their Lab Holdings shares split immediately before the merger into 1.5 shares of the survivor. Stockholders of LabOne, other than Lab Holdings, will be entitled to elect to have each of their existing LabOne shares exchanged for one share of the survivor or $12.75 in cash or a combination of cash and shares. If the cash election shares exceed a cash limit of $16.6 million, then the cash will be allocated on a pro rata basis among the cash election shares. The offering of Lab Holdings common stock in the merger is being made only by means of the Joint Proxy Statement/Prospectus, dated July 2, 1999, that has been mailed to stockholders. The Registration Statement on Form S-4 was declared effective by the Securities and Exchange Commission on July 2, 1999 (File No. 333-76131).

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

LabOne's clinical testing services are provided to the healthcare industry to aid in the diagnosis and treatment of patients. LabOne operates only one highly automated and centralized laboratory, which LabOne believes has significant economic advantages over other conventional laboratory competitors. LabOne markets its clinical testing services to the payers of healthcare--insurance companies and self-insured groups. LabOne does this through Lab Card(trademark), a Laboratory Benefits Management program.

The Lab Card program provides laboratory testing at reduced rates as compared to traditional laboratories. It uses a unique benefit design that shares the cost savings with the patient, creating an incentive for the patient to help direct laboratory work to LabOne. Under the Program, the patient incurs no out-of-pocket expense when the Lab Card is used, and the insurance company or self-insured group receives substantial savings on its laboratory charges. LabOne's Laboratory Benefits Management programs, including BlueCross BlueShield of Tennessee and the Lab Card program, have more than 2.3 million lives enrolled.

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


SECOND QUARTER ANALYSIS

Net sales increased 11% in the second quarter 1999 to $28.6 million from $25.8 million in the second quarter 1998. The increase of $2.8 million is due to increases in clinical laboratory revenue of $1 million, substance abuse testing (SAT) revenue of $894,000 and insurance services revenue of $902,000.

Clinical diagnostic testing revenue increased from $4.7 million to $5.7 million for the quarter due to a 34% increase in testing volumes partially offset by a 9% decrease in average revenue per patient related to lower capitated billing rates. SAT revenue increased from $3.5 million in 1998 to $4.4 million in 1999 due to a 30% increase in testing volumes as compared to last year.

The insurance services division revenue increased $902,000 due to the addition of SBSI revenue and growth in non laboratory services revenue, reduced by lower laboratory and kit revenue. SBSI was acquired in October 1998 and contributed $2.1 million, and non laboratory services revenue increased $400,000. Insurance laboratory testing revenue decreased $1.1 million as a result of reductions in volume and price and a retroactive pricing credit. The total number of insurance applicants tested in the second quarter 1999 decreased by 6% as compared to the same quarter last year due to competitive pressures. Average revenue per applicant decreased 1% primarily due to price reductions and a shift in product mix to lower price products partially offset by increased ancillary test volumes. Kit and container revenue declined due to a decrease in the number of kits sold.

Cost of sales increased $3.2 million or 23% in the second quarter 1999 as compared to the prior year, due to increases in payroll, information services such as state motor vehicle report fees, and postage expense. A significant portion of these increases are related to the addition of SBSI and the growth of the SAT and clinical segments. These increases were partially offset by a decrease in insurance kit expenses due to lower sales volumes. Clinical cost of sales expenses were $4.1 million as compared to $3.6 million in the second quarter 1998. SAT cost of sales expenses were $3.2 million as compared to $2.3 million in the second quarter 1998. Insurance cost of sales expenses increased from $7.9 million to $9.7 million primarily due to the addition of SBSI.

As a result of the above factors, gross profit for the quarter decreased $363,000 million or 3% from $11.9 million in 1998 to $11.6 million in 1999. Clinical gross profit increased $500,000 on an increase in revenue of $1 million. SAT gross profit was flat as compared to the second quarter last year. Insurance gross profit decreased $900,000 for the quarter.

LabOne's selling, general and administrative expenses increased $700,000 or 9% in the second quarter 1999 as compared to the prior year, due primarily to the inclusion of SBSI, increases in bad debt and depreciation expenses, and moving expenses. Closure on the sale of the former administrative facility resulted in a gain of $600,000, partially offsetting the increases. The sales gain resulted from the sales price of $2.5 million being greater than originally anticipated. Bad debt expense increased primarily due to the revenue growth in clinical and SAT segments which have inherently higher bad debt experience than the insurance testing segment. Insurance expenditures increased to $5 million for the quarter as compared to $4.2 million in 1998 primarily due to the addition of SBSI. Total clinical costs increased $300,000 to $3 million in 1999 primarily due to an increase in bad debt expense and an increase in corporate overhead allocations to $900,000 from $800,000 in 1998. SAT expenditures were $1.3 million as compared to $1.1 million last year.

Lab Holding's selling, general and administrative expenses increased to $251,000 in the second quarter 1999 from $191,000 in the second quarter of 1998. Prior to August 7, 1998, Lab Holdings received administrative services which were provided by SLH Corporation. As a result of SLH's merger with Syntroleum Corporation on August 7, 1998, the previous services agreement with SLH was terminated. As a consequence, Lab Holdings' personnel have since been employed directly by Lab Holdings, resulting in increased administration expenses during 1999's second quarter. Goodwill amortization of $368,000 associated with Lab Holdings' investment in LabOne was included in the second quarter operating results of both 1999 and 1998.

Consolidated earnings from operations decreased to $2.2 million in 1999's second quarter from $3.4 million in the second quarter of 1998. LabOne's clinical segment improved $200,000 to an operating loss of $1.3 million. The SAT segment declined $200,000 to a loss of $200,000 in the second quarter of 1999. The insurance segment, including SBSI, declined $1.6 million to an operating profit of $3.8 million.

Other investments include liquidity investments. The return on short-term investments is included in the investment income line in the consolidated statements of operations. Investment income decreased to $116,000 in 1999's second quarter from $289,000 in 1998's second quarter primarily reflecting a reduction in capital available for investments.

Interest expense of $300,000 was recorded in 1999's second quarter as a result of LabOne's new facility being placed in service. Previously, the interest had been capitalized during construction in 1998. Miscellaneous items produced a $1,000 loss in 1999's second quarter as compared to a loss of $25,000 in 1998's second quarter.

Tax expense decreased to $916,000 in 1999's second quarter from $1.6 million in 1998's second quarter. The effective tax rate increased to 45% from 43% primarily due to the non deductibility of goodwill.

The combined effect of the above factors resulted in net earnings of $794,000 or $0.12 diluted earnings per share in the second quarter of 1999, compared to net earnings of $1.6 million or $0.25 diluted earnings per share in the same period last year.


YEAR-TO-DATE ANALYSIS

Revenue in the six month period ended June 30, 1999 was $55.9 million as compared to $49.1 million in the same period last year. The increase of $6.8 million is due to increases in clinical revenue of $3.3 million, SAT revenue of $1.8 million and insurance revenue of $1.7 million

Clinical laboratory revenue increased from $8.4 million during the first six months of 1998 to $11.7 million for the same period in 1999 due to increased testing volumes. SAT revenue increased from $6.3 million in 1998 to $8.1 million in 1999 due to a 33% increase in testing volumes.

During the first six months of 1999, the insurance services division revenue increased $1.7 million to $36.1 million as compared with $34.4 million in the same period of 1998. The total number of insurance applicants tested in the six month period decreased by 5% as compared to last year, while average revenue per applicant declined 2%. Kit and container revenue decreased $1.1 million due primarily to a decrease in the number of kits sold.

Cost of sales increased $5.9 million year to date as compared to the prior year. This increase is due primarily to increases in payroll expenses, insurance information services and inbound freight. A significant portion of these increases are related to the addition of SBSI and the growth of the SAT and clinical segments. These increases were partially offset by a decrease in insurance kit expenses due to lower sales volumes. Clinical cost of sales expenses were $8 million as compared to $7 million during the first six months of 1998. SAT cost of sales expenses were $6 million as compared to $4.4 million during 1998.

As a result of the above factors, gross profit for the first six months increased from $22.3 million in 1998 to $23.2 million in 1999. Clinical gross profit improved from $1.4 million in 1998 to $3.7 million in 1999. SAT gross profit increased to $2.2 million in the first six months of 1999 from $1.9 million last year.

LabOne's selling, general and administrative expenses increased $2.7 million (18%) in the six month period ended June 30, 1999 as compared to the prior year due to the addition of SBSI and increases in depreciation expenses, bad debt accruals, and moving expenses. Clinical expenditures were $6 million as compared to $4.9 million in 1998. SAT expenses increased from $2.1 million in 1998 to $2.5 million in 1999. The overhead allocation to the clinical and SAT segments for the period was $3.1 million as compared to an allocation of $2.4 million in 1998.

Lab Holding's selling, general and administrative expenses increased to $507,000 in the first six months of 1999 from $372,000 in the first six months of 1998. Prior to August 7, 1998, Lab Holdings received administrative services which were provided by SLH Corporation. As a result of SLH's merger with Syntroleum Corporation on August 7, 1998, the previous services agreement with SLH was terminated. As a consequence, Lab Holdings' personnel have since been employed directly by Lab Holdings, resulting in increased administration expenses during 1999's first six months. Goodwill amortization of $736,000 associated with Lab Holdings' investment in LabOne was included in the first six months operating results of both 1999 and 1998.

Consolidated operating income decreased from $5.7 million in the first six months of 1998 to $4.7 million in 1999. The insurance segment had operating income of $7.8 million as compared to 10.5 million in the first six months of last year. The clinical segment had an operating loss of $2.3 million for the six month period ended June 30, 1999 as compared to an operating loss of $3.4 million in 1998. The SAT segment had an operating loss of $291,000 in 1999 as compared to an operating loss of $139,000 in 1998. The general corporate segment has an operating loss of $555,000 in the first six months of 1999 as compared to a loss of $1.2 million in the first six months of 1998. This decrease is primarily due to gains on sales of LabOne's former laboratory and administrative facilities.

Other investments include liquidity investments. The return on short-term investments is included in the investment income line in the consolidated statements of operations. Investment income decreased to $263,000 in 1999's first six months from $656,000 in 1998's first six months primarily reflecting a reduction in capital available for investments.

Interest expense of $590,000 was recorded in 1999's first six months as a result of LabOne's new facility being placed in service. Previously, the interest had been capitalized during construction in 1998. Miscellaneous items produced a $7,000 loss in 1999's first six months as compared to a loss of $26,000 in 1998's first six months.

The effective income tax rate was approximately 43% in both the six month periods of 1999 and 1998.

The combined effect of the above factors resulted in net earnings of $1.8 million or $0.28 diluted earnings per share in the six month period ended June 30, 1999 as compared to $2.8 million or $0.42 diluted earnigs per share in the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

On June 30, 1999, at the holding company level, Lab Holdings had available for operations approximately $3.9 million in cash and cash equivalents. Lab Holdings' working capital at June 30, 1999 decreased to $3.8 million from $5.4 million at December 31, 1998, reflecting costs associated with the proposed merger with LabOne.

On a consolidated basis, Lab Holdings' cash and cash equivalents decreased to $9.1 million at June 30, 1999 from $15.2 million at December 31, 1998. The decrease primarily reflects LabOne's dividends and capital additions exceeding its cash provided by operations as well as Lab Holdings' corporate overhead. Current assets totaled approximately $36.2 million while current liabilities totaled $12.6 million.

Net cash provided by operations decreased by $1.8 million to $2.2 million in 1999's first six months compared with $4 million in 1998's first six months, primarily attributable to LabOne's slower increase in accounts receivable and decreases in accounts payable.

Net cash used by investing activities in 1999's first six months totaled $4.5 million, as compared with $6.3 million in 1998's first six months.
The net cash used in 1999 primarily reflects LabOne's $3.5 million net additions to property plant and equipment related to construction and fixtures for the new facility. Net cash used by investing activities in 1998's first six months included a net decrease in long-term investments of $741,000 and $6.3 million of net additions to property, plant and equipment. LabOne's capital additions are expected to be approximately $5 million annually.

Net cash used by financing activities totaled $3.9 million in both 1999 and 1998's first six months, primarily consisting of regular cash dividends.

Lab Holdings is currently a holding company. Sources of cash are investments and subsidiary dividends. The primary uses of cash for Lab Holdings are investments, operating expenses and dividends to shareholders.

LabOne paid regular quarterly dividends in 1999 and 1998. As an approximate 80.4% owner, Lab Holdings received $3.9 million of cash dividends from LabOne in the first six months of 1999. LabOne's working capital position decreased by $6.1 million to $19.8 million at June 30, 1999 from $25.9 million at December 31, 1998. This decrease is primarily due to dividends paid and capital additions exceeding cash provided by operations.

LabOne had no short-term borrowings in the second quarter of 1999. LabOne expects to fund operations and future dividend payments from a combination of cash flows from operations, cash reserves and short term borrowings. Proceeds from the industrial revenue bond have been used to finance the construction of LabOne's new facility project. Interest on the bond is based on a taxable seven day variable rate and is currently approximately 6.0%. LabOne expects to repay the bond over 11 years at $1.85 million per year plus interest. The first principle payment of $1.85 million is due September 1, 1999.

During 1999's second quarter, Lab Holdings procured a $15 million bank line of credit for the purpose of financing Lab Holdings' obligations for cash elections, if any, by LabOne stockholder under the proposed merger. At Lab Holdings' option, each borrowing will be at the bank's prime rate or three quarters of one percent in excess of the LIBOR rate.

YEAR 2000

LabOne is actively addressing Year 2000 computer concerns. LabOne has established an oversight committee which includes management from all parts of the Company and meets periodically to review progress. LabOne's laboratory operating systems and its business processing systems were completely rewritten in the past ten years and were brought into compliance with Year 2000 date standards at that time. As part of construction of the new facility, certified compliant security systems, time clocks and heating and cooling systems (non-IT systems) were installed. As of 4/1/99, all mission critical systems meet LabOne's compliance criteria. LabOne is currently engaged in a comprehensive system validation, running production systems in a year 2000 simulation. This effort will continue through the balance of 1999 as updates are made to our systems.

LabOne is assessing the Year 2000 preparation and contingency plans of clients and vendors. LabOne has material relationships and dependencies with its primary telecommunications provider, Sprint Corp., its inbound shipping provider, Airborne Express, and municipal services providers. In the event of a service interruption, LabOne has the ability to switch telecommunications services to AT&T at any time, and maintains backup electrical generators capable of meeting its electrical needs. LabOne currently tracks and controls routing of its inbound specimens and can use United States Postal Service, airlines and other common carriers or express delivery services in the event of delivery problems with Airborne Express. LabOne currently maintains approximately 8 weeks supply of most laboratory supplies, and does not expect significant problems in obtaining supplies. LabOne continues to review the Year 2000 plans of these providers, and does not currently expect significant problems in these areas, however, there can be no assurance that the systems of clients and vendors will be converted to address Year 2000 problems in a timely and effective manner or that such conversions will be compatible with the LabOne's computer systems.

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

An interest rate risk exposure exists due to LabOne's liability of $20 million in industrial revenue bonds. The interest expense incurred on these bonds is based on a taxable seven day variable rate, which including letter of credit and remarketing fees, is approximately 6% as of July 30, 1999. This exposure is not considered material. Any future increase in interest rates would result in additional interest expense and could result in a decision to enter into a long-term interest rate swap transaction.

Lab Holdings will have an interest rate risk exposure on its $15 million bank line of credit. The bank line of credit is to be used to fund cash elections, if any, under the proposed merger with LabOne. At the Company's option, each borrowing will be at the bank's prime rate or three quarters of one percent in excess of the LIBOR rate. This exposure is not considered material. Any future increase in interest rates would result in additional interest expense.



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities

         (a)  Changes in Securities:  None

         (b) Under the Missouri General Corporation Law, no dividends to stockholders may be declared or paid at a time when the net assets of the corporation are less than its stated capital or when the payment thereof would reduce the net assets of the corporation below its stated capital. At June 30, 1999, the net assets of Lab Holdings, Inc. exceeded its stated capital by $45,007,000.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Securities Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
              4.l  Line of Credit Loan Agreement and related Note
                     [incorporated by reference to Exhibit 4.6 to
                     Pre-Effective Amendment No. 1 to the Company's Registration Statement No. 333-76131].
              27   Financial Data Schedule - as filed electronically by
                     the Registrant in conjunction with this Form 10-Q.

         (b)  Reports on Form 8-K:
              None.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Lab Holdings, Inc.

Date July 30, 1999                   By  /s/  Steven K. Fitzwater
                                        ----------------------------
                                        Steven K. Fitzwater
                                        Executive Vice President, Chief
                                        Operating and Financial Officer


Date July 30, 1999                   By  /s/  Linda K. McCoy
                                        ----------------------------
                                        Linda K. McCoy
                                        Vice President and
                                        Chief Accounting Officer