Form 10-Q
period 1999-09-30
LABONE INC/
filed 1999-11-12
CIK 830158

QuickLinks

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 1999
Commission file number: 0-16946

LabOne, Inc.
(Exact name of Registrant as specified in its charter)

Missouri	43-1039532
(State of Incorporation)	(I.R.S. Employer Identification No.)
10101 Renner Blvd. Lenexa, Kansas	66219
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (913) 888-1770

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

    Number of shares outstanding of only class of Registrant's common stock as of October 31, 1999, $.01 par value common—11,533,493.

PART I. FINANCIAL INFORMATION

ITEM 1—Financial Statements

LabOne, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 1999	December 31, 1998
ASSETS
Current assets:
Cash and cash equivalents	$1,558,600	$15,223,336
Accounts receivable—trade, net of allowance for doubtful accounts of $2,248,798 in 1999 and $2,326,716 in 1998	21,049,300	18,729,939
Income taxes receivable	2,493,827	399,776
Inventories	1,089,586	1,798,481
Real estate available for sale	—	3,515,000
Prepaid expenses and other current assets	2,964,774	2,752,732
Deferred income taxes	1,906,271	3,972,575

Total current assets	31,062,358	46,391,839
Property, plant and equipment	79,063,255	72,919,414
Less accumulated depreciation	36,788,684	35,983,169

Net property, plant and equipment	42,274,571	36,936,245
Other assets:
Intangible assets, net of accumulated amortization	35,644,442	13,770,280
Bond issue costs, net of accumulated amortization of $18,924 in 1999 and $5,823 in 1998	173,223	186,324
Deferred income taxes—noncurrent	43,033	484,621
Deposits and other assets	223,388	237,864

Total assets	$109,421,015	$98,007,173

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,177,467	$4,392,689
Retainage and construction payable	139,187	3,809,193
Current portion of long-term debt	1,863,226	1,860,168
Accrued payroll and benefits	3,418,803	4,148,593
Other accrued expenses	717,318	610,315
Other current liabilities	283,507	274,198

Total current liabilities	11,599,508	15,095,156
Long-term debt	25,241,954	18,097,308
Deferred income taxes—noncurrent	14,641	—

Total liabilities	36,856,103	33,192,464
Minority interests	—	10,275,611
Stockholders' equity:
Preferred stock, $.01 par value per share; 3,000,000 shares authorized, none issued	—	—
Common stock, 40,000,000 shares authorized; $.01 par value per share 13,050,020 shares issued in 1999	130,500	—
Common stock, 36,000,000 shares authorized, $.67 par value per share 11,250,000 shares issued in 1998	—	7,500,000
Additional paid-in capital	32,055,762	2,920,357
Equity adjustment from foreign currency translation	(768,072)	(683,270)
Retained earnings	71,291,927	74,945,615

	102,710,117	84,682,702
Less treasury stock of 1,516,527 shares in 1999 and 1,516,345 shares in 1998	30,145,205	30,143,604

Total stockholders' equity	72,564,912	54,539,098

Total liabilities and stockholders' equity	$109,421,015	$98,007,173

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

LabOne, Inc. and Subsidiaries

Consolidated Statements of Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Sales	$28,814,326	$25,834,180	$84,714,563	$74,929,877
Cost of sales depreciation	584,004	534,763	1,738,729	1,520,348
Cost of sales amortization	—	—	—	217,426
Other cost of sales	16,518,209	13,994,293	48,018,785	39,582,133

Gross profit	11,712,113	11,305,124	34,957,049	33,609,970
Selling, general and administrative depreciation	812,698	319,048	2,116,480	995,749
Selling, general and administrative amortization	847,498	630,397	2,208,018	1,891,191
Other selling, general and administrative expenses	8,398,233	7,793,493	24,283,162	22,414,268

Earnings from operations	1,653,684	2,562,186	6,349,389	8,308,762
Interest expense	(357,906)	—	(947,528)	—
Interest income and other	49,665	(182,644)	305,250	448,045

Earnings before income taxes	1,345,443	2,379,542	5,707,111	8,756,807
Income tax expense	729,782	1,074,248	2,624,933	3,875,937

Earnings before minority interest	615,661	1,305,294	3,082,178	4,880,870
Minority interest	92,362	396,047	766,375	1,199,252

Net earnings	$523,299	$909,247	$2,315,803	$3,681,618

Basic and diluted earnings per common share	$0.05	$0.09	$0.23	$0.38

Dividends per common share	$0.18	$0.20	$0.58	$0.60

Basic weighted average common shares outstanding	10,750,955	9,733,655	10,076,481	9,733,655

Diluted weighted average common shares outstanding	10,758,069	9,733,655	10,092,428	9,733,655

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

LabOne, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 1999

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury stock	Total stockholders' equity	Comprehensive income
Balance at December 31, 1998	$7,500,000	2,920,357	(683,270)	74,945,615	(30,143,604)	54,539,098
Comprehensive income:
Net earnings				2,315,803		2,315,803	2,315,803
Equity adjustment from foreign currency translation			(84,802)			(84,802)	(84,802)

Comprehensive income							2,231,001

Cash dividends
($0.58 per share)				(5,969,491)		(5,969,491)
Stock split and change in par value	(7,369,500)	7,369,500				0
Acquisition of minority interest in subsidiary		21,765,905				21,765,905
Purchase of 181.5 common shares for treasury stock					(1,601)	(1,601)

Balance at September 30, 1999	$130,500	32,055,762	(768,072)	71,291,927	(30,145,205)	72,564,912

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

LabOne, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Nine months ended September 30,
	1999	1998
Cash provided by (used for) operations:
Net earnings	$2,315,803	$3,681,618
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	6,083,145	4,589,765
Earnings applicable to minority interests	766,375	1,199,253
Provision for loss on accounts receivable	1,984,330	1,059,876
Loss (gain) on disposal of property and equipment	(785,319)	6,009
Directors' stock compensation	—	68,597
Provision for deferred taxes	2,526,309	(233,472)
Changes in:
Short term trading portfolio	—	613,706
Accounts receivable	(4,303,691)	(6,048,448)
Income taxes	(2,094,051)	(621,440)
Inventories	708,895	666,092
Prepaid expenses and other current assets	(212,042)	(182,517)
Accounts payable	(2,885,228)	1,017,932
Accrued payroll & benefits	(729,790)	(385,916)
Accrued expenses	107,003	191,408
Other current liabilities	9,309	(62,905)

Net cash provided by operations	3,491,048	5,559,558

Cash provided by (used for) investment transactions:
Purchases of investments held to maturity	—	(5,461,090)
Proceeds from maturities of investments held to maturity	—	6,201,894
Property, plant and equipment, net	(4,892,513)	(16,100,453)
Acquisition of intangible assets, net	(16,561)	(167,173)
Acquisition of minority interest	(12,581,740)	—
Other	43,687	(1,210,855)

Net cash used for investment transactions	(17,447,127)	(16,737,677)

Cash provided by (used for) financing transactions:
Purchase of treasury stock	(1,601)	—
Dividends paid to minority interest	(935,730)	—
Proceeds from long-term debt	9,000,000	19,900,000
Payments on long-term debt	(1,859,115)	—
Cash dividends	(5,969,491)	(5,840,193)

Net cash provided by financing transactions	234,063	14,059,807

Effect of foreign currency translation	57,280	(198,294)

Net increase (decrease) in cash and cash equivalents	(13,664,736)	2,683,394
Cash and cash equivalents—beginning of period	15,223,336	22,129,024

Cash and cash equivalents—end of period	$1,558,600	$24,812,418

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$951,348	$106,462
Income taxes	$2,251,466	$4,711,053

Supplemental schedule of non cash investing and financing activities
Details of acquisition:
Fair value of assets acquired	$(34,201,086)
Common stock	19,278,214
Fair value of stock options and warrants	2,341,132

Acquisition of minority interests	$(12,581,740)

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

LabOne, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
September 30, 1999 and 1998

    The accompanying consolidated financial statements include the accounts of LabOne, Inc. and its wholly-owned subsidiaries LabOne Canada Inc. and Systematic Business Services, Inc. (SBSI). All significant intercompany transactions have been eliminated in consolidation.

    The financial information furnished herein as of September 30, 1999 and for the periods ended September 30, 1999 and 1998 is unaudited; however, in the opinion of management, it reflects all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state the Company's financial position, the results of its operations and cash flows. The balance sheet information as of December 31, 1998 has been derived from the audited financial statements as of that date. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

    The financial information herein is not necessarily representative of a full year's operations because levels of sales, capital additions and other factors fluctuate throughout the year. These same considerations apply to all year-to-year comparisons. See the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for additional information not required by this Quarterly Report on Form 10-Q.

    This Quarterly report on Form 10-Q may contain "forward-looking statements," including projections, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements. Forward-looking statements involve known and unknown risks and uncertainties. Many factors could cause actual results to differ materially from those that may be expressed or implied in such forward-looking statements, including, but not limited to, the volume and pricing of laboratory tests performed by the Company, competition, the extent of market acceptance of the Company's testing services in the healthcare and substance abuse testing industries, general economic conditions and other factors detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

    On August 10, 1999, LabOne, Inc. was merged into Lab Holdings, Inc. upon the approval of the required number of shareholders of both companies at their respective annual meetings. The combined company's name was then changed to LabOne, Inc. The merger provisions included a 3 for 2 stock split for all Lab Holdings common shares, the par value of the common shares was changed from $1.00 per share to $0.01 per share, and the authorized number of common shares was increased to 40 million. The Company paid $12.6 million, including transaction costs, to purchase 0.8 million shares of LabOne stock and exchanged 2.6 million shares of former LabOne stock on a one for one basis for Lab Holdings (the combined company) stock. The transaction was recorded under purchase accounting and resulted in $24.1 million in goodwill which is being amortized over 20 years. The following unaudited pro forma consolidated results of operations of the Company for the nine months ended September 30, 1999 and 1998 assumes the merger occurred as of January 1, 1998.

	Nine months ended September 30,
	1999	1998
	(in thousands except per share data)
Sales	$84,715	74,930
Net Earnings	1,628	2,903
Earnings per share	0.14	0.25

    Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

    On July 1, 1999, the Company announced a restatement of earnings for the year ended December 31, 1998. As requested by the staff of the Securities and Exchange Commission, the Company has changed the amortization schedule from fifteen years to five years on a customer list acquired during the first quarter 1997. The Company's original amortization period was based on historical performance, however the SEC has requested the amortization period be reduced to five years. This restatement is not the result of any changes in customer relationships and has no effect on any present or future cash flows. The effect of this restatement is as follows:

	Three months ended September 30, 1998		Nine months ended September 30, 1998
	As Previously Reported	As Restated	As Previously Reported	As Restated
Earnings before taxes	$2,517,151	2,379,542	$9,169,634	8,756,807
Net earnings	976,665	909,247	3,884,712	3,681,618
Basic earnings per share	0.10	0.09	0.40	0.38
Diluted earnings per share	0.10	0.09	0.39	0.37

    Effective October 30, 1998, LabOne acquired SBSI, a Missouri corporation. SBSI provides telephone inspections, motor vehicle reports, attending physician statements and claims investigation services to life and health insurers nationwide.

Business Segment Information

    The company operates in three lines of business: insurance risk appraisal testing, clinical diagnostic testing and substance abuse testing. The following table presents selected financial information for each segment:

	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
		(as restated)		(as restated)
Sales:
Insurance	$17,894,206	$16,676,601	$53,952,222	$51,070,850
Clinical	6,329,240	5,045,806	18,022,464	13,422,977
Substance abuse testing	4,590,880	4,111,773	12,739,877	10,436,051

Total sales	$28,814,326	$25,834,180	$84,714,563	$74,929,878

Operating income (loss):
Insurance	$3,258,505	$4,702,962	$11,068,045	$15,213,420
Clinical	(844,000)	(1,431,106)	(3,111,734)	(4,875,551)
Substance abuse testing	(26,833)	128,409	(317,507)	(10,213)
General corporate income (expense)	(733,988)	(838,082)	(1,289,415)	(2,018,894)

Total earnings from operations	1,653,684	2,562,183	6,349,389	8,308,762
Other income (expense)	(308,241)	(182,644)	(642,278)	448,045

Earnings before income taxes	$1,345,443	$2,379,539	$5,707,111	$8,756,807

    The Company's new facility was completed in early 1999, and the portions of the building identifiable to each segment have been allocated to those segments. Effective the second quarter, the associated depreciation expenses have been charged to the segments and are included in the operating income or loss information stated above. There were no other material changes in assets or in the basis of segmentation or measurement of segment operating income or loss.

Contingencies

Tax Assessment

    The Comptroller of the State of Texas has conducted an audit of LabOne for sales and use tax compliance for the years 1991 through 1997 and contends that LabOne's insurance laboratory services are taxable under the Texas tax code. The Texas Comptroller has issued a tax audit assessment, including interest and penalties, of approximately $1.9 million. The Texas State Hearing Attorney has issued a position letter agreeing to amend the audit based on the exclusion of non-Texas applicants. At this time, the Company is unable to estimate the possible liability, if any, that may be incurred as a result of this assessment, but believes the amount will be less than $0.5 million. The Company continues to appeal this assessment arguing that its services do not fit within the definition of insurance services under the Texas code.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

	Three months ended Sept. 30,			Nine months ended Sept. 30,
			% Inc. (Dec)			% Inc. (Dec)
	1999	1998		1999	1998
Sales	$28,814,326	25,834,180	12%	$84,714,563	74,929,877	13%
Net earnings	523,299	909,247	(42)%	2,315,803	3,681,618	(37)%
Diluted earnings per common share	$0.05	0.09		$0.23	0.37
Cash dividends per common share	$0.18	0.20		$0.58	0.60

    The Company provides high-quality laboratory testing services to insurance companies, physicians and employers.

    LabOne provides risk-appraisal laboratory services to the insurance industry. The tests performed by the Company are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on specimens of individual life insurance policy applicants. The Company also provides testing services on specimens of individuals applying for individual and group medical and disability policies. Through its subsidiary, SBSI, the Company provides telephone inspections, motor vehicle reports, attending physician statements, and claims investigation services to life and health insurers nationwide.

    LabOne's clinical testing services are provided to the healthcare industry to aid in the diagnosis and treatment of patients. LabOne operates only one highly automated and centralized laboratory, which the Company believes has significant economic advantages over other conventional laboratory competitors. LabOne markets its clinical testing services to the payers of healthcare—insurance companies and self-insured groups. The Company does this through Lab Card®, a Laboratory Benefits Management (LBM) program.

    The Lab Card Program provides laboratory testing at reduced rates as compared to traditional laboratories. It uses a unique benefit design that shares the cost savings with the patient, creating an incentive for the patient to help direct laboratory work to LabOne. Under the Program, the patient incurs no out-of-pocket expense when the Lab Card is used, and the insurance company or self-insured group receives substantial savings on its laboratory charges. The Company's LBM programs, including BlueCross BlueShield of Tennessee and the Lab Card program, have more than 2.3 million lives enrolled.

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

THIRD QUARTER ANALYSIS

    Net sales increased 12% in the third quarter 1999 to $28.8 million from $25.8 million in the third quarter 1998. The increase of $3.0 million is due to increases in clinical laboratory revenue of $1.3 million, substance abuse testing (SAT) revenue of $0.5 million and insurance services revenue of $1.2 million.

    Clinical diagnostic testing revenue increased from $5.0 million to $6.3 million for the quarter due to a 25% increase in testing volumes. SAT revenue increased from $4.1 million in 1998 to $4.6 million in 1999 due to a 20% increase in testing volumes as compared to last year.

    The insurance services division revenue increased $1.2 million due to the addition of SBSI revenue and growth in non laboratory services revenue, reduced by lower laboratory and kit revenue. SBSI was acquired in October 1998 and contributed revenue of $2.2 million, and non laboratory services revenue increased $0.6 million or 184%. Insurance laboratory testing revenue decreased $1.3 million as a result of reductions in volume and price. The total number of insurance applicants tested in the third quarter 1999 decreased by 8% as compared to the same quarter last year due to competitive pressures and a reduction in the number of individuals applying for insurance. Average revenue per applicant decreased 3% primarily due to price reductions partially offset by increased ancillary test volumes. Kit and container revenue declined due to a decrease in the number of kits sold.

    Cost of sales increased $2.6 million or 18% in the third quarter 1999 as compared to the prior year, primarily due to increases in payroll, information services such as state motor vehicle report fees, and postage expense. A significant portion of these increases are related to the addition of SBSI and the growth of the SAT and clinical segments. These increases were partially offset by a decrease in insurance kit expenses due to lower sales volumes. Clinical cost of sales expenses were $4.2 million as compared to $3.7 million in the third quarter 1998. SAT cost of sales expenses were $3.2 million as compared to $2.8 million in the third quarter 1998. Insurance cost of sales expenses increased from $8.0 million to $9.7 million primarily due to the addition of SBSI.

    As a result of the above factors, gross profit for the quarter increased $0.4 million or 4% from $11.3 million in 1998 to $11.7 million in 1999. Clinical gross profit increased $0.8 million on an increase in revenue of $1.3 million. SAT gross profit increased $0.1 million as compared to the third quarter last year. Insurance gross profit decreased $0.5 million for the quarter.

    Selling, general and administrative expenses increased $1.3 million or 15% in the third quarter 1999 as compared to the prior year due primarily to the inclusion of SBSI and increases in bad debt, depreciation and amortization expenses. Amortization expense increased $0.2 million in the third quarter due to the mid-quarter merger. The full quarterly amortization expense related to the merger will be $0.3 million per quarter. Bad debt expense increased primarily due to the revenue growth in clinical and SAT segments which have inherently higher bad debt experience than the insurance testing segment. Insurance expenditures increased to $4.9 million for the quarter as compared to $4.0 million in 1998 primarily due to the addition of SBSI. Total clinical costs increased $0.2 million to $3.0 million in 1999 primarily due to an increase in bad debt expense and an increase in corporate overhead allocations to $1.0 million in 1999 from $0.8 million in 1998. SAT expenditures were $1.4 million as compared to $1.2 million last year.

    Earnings from operations decreased from $2.6 million in the third quarter 1998 to $1.7 million in 1999. The clinical segment improved $0.6 million to an operating loss of $0.8 million. The SAT segment declined $0.2 million to a loss of $27,000 in the third quarter 1999. The insurance segment, including SBSI, declined $1.4 million to an operating profit of $3.3 million. The general corporate segment produced an operating loss of $0.7 million for the quarter primarily related to historical and merger related amortization expenses not charged to the operating divisions.

    Non operating expense increased $0.1 million primarily due to interest expense on the industrial revenue bonds and borrowings from the line of credit, partially offset by increased investment earnings over last year. The effective income tax rate increased from 45% in the third quarter 1998 to 54% in 1999 due to the non deductibility of goodwill amortizations for income tax purposes.

    The combined effect of the above factors resulted in net earnings of $0.5 million or $0.05 per share in the third quarter 1999 as compared to $0.9 million or $0.09 per share in the same period last year.

YEAR-TO-DATE ANALYSIS

    Revenue in the nine month period ended September 30, 1999 was $84.7 million as compared to $74.9 million in the same period last year. The increase of $9.8 million is due to increases in clinical revenue of $4.6 million, SAT revenue of $2.3 million and insurance revenue of $2.9 million

    Clinical laboratory revenue increased 34% from $13.4 million during the first nine months of 1998 to $18.0 million for the same period in 1999 due to increased testing volumes. SAT revenue increased 22% from $10.4 million in 1998 to $12.7 million in 1999 due to a 28% increase in testing volumes.

    The insurance services division revenue increased $2.9 million due to the addition of SBSI revenue and growth in non laboratory services revenue, reduced by lower laboratory and kit revenue. SBSI was acquired in October 1998 and contributed revenue of $6.2 million, and non laboratory services revenue increased $1.0 million. Insurance laboratory testing revenue decreased $2.9 million as a result of reductions in volume and price. The total number of insurance applicants tested year to date decreased by 6%. Average revenue per applicant decreased 2% primarily due to price reductions partially offset by increased ancillary test volumes. Kit and container revenue declined due to a decrease in the number of kits sold.

    Cost of sales increased $8.4 million year to date as compared to the prior year. This increase is due primarily to increases in payroll expenses, insurance information services and inbound freight. A significant portion of these increases are related to the addition of SBSI and the growth of the SAT and clinical segments. These increases were partially offset by a decrease in insurance kit expenses due to lower sales volumes. Clinical cost of sales expenses were $12.2 million as compared to $10.7 million during the first nine months of 1998. SAT cost of sales expenses were $9.2 million as compared to $7.2 million during 1998.

    As a result of the above factors, gross profit for the first nine months increased from $33.6 million in 1998 to $35.0 million in 1999. Clinical gross profit improved from $2.8 million in 1998 to $5.8 million in 1999. SAT gross profit increased to $3.5 million in the first nine months of 1999 from $3.2 million last year. Insurance gross profit decreased $2.1 million for the same period.

    Selling, general and administrative expenses increased $3.3 million or 13% in the nine month period ended September 30, 1999 as compared to the prior year due to the addition of SBSI and increases in depreciation expenses and bad debt accruals. Clinical expenditures were $8.9 million as compared to $7.6 million in 1998. SAT expenses increased from $3.2 million in 1998 to $3.8 million in 1999. The overhead allocation to the clinical and SAT segments for the period was $4.8 million as compared to an allocation of $3.9 million in 1998.

    Operating income decreased from $8.3 million in the first nine months of 1998 to $6.3 million in 1999. The insurance segment had operating income of $11.1 million as compared to $15.2 million in the first nine month of last year. The clinical segment had an operating loss of $3.1 million for the nine month period ended September 30, 1999 as compared to an operating loss of $4.9 million in 1998. The SAT segment had an operating loss of $0.3 million in 1999 as compared to an operating loss of $10,000 in 1998. The general corporate segment produced an operating loss of $1.3 million for the first nine months related to corporate and merger expenses, partially offset by gains on sale of the former laboratory and administrative facilities.

    Interest expense on the industrial revenue bonds and line of credit was $0.9 million in the first nine months of 1999. Investment income decreased $0.2 million primarily due to less funds available for investment. The effective income tax rate increased from 44% in 1998 to 46% in 1999.

    The combined effect of the above factors resulted in net earnings of $2.3 million or $0.23 per share in the nine month period ended September 30, 1999 as compared to $3.7 million or $0.38 per share in the same period last year.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

    LabOne's working capital position decreased by $11.8 million to $19.5 million at September 30, 1999 from $31.3 million at December 31, 1998. This decrease is primarily due to cash used in the merger, dividends paid, capital additions and debt payments exceeding cash provided by operations and line of credit borrowing. Cash flow from operations decreased by $2.1 million year to date primarily due to lower net income and an increase in payments on accounts payable.

    Additions to property, plant and equipment, net of the sale of the former laboratory and administrative facilities, were $4.9 million in the first nine months of 1999, primarily related to construction and fixtures for the new facility. Net additions in the first nine months of 1998 were $16.1 million. Capital additions, excluding building and fixtures, are expected to be approximately $4.0 million to $5.0 million annually.

    In August 1999, LabOne's Board of Directors declared a dividend of $0.18 per common share. This dividend was paid on September 2, 1999, to stockholders of record as of August 25, 1999, and totaled approximately $2.1 million. The board reviews the dividend payment policy on a periodic basis. There are currently no restrictions that would limit the Company's ability to make future dividend payments.

    At September 30, 1999, LabOne had total cash and investments of $1.6 million as compared to $15.2 million at December 31, 1998. The Company expects to fund operations and future dividend payments, if any, from a combination of cash flows from operations and short term borrowings. The Company borrowed $9 million on its line of credit in the third quarter 1999 to fund cash elections from the merger and to pay the third quarter dividend payment. Of the $10.3 million required to meet cash elections, $3.3 million was paid from available cash and $7.0 million was paid from the line of credit. Interest on the line of credit is based on the 30 day LIBOR rate plus three quarters of a percent and is currently approximately 6.2%. Interest on the Company's industrial revenue bond is based on a taxable seven day variable rate and, including letter of credit and remarketing fees, is currently approximately 6.2%. The Company expects to repay the bond over 11 years at $1.85 million per year plus interest. The first principle payment of $1.85 million was paid in September 1999.

    The total number of shares of LabOne stock held in treasury at September 30, 1999 was approximately 1.5 million at a total cost of $30.1 million or $19.88 per share.

YEAR 2000

    As of April 1999, LabOne has met all of its compliance criteria for mission critical systems. The Company's laboratory operating systems and its business processing systems were completely rewritten in the past ten years and were brought into compliance with Year 2000 date standards at that time. As part of construction of the new facility, certified compliant security systems, time clocks and heating and cooling systems (non-IT systems) were installed. The Company is currently engaged in a comprehensive system validation, running production systems in a year 2000 simulation. This effort will continue through the balance of 1999 as updates are made to our systems.

    LabOne is assessing the Year 2000 preparation and contingency plans of the Company's clients and vendors. LabOne has material relationships and dependencies with its primary telecommunications provider, Sprint Corp., its inbound shipping provider, Airborne Express, and municipal services providers. In the event of a service interruption, the Company has the ability to switch telecommunications services to AT&T at any time, and maintains backup electrical generators capable of meeting its electrical needs. LabOne currently tracks and controls routing of its inbound specimens and can use the United States Postal Service, airlines and other common carriers or express delivery services in the event of delivery problems with Airborne Express. The Company currently maintains approximately 8 weeks supply of most laboratory supplies, and does not expect significant problems in obtaining supplies. The Company continues to review the Year 2000 plans of these providers, and does not currently expect significant problems in these areas, however, there can be no assurance that the systems of clients and vendors will be converted to address Year 2000 problems in a timely and effective manner or that such conversions will be compatible with the Company's computer systems.

    Resources dedicated to the remaining effort are expected to cost less than $0.1 million and are not considered a material expense to the Company. These efforts have not caused delay to the Company's other ongoing information systems projects. LabOne has not hired any outside consultants or other independent validation provider at this time, and does not expect to do so.

    There can be no assurance that the Company's adjustments to its computer systems will completely eliminate all Year 2000 problems. Failure to properly address the Year 2000 problem could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    A foreign currency risk exposure exists due to billing Canadian subsidiary revenue in Canadian dollars and the direct laboratory expenses associated with this revenue being incurred in US dollars. This exposure is not considered to be material. Any future material Canadian currency fluctuations against the US$ could result in a decision to hedge future foreign currency cash flows, or to increase Canadian prices.

    An interest rate risk exposure exists due to LabOne's liability of $18 million in industrial revenue bonds and $10 million line of credit. The interest expense incurred on the bonds is based on a taxable seven day variable rate, which including letter of credit and remarketing fees, is approximately 6.2% as of October 31, 1999. The interest expense on the line of credit is based on the 30 day LIBOR rate plus three quarters of one percent and is currently approximately 6.2%. This exposure is not considered material. Any future increase in interest rates would result in additional interest expense and could result in a decision to enter into a long-term interest rate swap transaction.

PART II. OTHER INFORMATION

Item 2.—Changes in Securities

  (a)
  On August 10, 1999, LabOne, Inc. was merged into Lab Holdings, Inc. Under the Agreement and Plan of Merger, as amended and restated, dated as of March 7, 1999 by and between Lab Holdings, Inc. and LabOne, Inc., the Articles of Incorporation and Bylaws of the Company were amended in certain respects as of the effective time of the merger. The Articles of Incorporation and Bylaws, as amended, are attached hereto as Exhibits 3.1 and 3.2 and are incorporated herein by reference. The amendments to the Articles of Incorporation and Bylaws include the following:

  (i)
  The name of the Company was changed from Lab Holdings, Inc. to "LabOne, Inc."

  (ii)
  The par value of the common stock was reduced from $1.00 per share to $.01 per share, and the number of authorized shares of common stock was increased from 24,000,000 shares to 40,000,000 shares.

  (iii)
  New provisions were added to the Bylaws establishing an advance notice procedure for shareholders wishing to nominate candidates for election as directors or bring other business before an annual meeting of shareholders. The Bylaws require shareholders to deliver prior written notice of any shareholder proposal or nomination to the Secretary of the Company no later than ninety days before the meeting date or ten days after the meeting date is publicly announced, whichever is later.

  (iv)
  The Articles of Incorporation were amended to require that amendments to certain additional provisions of the Bylaws be approved by the affirmative vote of at least 80% of the outstanding shares of stock entitled to vote thereon, unless the amendments are favorably recommended by the affirmative vote of a majority of the entire board of directors. These provisions include those relating to who presides at shareholder meetings and the business that may be conducted at such meetings (including advance notice requirements), the powers of the board of directors and indemnification of the board of directors. The amendments also require an 80% vote to adopt provisions which are inconsistent with specified provisions of the Articles of Incorporation or Bylaws, unless favorably recommended by a majority of the entire board of directors. Prior to the amendments, the Articles of Incorporation waived the 80% shareholder vote requirement only if amendments were favorably recommended by the entire board of directors.

  (v)
  The fair price provisions of the Articles of Incorporation were amended to eliminate the concept of a "Continuing Director Quorum". This change together with other clarifying changes relating to action by continuing directors, as defined, eliminated a possible ambiguity in these provisions as to the requisite level of continuing director approval for certain business combinations.

      The fair price provisions were also amended to include among those business combinations requiring extraordinary shareholder or continuing director approval mergers with subsidiaries in which certain additional by-law provisions do not appear in the by-laws of the surviving corporation or in which the by-laws of the surviving corporation contain provisions inconsistent with such provisions and other charter and by-law provisions. The additional by-law provisions include those relating to who presides at shareholder meetings and the business that may be conducted at such meetings (including advance notice requirements), the powers of the board of directors and indemnification of the board of directors.

    (vi)
    The Bylaws were amended to eliminate the right of the holders of four-fifths (4/5) of the outstanding shares to call a special meeting of shareholders.

    (vii)
    The Bylaws were amended to require that the chairman of the board, the president or a vice president preside at all shareholder meetings and to give such presiding officer the authority to adjourn the shareholder meeting from time to time on such presiding officer's own motion.

    (viii)
    The age limitation on directors in the Bylaws was eliminated.

Item 4.—Submission of Matters to a Vote of Securities Holders

  (a)
  The annual stockholders' meeting was held on August 6, 1999.

  (c)
  Brief description of each matter voted:

  (i)
  Election to adopt the Agreement and Plan of Merger by and between Lab Holdings, Inc. and LabOne, Inc. Of the 5,562,010 shares voted, 5,540,455 were voted in favor thereof and 13,413 were opposed. There were 8,142 abstentions and 927,091 broker non-votes.

  (ii)
  Election to amend Paragraph B.4 of Article X of the Articles of Incorporation. Of the 5,562,011 shares voted, 5,122,329 were voted in favor thereof and 27,640 were opposed. There were 412,042 abstentions and 927,090 broker non-votes.

  (iii)
  Election of two Class B directors. For Messrs. Robinson and Bentsen, there were 5,803,302 shares voted in favor thereof and 21,420 shares withheld.

  (iv)
  Election to ratify the appointment of KPMG LLP as independent certified public accountants of the corporation for the present fiscal year. Of the 5,824,720 shares voted, 5,803,202 were voted in favor thereof and 6,628 were opposed. There were 14,890 abstentions.

Item 6.—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  2.1
  Agreement and Plan of Merger, as amended and restated, dated as of March 7, 1999 by and between Lab Holdings, Inc. and LabOne, Inc. (incorporated by reference to Exhibit 2.3 to Amendment No. 4 to the Registration Statement on Form S-4 (Registration No. 333-76131) of the registrant filed on July 2, 1999).

  3.1
  Articles of Incorporation of LabOne, Inc., as amended in their entirety

  3.2
  Amended and Restated Bylaws of LabOne, Inc.

  27.
  Financial Data Schedule—as filed electronically by the Registrant in conjunction with this third quarter 1999 Form 10-Q.

  (b)
  Reports on Form 8-K

    A form 8-K Current Report was filed with the Commission on August 11, 1999 reporting that the merger of LabOne, Inc. into Lab Holdings, Inc. became effective August 10, 1999. The merger was approved by the requisite vote of the stockholders of LabOne at its annual stockholders' meeting held August 9, 1999, and by the stockholders of Lab Holdings at its annual stockholders' meeting held August 6, 1999.

    A form 8-K Current Report was filed with the Commission on August 23, 1999 reporting details of the merger of LabOne, Inc. into Lab Holdings, Inc. and references to proforma financial information for the merged company.

    A form 8-K Current Report was filed with the Commission on September 30, 1999 reporting that LabOne, Inc. has signed a letter of intent to acquire World Wide Health Services, Inc. of Voorhees, New Jersey. World Wide is a provider of examination and information services to life and health insurers nationwide.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LabOne, Inc.
Date: November 11, 1999	By	/s/ KURT E. GRUENBACHER Kurt E. Gruenbacher V.P. Finance, CAO and Treasurer
Date: November 11, 1999	By	/s/ ROBERT D. THOMPSON Robert D. Thompson Executive V.P., Chief Operating Officer and Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements
Lab One , Inc. and Subsidiaries

Lab One , Inc. and Subsidiaries
Lab One , Inc. and Subsidiaries

Lab One , Inc. and Subsidiaries
ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

PART II. OTHER INFORMATION
Item 2.—Changes in Securities

SIGNATURES