Form 10-K
period 1999-12-31
LABONE INC/
filed 2000-03-24
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999
                                            -----------------
                       Commission file number   0-16946
                                                -------
                                 LabOne, Inc.
                                 ------------
                                10101 Renner Blvd.
                               Lenexa, Kansas 66219
                                 (913) 888-1770

                           Incorporated in Missouri
              I.R.S. Employer Identification Number: 43-1039532

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                          Common stock, $0.01 par value
                          -----------------------------
                                (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/   No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   / /

    Approximate aggregate market value of voting stock held by non-affiliates of Registrant: $65,912,000 (based on closing price as of March 1, 2000, of $6.875). The non-inclusion of shares held by directors, officers and beneficial owners of more than 5% of the outstanding stock shall not be deemed to constitute an admission that such persons are affiliates of the Registrant within the meaning of the Securities and Exchange Act of 1934.

    Number of shares outstanding of the only class of Registrant's common stock as of March 1, 2000: $0.01 par value common - 11,533,493 shares net of 1,516,527 shares held as treasury stock.


The exhibit list for this Form 10-K begins on page 20







                                     PAGE 1 of 79
                                     PART I
                                     ------

ITEM 1.  BUSINESS

General
-------

LabOne, Inc., a Missouri corporation, provides laboratory testing, investigative services and paramedical examinations for the insurance industry, clinical laboratory testing services for the healthcare industry and substance abuse testing services for employers. LabOne, Inc., together with its wholly-owned subsidiaries Lab One Canada Inc., Systematic Business Services, Inc. (SBSI) and ExamOne World Wide, Inc., hereinafter collectively referred to as either LabOne or the Company, is the largest provider of life insurance laboratory testing services in the United States and Canada.

LabOne provides risk-appraisal laboratory services to the insurance industry. The laboratory tests performed by the Company are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on specimens of individual life insurance policy applicants. The Company also provides testing services on specimens of individuals applying for individual and group medical and disability policies. Through its subsidiary, SBSI acquired in 1998, the Company provides telephone inspections, motor vehicle reports, attending physician statements, and claims investigation services.

Effective November 5, 1999, LabOne acquired World Wide Health Services, Inc. and World Wide Health Services of New Jersey, a provider of specimen collection and paramedical examination services to life and health insurers. These subsidiaries are operated under the name ExamOne World Wide and are included in the insurance services division of LabOne. This addition allows LabOne to expand the services it offers to its insurance industry clients.

LabOne's clinical testing services are provided to the healthcare industry as an aid in the diagnosis and treatment of patients. LabOne operates only one highly automated and centralized laboratory, which the Company believes has significant economic advantages over other conventional laboratory competitors. LabOne markets its clinical testing services to the payers of healthcare (insurance companies and self-insured groups). The Company does this through exclusive arrangements with managed care organizations and through Lab Card(R) a Laboratory Benefits Management program.

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

On August 10, 1999, the former LabOne, Inc. was merged into its parent corporation, Lab Holdings, Inc. upon the approval of the shareholders of both companies at their respective annual meetings. The combined company's name was then changed to LabOne, Inc.




                                     PAGE 2
Forward Looking Statements
--------------------------

This Annual report on Form 10-K may contain "forward-looking statements," including, but not limited to: projections of revenues, income or loss, capital expenditures, the payment or non-payment of dividends and other financial items, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements. Forward-looking statements involve known and unknown risks and uncertainties. Many factors could cause actual results to differ materially from those that may be expressed or implied in such forward-looking statements, including, but not limited to, the volume and pricing of laboratory tests performed by the Company, competition, the extent of market acceptance of the Company's testing services in the healthcare and substance abuse testing industries, intense competition, the loss of one or more significant customers, general economic conditions and other factors detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission, including the Cautionary Statement filed herewith as Exhibit 99.

Services Provided by the Company
--------------------------------

Insurance Services:

Insurance companies require an objective means of evaluating the insurance risk posed by policy applicants in order to establish the appropriate level of premium payments, or to determine whether to issue a policy. Because decisions of this type are based on statistical probabilities of mortality and morbidity, insurance companies generally require quantitative data reflecting the applicant's general health. Standardized laboratory testing, tailored to the needs of the insurance industry and reported in a uniform format, provides insurance companies with an efficient means of evaluating the mortality and morbidity risks posed by policy applicants. The use of standardized blood, urine and oral fluid testing has proven a cost-effective alternative to individualized physician examinations, which utilize varying testing procedures and reports.

LabOne's insurance testing services consist of certain specimen profiles that provide insurance companies with specific information that may indicate liver or kidney disorders, diabetes, the risk of cardiovascular disease, bacterial or viral infections and other health risks. The Company also offers tests to detect the presence of antibodies to human immunodeficiency virus (HIV). Insurance companies generally offer a premium discount for nonsmokers and often rely on testing to determine whether an applicant is a user of tobacco products. Standardized laboratory testing can be used to verify responses on a policy application to such questions as whether the applicant is a user of tobacco products, certain controlled substances or certain prescription drugs. Cocaine use has been associated with increased risk of accidental death and cardiovascular disorders, and as a result of increasing cocaine abuse in the United States and Canada, insurance companies are testing a greater number of policy applicants to detect its presence. Therapeutic drug testing also detects the presence of certain prescription drugs that are being used by an applicant to treat a life-threatening medical condition that may not be revealed by a physical examination.

Insurance specimens are normally collected from individual insurance applicants by contracted paramedical personnel using LabOne's custom-designed collection kits and containers. These kits and containers are delivered to

                                     PAGE 3
LabOne's laboratory via overnight delivery services or mail, coded for identification and processed according to each client's specifications. Results are generally transmitted to the insurance company's underwriting department that same evening. LabOne provides a one-day service guarantee on oral fluid and urine HIV specimen results.

In association with Lincoln National Risk Management, the Company provides electronic data collection services and software to enable insurance companies to receive data directly into their underwriting systems. LabOne offers LabOne NET, a combination network/software product that provides a connection for insurance underwriters for ordering and delivery of risk assessment information such as laboratory results, telephone inspections, motor vehicle reports and other applicant information. LabOne handles paramedical examination paperwork and assists with administration of data for insurance underwriting. Additionally, the Company can obtain attending physician statements, telephone inspections, motor vehicle reports, and perform claims investigation through its subsidiary, SBSI.

In November 1999, LabOne's acquisition of ExamOne World Wide provided its entry into paramedical examinations for the life insurance industry. This enables LabOne to offer a wide range of services in the insurance services industry, complementing the laboratory testing and investigative services with paramedical examinations. LabOne believes it will be successful in extending its relationship with life insurance companies by providing these additional services, which should strengthen its position in laboratory testing and improve its market share in the paramedical industry.

Healthcare Services:

Healthcare laboratory tests are generally requested by physicians and other healthcare providers to diagnose and monitor diseases and other medical conditions through the detection of substances in blood and other specimens. Laboratory testing is generally categorized as either clinical testing, which is performed on bodily fluids including blood and urine, or anatomical pathology testing, which is performed on tissue. Clinical and anatomical pathology tests are frequently performed as part of regular physical examinations and hospital admissions in connection with the diagnosis and treatment of illnesses. The most frequently requested tests include blood chemistry analyses, blood cholesterol level tests, urinalyses, blood cell counts, PAP smears and AIDS-related tests.

Healthcare specimens are collected at the physician's office or other specified sites. The Company's couriers pick up the specimens and deliver them to local airports for express transport to the Kansas laboratory. Specimens are coded for identification and processed. The Company's testing menu includes the majority of tests requested by its clients. Tests not performed in-house are sent to reference laboratories for testing, and results are transmitted into the Company's computer system along with all other completed results.

The Company has established the Lab Card (R) Program as a vehicle for delivering outpatient laboratory services. The Lab Card Program is marketed to healthcare payers (self-insured groups and insurance companies), allowing them to avoid price mark-ups and cost shifting. The Lab Card Program provides laboratory testing at reduced rates as compared to traditional laboratories. It uses a unique benefit design that shares the cost savings with the patient, creating an incentive for the patient to help direct laboratory work to LabOne. Under the Program, the patient incurs no out-of-pocket expense when

                                     PAGE 4
the Lab Card is used, and the insurance company or self-insured group receives substantial savings on its laboratory charges.

LabOne has several exclusive arrangements with managed care organizations, including Principal Healthcare of Kansas City, BlueCross BlueShield of Tennessee, BlueCross BlueShield of Kansas City and Kaiser Permanente of Kansas City. With these arrangements the Company contracts with the managed care organizations, and they direct all testing for their members through LabOne.

Substance Abuse Testing Services:

LabOne markets substance abuse testing to large employers, third party administrators and occupational health providers. Certification by the Substance Abuse and Mental Health Services Administration enables the Company to offer substance abuse testing services to federally regulated industries.

Specimens for substance abuse testing are typically collected by independent agencies who use LabOne's forms and collection supplies. Specimens are sealed with bar-coded, tamper-evident seals and shipped overnight to the Company. Automated systems monitor the specimens throughout the screening and confirmation process. Negative results are available immediately after testing is completed. Initial positive specimens are verified by the gas chromatography/mass spectrometry method, and results are generally available within 24 hours. Results can be transmitted electronically to the client's secured computer, printer or fax machine, or the client can use LabOne's LabLink Dial-In software to retrieve, store, search and print its drug testing results.

During February 2000, LabOne announced the introduction of the Intercept (TM) drug testing service, a laboratory-based service that identifies commonly-used illicit drugs in oral fluid samples. The Intercept (TM) test menu is used to detect the NIDA-5 drug panel (THC, cocaine, opiates, PCP and amphetamines). It is the first laboratory-based oral fluid drug testing system to be made commercially available in North America.

Under terms of the collaborative agreement between LabOne, STC Technologies, Inc. and Epitope, Inc., all three companies will play pivotal roles in the marketing of the new lab service. STC, the leader in oral fluid immunoassay technology, will provide reagents as well as marketing support. Epitope produces the Intercept (TM) collection device and provides sales support for the criminal justice market. Laboratory testing, result reporting, worksite
sales and account management support will be provided by LabOne.   (See TRENDS
Section for further discussion.)
















                                     PAGE 5
Segment Information
-------------------

The following table summarizes the Company's revenues from services provided to the insurance, healthcare and substance abuse testing markets (dollars in thousands):

Year ended December 31,
                         1999              1998              1997
                   --------------    --------------    --------------
Insurance         $  77,687   65%   $  69,149   68%    $ 61,998   79%
Clinical             24,793   21%      18,600   18%       7,512    9%
Substance Abuse      17,187   14%      14,478   14%       9,416   12%
                    -------            ------            ------
                  $ 119,667         $ 102,227          $ 78,926
                    =======            ======            ======
 (See Note 7 of Notes to Consolidated Financial Statements for operating income and identifiable assets by segment.)

Operations
----------

The Company's operations are designed to facilitate the testing of a large number of specimens and to report the results to clients, generally within 24 hours of receipt of the specimens. The Company has internally developed, custom-designed laboratory and business processing systems. It is a centralized network system that provides an automated link between LabOne's testing equipment, data processing equipment and clients' computer systems. This system offers LabOne's clients the ability to customize their testing and reflex requirements by several parameters to best meet their needs.

As a result of the number of tests it has performed over the past several years, LabOne has compiled and maintains a large statistical data base of test results. These summary statistics are useful to the actuarial and underwriting departments of an insurance client in comparing that client's test results to the results obtained by the Company's entire client base. Company-specific and industry-wide reports are frequently distributed to clients on subjects such as coronary risk analysis, cholesterol and drugs of abuse. Additionally, the Company's statistical engineering department is capable of creating customized reports to aid managed care entities or employers in disease management and utilization tracking to help manage healthcare costs.

The Company considers the confidentiality of its test results to be of primary importance and has established procedures to ensure that results of tests remain confidential as they are communicated to the client that requested the tests.

Substantially all of the reagents and materials used by the Company in conducting its testing are commercially purchased and are readily available from multiple sources.

Regulatory Affairs
------------------

The objective of the regulatory affairs department is to oversee quality programs to ensure that accurate and reliable test results are released to clients. This is accomplished by incorporating both internal and external

                                     PAGE 6
quality improvement programs in each area of the laboratory. In addition, quality improvement specialists share the responsibility with all LabOne employees of an ongoing commitment to quality and safety in all laboratory operations. Internal quality and education programs are designed to identify opportunities for improvement in laboratory services and to meet all required safety training and education issues. These programs help ensure the reliability and confidentiality of test results.

Procedure manuals in all areas of the laboratory help maintain uniformity and accuracy and meet regulatory guidelines. Tests on control samples with known results are performed frequently to maintain and verify accuracy in the testing process. Complete documentation provides record keeping for employee reference and meets regulatory requirements. All employees are thoroughly trained to meet standards mandated by OSHA in order to maintain a safe work environment. Superblind Testing Service (TM) controls are used to challenge every aspect of service at LabOne from account setup to specimen arrival and through final billing. Approximately 500 sample kits are prepared and submitted anonymously each month. These samples have at least 15 different indicators each representing over 7,500 challenges to the testing, handling and reporting procedures. Specimens requiring special handling are evaluated and verified by control analysis personnel. A computer edit program is used to review and verify clinically abnormal results and all positive HIV antibody and drugs-of- abuse records. As an external quality assurance program, LabOne participates in a number of proficiency programs established by the College of American Pathologists, the American Association of Bioanalysts and the Centers for Disease Control.

Even though only a small portion of LabOne's business encompasses fee-for-service Medicare/Medicaid, LabOne has appointed a Chief Compliance Officer and 12 Co-Compliance Officers. Additionally, the Company has developed the LabOne Compliance Plan, based on the Model Compliance Plan recommended by the Office of Inspector General of the Department of Health and Human Services to ensure compliance with anti-fraud and abuse laws and rules governing federally-financed reimbursement for lab testing services.

LabOne is accredited by the College of American Pathologists and licensed under the Clinical Laboratory Improvement Amendments of 1988. LabOne has additional licenses for substance abuse testing from the state of Kansas and all other states where such licenses are required. LabOne is certified by the Substance Abuse and Mental Health Services Administration to perform testing to detect drugs of abuse in federal employees and in workers governed by federal regulations.

Congress recently enacted the Health Insurance Portability and Accountability Act of 1996. As a transmitter of health information in electronic form, the Company will be required to maintain administrative, technical, and physical safeguards to protect the integrity and confidentiality of healthcare information against unauthorized uses or disclosures. The act will also require the Company to convert healthcare information to electronic form that had previously been required under state law to be maintained in paper form. Compliance with these regulations may be required as early as 2002.

Sales and Marketing
-------------------

LabOne's client base consists of insurance companies in the United States and Canada and employers primarily in the United States. The Company believes that its ability to provide prompt and accurate results on a cost-effective

                                     PAGE 7
basis, and its responsiveness to customer needs have been important factors in servicing existing business.

All of the Company's sales representatives for the insurance market have significant business experience in the insurance industry or clinical laboratory-related fields. These representatives call on major clients several times each year, usually meeting with a medical director or vice president of underwriting. An important part of the Company's marketing effort is directed toward providing its existing clients and prospects with information pertaining to the actuarial benefits of, and trends in, laboratory testing. The Company's sales representatives and its senior management also attend and sponsor insurance industry underwriters' and medical directors' meetings.

The sales representatives for the healthcare industry are experienced in the healthcare benefit market or clinical laboratory-related fields, and currently work in the geographic areas which they represent. Marketing efforts are directed at insurance carriers, self-insured employers and trusts, third party administrators and other organizations nationwide.

Substance abuse marketing efforts are primarily directed at Fortune 1000 companies, occupational health clinics and third party administrators. The Company's strategy is to offer quality service at competitive prices. The sales force focuses on LabOne's ability to offer multiple reporting methods, next-flight-out options, dedicated client service representatives and rapid reporting of results.

Competition
-----------

The Company believes that the insurance laboratory testing market in the United States and Canada is approximately a $110 million industry. LabOne currently services more than half the market. LabOne has maintained its market leadership through the development of long term client relationships, its reputation for providing quality products and services at competitive prices, and its battery of tests which are tailored specifically to an insurance company's needs. LabOne has two other main insurance laboratory competitors, Osborn Laboratories, Inc. and Clinical Reference Laboratory.

The insurance testing industry continues to be highly competitive. The primary focus of the competition has been on pricing. This continued competition has resulted in a decrease in LabOne's average price per test. It is anticipated that prices may continue to decline in 2000. The Company continues to develop innovative data management services that differentiate its products from competitors. These services enable LabOne's clients to expedite the underwriting process, saving time and reducing underwriting costs.

The Company has entered the market for paramedical examinations and specimen collections for insurance companies through its acquired subsidiary, ExamOne World Wide. This market is estimated to be in excess of a $400 million industry annually. Approximately 80% of this market is controlled by three companies, Hooper Holmes, Inc., Examination Management Services, Inc. and American Para Professional Systems. ExamOne World Wide currently serves approximately 7% of this market.

The outpatient clinical laboratory testing market is a $20 billion industry which is highly fragmented and very competitive. The Company faces

                                     PAGE 8
competition from numerous independent clinical laboratories and hospital- or physician-owned laboratories. Many of the Company's competitors are significantly larger and have substantially greater financial resources than LabOne. The Company is working to establish a solid client base through the use of Lab Card and the establishment of exclusive arrangements with large groups and managed care entities to provide laboratory services.

LabOne's business plan is to be the premier low-cost provider of high-quality laboratory services to self-insured employers and insurance companies in the healthcare market. The Company feels that its superior quality and centralized, low-cost operating structure enable it to compete effectively in this market.

LabOne competes in the substance abuse testing market nationwide. There are presently 66 laboratories that are certified by the Substance Abuse and Mental Health Services Administration. The Company's major competitors are the three major clinical chains, Laboratory Corporation of America, Quest Diagnostics and SmithKline Beecham Clinical Laboratories, which collectively constitute approximately two-thirds of the substance abuse testing market. The Company's focus is fast turnaround with high-quality, low-cost service, with a strategic position of offering the new oral fluid product with exclusivity in the pre-employment market.

Foreign Markets
---------------

Lab One Canada Inc. markets insurance testing services to Canadian clients, with laboratory testing performed in the United States. The following table summarizes the revenue, profit and assets applicable to the Company's domestic operations and its subsidiary, Lab One Canada Inc.
            Year ended December 31, (in millions)

                                      1999     1998     1997
                                      ----    -----     ----
          Sales:
              United States         $112.5    $95.7    $72.4
              Canada                   7.2      6.5      6.6

          Operating Profit:
              United States            7.9     11.1     (5.5)
              Canada                   0.1      0.3      0.6

          Identifiable Assets:
              United States          116.3     95.2     71.3
              Canada                   2.1      2.8      3.2

Technology Development
----------------------

The technology development department evaluates new commercially available tests and technologies, or develops new assays, and compares them to competing products in order to select the most accurate laboratory procedures. Additionally, LabOne's scientists present findings to clients to aid them in choosing the best tests available to meet their requirements. Total technology development expenditures are not considered significant to the Company as a whole.



                                     PAGE 9
Employees
---------

As of March 1, 2000, the Company had 1,162 employees, including 63 part-time employees, representing an increase of 267 employees from the same time in 1999. None of the Company's employees are represented by a labor union. The Company believes its relations with employees are good.

ITEM 2.  PROPERTIES

The Company is located in Lenexa, Kansas, approximately 15 miles from Kansas City, Missouri. Its new 268,000 square foot, custom-designed facility consolidates the Company's laboratory, administrative and warehouse functions into one building. The facility is owned by the Company and financed through $20 million in industrial revenue bonds issued by the City of Lenexa, Kansas in September, 1998. The testing laboratory has certain enhancements that improve the efficiency of operations. Conveyor systems transport inbound test kits from the receiving area to the laboratory and remove waste after the opening process. All automated testing equipment requiring purified water is linked directly to a centralized water-purification system. Over 50,000 square feet of raised flooring allows laboratory instruments and PCs to be arranged or moved quickly and easily. The security system includes proximity card readers to control access and a ceiling detector system to prevent foreign substances from being thrown into the laboratory. In addition, three diesel generators and a UPS battery system are on-line in the event of electrical power shortage. These back-up power sources allow specimen testing and data processing to continue until full power is restored, thus assuring LabOne's clients of continuous laboratory operation.

SBSI utilizes three facilities in Independence, Missouri under leases expiring in 2001 and 2003. ExamOne World Wide has a five year lease expiring in 2004 for a facility used as office space in Voorhees, New Jersey and leases a regional office location in Tampa, Florida. LabOne leases 10 locations in Northern California and 9 in the Midwest which serve as LabOne Service Centers. These facilities provide specimen collection services for patients and are typically located in medical office buildings. Lab One Canada Inc. leases office space in Ontario Canada, which is used for sales and client services. This lease expires in 2000. Additionally, Lab One Canada Inc. leases space in Quebec Canada for assembly and distribution of specimen collection kits for Canadian insurance testing. This lease expires in 2000.

ITEM 3. LITIGATION

In the normal course of business, LabOne had certain lawsuits pending at December 31, 1999.

The Comptroller of the State of Texas has conducted an audit of LabOne for sales tax compliance and contends that LabOne's insurance laboratory testing services are taxable under the Texas tax code and has issued an audit assessment, including interest and penalties, of approximately $0.6 million. The Company has appealed this assessment arguing that its services do not fit within the definition of insurance services under the Texas code. The assessment is under review by the Texas Comptroller's administrative law judge's office. The Company believes its reserves are adequate to cover any potential resolution in this matter.

In the opinion of management, after consultation with legal counsel and based upon currently available information, none of these lawsuits are expected to

                                     PAGE 10
have a material impact on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant's common stock trades on The Nasdaq Stock Market(R) under the symbol LABS. As of March 1, 1999, the outstanding shares were held by approximately 3,750 shareholders of record.

The Company paid quarterly dividends of $0.20 per common share in 1998 and the first two quarters of 1999. The Company paid quarterly dividends of $0.18 per common share in the third and fourth quarter of 1999. The Board of Directors reviews the dividend policy on a periodic basis and has eliminated the quarterly dividend to retain cash flow to finance the Company's growth plans. Additionally, the Company's expanded line of credit with Commerce Bank, N.A. prohibits the payment of dividends under the terms of the line of credit.

The following are the high and low prices of the stock for each quarter of 1999 and 1998 (split adjusted):
                             1999                 1998
                             ----                 ----
                       High       Low        High       Low
                       ----       ---        ----       ---

     1st Quarter      $12.75     10.08      $16.33     14.42
     2nd Quarter       11.33      7.88       16.17     13.58
     3rd Quarter       11.00      8.25       15.67     10.17
     4th Quarter       10.00      5.88       12.42      9.33

On April 1, 1999, LabOne issued a Warrant to Health Plan Services, Inc. ("HPS") to purchase up to 500,000 shares of Common Stock of LabOne, at a purchase price of $12.375 per share. The Warrant was issued in connection with an Agreement entered into between LabOne and HPS, which is a third party administrator.

No cash consideration was received by LabOne for the issuance of the Warrant. The Warrant was issued for a term of five years and is exercisable by HPS in respect of the number of shares of Common Stock of LabOne indicated below for each calendar quarter during the term in which the quarterly revenues received by LabOne pursuant to the Agreement with HPS are within the ranges specified below:

           LabOne Quarterly Revenues      Number of LabOne Shares
             Received under HPS              Exercisable under the
                  Agreement                         Warrant
         ----------------------------     ------------------------

          $0.5 million - $1.5 million               5,000
          $1.0 million - $1.5 million              10,000
          $1.5 million - $2.5 million              15,000
          $2.5 million - $2.5 million              20,000
                Over $2.5 million                  25,000
                                     PAGE 11
On May 14, 1999, LabOne issued a Warrant to STC Technologies, Inc. ("STC") to purchase 50,000 shares of Common Stock of LabOne, at a purchase price of $0.01 per share. The Warrant was issued in connection with a Distribution Agreement entered into between LabOne and STC. Under the Distribution Agreement, STC Technologies appointed LabOne as its exclusive distributor in the North American workplace testing market for its new product line that is designed to identify illicit drug abuse through oral fluids rather than urine or blood samples.

No cash consideration was received by LabOne for the issuance of the Warrant. The Warrant was issued for a term of two years and two months and is exercisable beginning one year after the date of issuance of the Warrant.

On November 5, 1999, LabOne issued a Warrant to Mr. Larry Glenn to purchase up to 250,000 shares of Common Stock of LabOne, at a purchase price of $9.97 per share. The Warrant was issued in connection with a Stock Purchase Agreement entered into between LabOne and Mr. Glenn pursuant to which LabOne acquired from Mr. Glenn the outstanding stock of World Wide Health Services, Inc. ("WWHS") in consideration of (1) a purchase price of $2 million in cash, as adjusted by a post-closing audit, (2) the issuance of the Warrant, and (3) WWHS's purchase from Mr. Glenn of the outstanding stock of World Wide Health Services of New Jersey, Inc. ("WWNJ") for a purchase price of (a) $250,000 in cash (provided by a loan from LabOne to WWHS), as adjusted pursuant to a post-closing audit, (b) $200,000 to be paid to Mr. Glenn in five annual installments of $40,000 each and (c) 10% of the annual gross revenues of WWNJ to be paid to Mr. Glenn for each of the next six years. (See Note 2 of Notes to Consolidated Financial Statements.)

The Warrant was issued for a term of five years and is exercisable by Mr. Glenn in respect of the number of shares of Common Stock of LabOne indicated below in the event that LabOne earns "qualified revenues" from WWHS, (as defined in the Warrant) as indicated below in any calendar quarter within three years after November 5, 1999:

          LabOne Quarterly Qualified    Number of LabOne Shares
        Revenues Received under WWHS       Exercisable Under
          Stock Purchase Agreement            the Warrant
        ----------------------------    -----------------------

$3,750,000 or more                   83,333
$5,000,000 or more                   83,333
$6,250,000 or more                   83,334

Alternatively, LabOne agreed to make cash payments to Mr. Glenn on November 5, 2004 of up to $1,000,000, depending upon the trading price of LabOne's Common Stock.

The above three Warrants and shares of Common Stock of LabOne issuable upon such exercise of the Warrants were not registered under the Securities Act of 1933 in reliance upon the exemptions from the registration requirements provided by Section 4(2) of the Act and Rule 506 under Regulation D. HPS, STC and Mr. Glenn are believed to be "accredited investors" within the meaning of Regulation D.

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes certain selected financial information and operating data regarding the Company. This information should be read in

                                     PAGE 12
conjunction with Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Item 14. (a) (1) and (2), CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE. The balance sheet data as of December 31, 1999, 1998, 1997, 1996 and 1995, and the statement of earnings data for each of the years in the five-year period ended December 31, 1999, have been derived from the Company's Consolidated Financial Statements, which have been audited by KPMG LLP, the Company's independent certified public accountants.

                             Years Ended December 31,
                       (in thousands, except per share amounts)

                               1999      1998     1997     1996     1995
                               ----      ----     ----     ----     ----
  Sales                      $119,667  102,227   78,923   59,432   57,029

  Earning (loss) from
    continuing operations       2,589    4,877   (8,103)  (4,226)  (1,826)
  Loss from
    discontinued operations        --       --   (2,343)    (770)  (5,522)
                              -------  -------  -------   -------  -------
  Net earnings (loss)        $  2,859    4,877  (10,446)   (4,996) (7,348)
                              =======  =======  =======   =======  =======

  Diluted earnings (loss)
   from continuing
   operations per
   common share              $   0.27     0.50    (0.83)   (0.43)   (0.19)
  Diluted loss from
    discontinued operations
    per common share               --       --    (0.24)   (0.08)   (0.57)
                             --------   ------   ------   ------   -------
  Diluted earning (loss)
    per common share         $   0.27     0.50    (1.07)   (0.51)   (0.76)
                             ========   ======   ======   ======   ======

  Dividends per common share $   0.76     0.80     0.80     0.80     0.80
                             ========   ======   ======   ======   ======

  Total assets               $118,443   98,007   74,482  196,783  198,018
  Long term debt               29,615   18 097       --       --       --
  Stockholders' equity         71,029   54,539   56,439  174,024  187,084

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

On July 1, 1999, the Company announced a restatement of earnings for the years ended December 31, 1997 and 1998. As requested by the staff of the Securities and Exchange Commission, the Company has changed the amortization schedule from fifteen years to five years on a customer list acquired during the first quarter 1997. The Company's original amortization period was based on historical performance; however, the SEC requested the amortization period be reduced to five years. The amortization expense of this asset was originally reported at $252,000 and $275,000 in 1997 and 1998, respectively, and has been restated to $757,000 and $826,000, respectively. This restatement is not the

                                     PAGE 13
result of any changes in customer relationships and has no effect on any present or future cash flows.

1999 Compared to 1998

Revenue for the year ended December 31, 1999 was $119.7 million as compared to $102.2 million in 1998. The increase of $17.4 million, or 17%, was due to increases in insurance services revenue of $8.5 million, healthcare revenue of $6.2 million and SAT revenue of $2.7 million. The insurance services segment revenue increased from $69.1 million in 1998 to $77.7 million due to an increase in non laboratory services, including revenue of $7.4 million from the October 1998 acquisition of SBSI and revenue of $3.3 million from the November 1999 acquisition of ExamOne World Wide, partially offset by a 4% decrease in insurance laboratory revenue. This decrease is due to a 3% decrease in total applicants tested and a 1% decrease in the average revenue per applicant. Healthcare laboratory revenue increased from $18.6 million during 1998 to $24.8 million in 1999 primarily due to a 36% increase in testing volumes. SAT revenue increased from $14.5 million in 1998 to $17.2 million in 1999 primarily due to a 26% increase in testing volumes, partially offset by lower revenue per specimen.

Cost of sales increased $14.8 million, or 26%, for the year as compared to the prior year. This increase is primarily due to increases in payroll, paramedical collections and the cost of motor vehicle and physician statements due to the addition of SBSI and ExamOne World Wide. Insurance segment cost of sales expenses were $41.9 million as compared to $32.3 million during 1998. Healthcare cost of sales expenses were $17.1 million as compared to $14.5 million during 1998. SAT cost of sales expenses were $12.6 million as compared to $9.9 million during 1998. These increases in the healthcare and SAT segments are due primarily to increased testing volumes.

As a result of the above factors, gross profit increased $2.6 million, or 6%, from $45.5 million in 1998 to $48.1 million in 1999. Healthcare gross profit improved $3.7 million, from $4.1 million in 1998 to $7.7 million in 1999. SAT gross profit stayed at $4.6 million. Insurance gross profit decreased $1.1 million, or 3%, to $35.8 million in 1999.

Selling, general and administrative expenses increased $6.8 million, or 20%, in 1999 as compared to 1998 primarily due to increases in depreciation and amortization expenses, payroll expenses and bad debt accruals. Depreciation expense increased primarily due to placing the Company's new facility in service during 1999, and amortization expense increased primarily due to merger goodwill. Payroll expenses increased 9% for the year due to a 29% increase in selling, general and administrative employees at year end as compared to last year. Bad debt expense increased primarily due to the revenue growth in the healthcare and SAT segments which also have higher bad debt experience than the insurance segment. Healthcare overhead was $12.2 million as compared to $10.3 million in 1998. SAT overhead increased from $4.3 million in 1998 to $5.4 million in 1999. These increases are due to the growth in each segment. The allocation of corporate overhead to the healthcare and SAT segments increased to $6.4 million for the year, as compared to $5.3 million in 1998, due to the increased share of total revenue for those segments. Insurance overhead expenditures increased to $20.3 million as compared to $16.8 million in 1998 primarily due to the addition of SBSI.

Operating income including overhead allocations decreased from $11.4 million in 1998 to $8.0 million in 1999. The insurance services segment had operating

                                     PAGE 14
income of $15.5 million as compared to $18.6 million in 1998. The healthcare segment experienced an operating loss of $4.5 million for 1999 as compared to an operating loss of $6.2 million in 1998. The SAT segment had an operating loss of $0.8 million in 1999 as compared to a gain of $0.2 million in 1998. Unallocated operating expenses for the year were $2.2 million related to corporate and merger expenses, partially offset by gains on the sale of the former laboratory and administrative facilities. Unallocated operating expenses in 1998 were $2.7 million.

Non operating expense increased $1.8 million in 1999 as compared to 1998, primarily due to interest expense on the industrial revenue bonds and lower investment income due to less funds available for investment. Average income tax expense was 48.1% of pretax income in 1999 as compared to 46.2% in 1998. The increase is due to an increase in amortization expenses incurred from the Lab Holdings merger which are not deductible for tax purposes.

The combined effect of the above factors resulted in net earnings of $2.9 million, or $0.27 per share, in 1999 as compared to $4.9 million, or $0.50 per share, in 1998.

1998 Compared to 1997

Revenue for the year ended December 31, 1998 was $102.2 million as compared to $78.9 million in 1997. The increase of $23.3 million, or 30%, was due to increases in healthcare laboratory revenue of $11.1 million, insurance services revenue of $7.2 million and SAT revenue of $5.1 million. Healthcare laboratory revenue increased from $7.5 million during 1997 to $18.6 million in 1998 primarily due to increased testing volumes. The insurance services segment revenue increased from $62.0 million in 1997 to $69.1 million due to an increase in the total number of insurance applicants tested and an increase in non laboratory services, including SBSI revenue of $1.3 million, partially offset by a 3% decrease in the average revenue per applicant. SAT revenue increased from $9.4 million in 1997 to $14.5 million in 1998 primarily due to a 48% increase in testing volumes.

Cost of sales increased $14.7 million, or 35%, for the year as compared to the prior year. This growth is primarily due to increases in inbound freight, laboratory and kit supplies and payroll expenses due to the larger specimen volume for all three business segments. Insurance segment cost of sales expenses were $32.3 million as compared to $26.7 million during 1997. Healthcare cost of sales expenses were $14.5 million as compared to $8.3 million during 1997. SAT cost of sales expenses were $9.9 million as compared to $7.0 million during 1997. These increases are due to increased testing volumes.

As a result of the above factors, gross profit increased $8.6 million, or 23%, from $36.9 million in 1997 to $45.5 million in 1998. Insurance gross profit increased $1.5 million, or 4%, to $36.9 million in 1998. Healthcare gross profit improved $4.9 million from a loss of $0.8 million in 1997 to a gain of $4.1 million in 1998. SAT gross profit increased by $2.2 million to $4.5 million in 1998.

Selling, general and administrative expenses decreased $1.2 million, or 3%, in 1998 as compared to 1997 primarily due to $4.6 million lower corporate expense at the Lab Holdings level due to the distribution of SLH Corporation and Response Oncology ownership to shareholders (see Note 10 to Notes to Consolidated Financial Statements), partially offset by $3.4 million increase in LabOne SGA due to increases in payroll expenses and bad debt accruals. Bad

                                     PAGE 15
debt expense increased primarily due to the revenue growth in the healthcare and SAT segments which also have higher bad debt experience.

Healthcare overhead was $10.3 million as compared to $7.5 million in 1997. SAT overhead increased from $3.3 million in 1997 to $4.3 million in 1998. These increases were due to the growth in each segment and increased overhead allocations due to the increased share of total revenue for those segments. The allocation of corporate overhead to the healthcare and SAT segments increased to $5.3 million for the year, as compared to $3.3 million in 1997. Insurance overhead expenditures decreased to $16.8 million as compared to $17.3 million in 1997 (see Note 7 to Notes to Consolidated Financial Statements).

In 1997, the Company recorded a one-time write-down of $6.6 million on the value of the laboratory and administrative buildings in anticipation of their sale. (See Note 1 of Notes to Consolidated Financial Statements.)

Operating income increased from a loss of $4.9 million in 1997 to a gain of $11.4 million in 1998. The insurance services segment operating income increased $2.1 million to $18.6 million in 1998. The healthcare segment had an operating loss of $6.2 million for 1998 as compared to an operating loss of $8.3 million in 1997. The SAT segment improved from an operating loss of $0.9 million in 1997 to a gain of $0.2 million in 1998.

Other income decreased $4.0 million in 1998 as compared to 1997, primarily due to a Lab Holdings gain in 1997 of $3 million on the sale of marketable common stock and lower investment income in 1998 due to less funds available to invest. Average income tax expense was 46% of pretax income in 1998, primarily reflecting nondeductibility of goodwill amortization. Tax expense in 1997 was based on the write-off of approximately $5 million of deferred income tax assets related to assets spun-off in the SLH distribution and the write-off of unused deferred income tax assets not utilized in the Response distribution.

The combined effect of the above factors resulted in earnings from continuing operations of $4.9 million in 1998 as compared to a $8.1 million loss from continuing operations in 1997.

TRENDS
------

The following is management's analysis of certain existing trends that have been identified as potentially affecting the future financial results of the Company. Due to the potential for a rapid rate of change in any number of factors associated with the insurance, SAT and healthcare laboratory testing industries, it is difficult to quantify with any degree of certainty LabOne's future volumes, sales or net earnings.

Amortization of goodwill during 1999, including amortization from the Lab Holdings merger starting in August and amortization from the acquisition of ExamOne World Wide starting in November, was $3.2 million. Amortization of goodwill in the future, excluding any adjustments or future goodwill from additional acquisitions, is scheduled to be $4.1 million in 2000 and 2001, $3.4 million in 2002, $2.1 million in 2003 and $1.6 million in 2004. The majority of the amortization expense is not deductible for tax purposes and has the effect of increasing the average income tax rate.

The insurance laboratory testing industry continues to be highly competitive.

                                     PAGE 16
The primary focus of the competition has been on pricing. LabOne continues to maintain its market leadership by providing quality products and services at competitive prices. Management expects that prices may continue to decline during 2000 due to competitive pressures. This trend may have a material impact on earnings from operations.

Effective November 5, 1999, LabOne acquired World Wide Health Services, Inc. and World Wide Health Services of New Jersey, a provider of specimen collection and paramedical examination services to life and health insurers. These subsidiaries are operated under the name ExamOne World Wide and included in the insurance services division of LabOne. This addition allows LabOne to expand the services it offers to its insurance industry clients. Prior to its acquisition by LabOne, ExamOne World Wide had annual revenues of approximately $9 million. In the first two months of 2000, ExamOne World Wide has billed revenue of approximately $4 million. The paramedical industry is a low gross margin industry. A substantial percentage of the revenue from a specimen collection is paid back to the contracted phlebotomist or physician. As the revenue from ExamOne World Wide grows as a percentage of total LabOne revenue, its lower gross margins will add to the total profitability of LabOne but will reduce the average gross profit margin percentage.

In the healthcare division, the Company continued its trend of growth led by its Lab Card Program. The Lab Card Program now has more than 1.7 million members. In 1999, the program continued to expand through new members as well as increased participation from existing members.

The healthcare division also signed exclusive outpatient laboratory service contracts with Blue Cross and Blue Shield of Kansas City and Kaiser Permanente of Kansas City in early 2000. With the addition of these managed care organizations, LabOne has over 750,000 lives in its managed care programs. Managed care organizations and the physicians who are under their contracts continue to choose LabOne for its high-quality testing, disease management data capabilities, and responsive customer service and support.

In addition to its urine drug testing, the SAT division of LabOne has introduced the Intercept (TM) drug testing service, a laboratory-based service that identifies commonly used illicit drugs in oral fluid samples. The oral fluid collection avoids the process of collecting and handling of urine samples which has been criticized for being invasive, demeaning and expensive. The collection with the Intercept device is directly observable and efficient. LabOne will market this new service to employers nationwide starting in 2000.

The Company's new facility was financed through the City of Lenexa, Kansas, with industrial revenue bonds. In conjunction with the bonds, LabOne expects to receive income tax credits through the State of Kansas High Performance Incentive Plan to be applied against state income taxes for up to 10 years, or until the credit is completely used. The amount of the credit is expected to be approximately $4 million, and is expected to lower LabOne's average income tax rate for the duration of the credit.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

LabOne's working capital position declined from $31.3 million at December 31, 1998, to $19.4 million at December 31, 1999. This decrease is primarily due to cash used in the merger with Lab Holdings, dividends paid, capital additions and debt payments exceeding cash provided by operations and line of credit borrowings. Net cash provided by operations increased from $10.3

                                     PAGE 17
million in 1998 to $12.0 million in 1999. Accounts receivable grew from $18.7 million as of December 31, 1998 to $26.3 million as of December 31, 1999, due primarily to an increase in revenue growth from all three segments. Total cash and investments at December 31, 1999, were $3.0 million, as compared to $15.2 million at December 31, 1998. Management expects to be able to fund operations from a combination of cash flow from operations, cash reserves and short-term borrowings.

During 1999, LabOne paid dividends of $0.20 per common share (split adjusted) in the first and second quarter. The Company paid dividends of $0.18 per common share in the third and fourth quarter. The total amount of dividends paid during 1999 was $0.76 per share, or $9.0 million. During the first quarter 2000, the Board of Directors decided to eliminate the quarterly dividend to retain cash flow to finance the Company's growth plans and for other corporate purposes.

During 1999, the Company spent $12.8 million for capital investments, as compared to $28.5 million in 1998 and $11.5 million in 1997. Of the amount spent in 1999, $5.2 million was spent on completion of the Company's new facility and $2.1 million was spent on the purchase of ExamOne World Wide. Of the amount spent in 1998, approximately $21.6 million was for construction the Company's new facility, and $3.0 million net cash was used in the purchase of SBSI. The 1997 amount included land purchased related to the new facility and the GIB Laboratories acquisition. As of April 1999, the new facility was completely operational. Future capital asset expenditures, excluding strategic expansions, are expected to be approximately $5 million annually.

On August 10, 1999, the former LabOne, Inc. was merged into its parent corporation, Lab Holdings, Inc. upon the approval of the shareholders of both companies at their respective annual meetings. The combined company's name was then changed to LabOne, Inc. The merger provisions included a 3 for 2 stock split for all Lab Holdings common shares, the par value of the common shares was changed from $1.00 per share to $0.01 per share, and the authorized number of common shares was increased to 40 million. The Company paid $12.6 million, including transaction costs, to complete the merger and purchase 0.8 million shares of LabOne stock. The minority 2.6 million shares of former LabOne stock were exchanged on a one for one basis for the combined company stock. The transaction was recorded under purchase accounting and resulted in $24.1 million in goodwill which is being amortized over 20 years.

Interest on the industrial revenue bonds issued to finance the construction of the Company's new facility is based on a taxable seven day variable rate which, including letter of credit and remarketing fees, is approximately 6.6% as of March 1, 2000. The bonds mature over 11 years in increments of $1.85 million per year plus interest. The first principal payment of $1.85 million was paid in September 1999. The Company spent $10.3 million in the third quarter 1999 to fund cash elections from the merger. Interest on the line of credit is currently based on the 30 day LIBOR rate plus 75 basis points and is currently approximately 6.6%.

During the first quarter 2000, the Board of Directors approved a stock repurchase program pursuant to which LabOne is authorized to repurchase up to $10 million of its common stock. The Company has arranged for an increase in its available line of credit from $15 million to $25 million to accommodate stock repurchases. The timing of purchases and the actual number of shares purchased will depend upon market conditions.



                                     PAGE 18
ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

An interest rate risk exposure exists due to LabOne's liability of $18 million in industrial revenue bonds and $12 million borrowing on its line of credit. The interest expense incurred on the bonds is based on a taxable seven day variable rate, which including letter of credit and remarketing fees, is approximately 6.6% as of March 1, 2000. The interest expense on the line of credit is based on the 30 day LIBOR rate plus three quarters of one percent and is currently approximately 6.6%. This exposure is not considered material. Any future increase in interest rates would result in additional interest expense and could result in a decision to enter into a long-term interest rate swap transaction.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See ITEM 14.(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included under the captions entitled "Information Concerning Nominees for Election as Directors," "Security Ownership of Management," "Security Ownership of Certain Beneficial Owners," and "Executive Compensation" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to its annual meeting of stockholders to be held May 11, 2000, is incorporated into Items 10, 11, 12 and 13 above by reference.















                                     PAGE 19
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) (1) and (2) -- The following consolidated financial statements and schedule are attached as a separate section of this report entitled "Consolidated Financial Statements and Schedule":

     INDEPENDENT AUDITORS' REPORT

CONSOLIDATED FINANCIAL STATEMENTS:
     Consolidated Balance Sheets, December 31, 1999 and 1998 Consolidated Statements of Operations, Years Ended
          December 31, 1999, 1998 and 1997
     Consolidated Statements of Stockholders' Equity,
          Years Ended December 31, 1999, 1998 and 1997
     Consolidated Statements of Cash Flows, Years Ended
          December 31, 1999, 1998 and 1997
     Notes to Consolidated Financial Statements

     SCHEDULE:
     Schedule II - Valuation and qualifying accounts

     All other schedules are omitted because they are not applicable, not required, or the information is included in the Consolidated Financial Statements or the notes thereto.

(b)  Reports on Form 8-K

     A Form 8-K current report dated January 6, 2000 was filed with the Commission reporting under Other Events that Robert D. Thompson, executive vice president, chief operating officer and chief financial officer had resigned from the company.

     A Form 8-K current report dated February 11, 2000 was filed with the Commission reporting under Other Events the Company's adoption of a shareholder rights plan and a dividend distribution of one Right for each outstanding share of Common Stock of the Company. The rights plan replaces and modernizes a shareholder rights plan which was adopted by the Company in 1988 and expired in 1998.

     A Form 8-K current report dated March 2, 2000 was filed with the Commission reporting under Other Events that John McCarty had been hired as executive vice president and chief financial officer effective April 1, 2000.

(c)  Exhibits required by Item 601 of Regulation S-K
      (Exhibits follow the Schedule):
                                                                          Page
2.1* Distribution Agreement, dated December 20, 1996, between the Registrant and SLH Corporation - attached as Exhibit
       2(a) to SLH Corporation's Form 10/A (Amendment No. 1) dated
       February 4, 1997 (File No. 0-21911).

2.2* Blanket Assignment, Bill of Sale, Deed and Assumption Agreement, dated as of February 28, 1997, between the Registrant and SLH Corporation - attached as Exhibit 2(b) to SLH Corporation's Form 10/A (Amendment No. 1) dated February 4, 1997 (File No. 0-21911).



                                     PAGE 20
                                                                          Page
2.3*   Agreement and Plan of Merger by and between Lab Holdings,
       Inc. and LabOne, Inc., dated March 7, 1999 - attached as
       Appendix A to the Joint Proxy Statement/Prospectus filed as a part of the Registrant's Registration Statement on Form
       S-4, filed July 2, 1999 (File No. 333-76131).

3.1* Amended Articles of Incorporation - attached as Exhibit B to Appendix A to the Joint Proxy Statement/Prospectus filed as a part of the Registrant's Registration Statement on Form S-4, filed July 2, 1999 (File No. 333-76131).

3.2     Certificate of Designations, Preferences, Qualifications            50
        and Rights of Series A Preferred Stock, dated
        February 11, 2000

3.3*   Amended and Restated Bylaws - attached as Exhibit C to
       Appendix A to the Joint Proxy Statement/Prospectus filed as a part of the Registrant's Registration Statement on Form
       S-4, filed July 2, 1999 (File No. 333-76131)

4.1* Trust Indenture dated as of September 1, 1998, between the City of Lenexa, Kansas and Intrust Bank, N.A. related to the issuance of Taxable Industrial Revenue Bonds for the LabOne, Inc. Facility Project - attached as Exhibit 4.1 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Delaware corporation, for the quarter ended September 30, 1998 (File No. 0-15975).

4.2* Lease Agreement dated as of September 1, 1998, between the City of Lenexa, Kansas and LabOne, Inc. related to the Trust Indenture - attached as Exhibit 4.2 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Delaware corporation, for the quarter ended September 30, 1998
      (File No. 0-15975).

4.3* Reimbursement Agreement dated as of September 1, 1998, between LabOne, Inc. and Commerce Bank, N.A. - attached as
       Exhibit 4.3 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Delaware corporation, for the quarter ended
       September 30, 1998 (File No. 0-15975).

4.4* Letter agreement dated September 4, 1998, between the Registrant and Commerce Bank, N.A. relating to the Registrant's obligations with respect to the Reimbursement Agreement and letters of credit to be issued thereunder - attached as Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

4.5* Warrant to Purchase Shares of Common Stock of LabOne, Inc., issued to USA Managed Care Organization - attached as
       Exhibit 4.5 to the Annual Report on Form 10-K of LabOne, Inc., a Delaware corporation, for the year ended December 31, 1998 (File No. 0-15975).




                                     PAGE 21
                                                                          Page
4.6* Warrant to Purchase Shares of Common Stock of LabOne, Inc., issued to Health Plan Services, Inc., dated April 1, 1999 - attached as Exhibit 10.19 to the Registrant's Registration
       Statement on Form S-4, filed July 2, 1999 (File No. 333-
       76131).

4.7* Warrant to Purchase Shares of Common Stock of LabOne, Inc., issued to STC Technologies, Inc., dated April 27, 1999 - attached as Exhibit 10.18 to the Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-4, filed July 2, 1999 (File No. 333-76131).

4.8    Warrant to Purchase Shares of Common Stock of LabOne, Inc.,          55
       issued to Larry Glenn, dated November 5, 1999.55

4.9* Rights Agreement and attached exhibits A, B and C, dated as of February 11, 2000, between the Registrant and American
       Stock Transfer & Trust Company, - attached as Exhibit 4.1 to the Registrant's Form 8-K Current Report, filed
       February 14, 2000.

10.1*  Registrant's 1997 Directors' Stock Option Plan, as amended
       - attached as Exhibit 10.4 to the Registrant's Form 10-Q for the quarter ended September 30, 1998. **

10.2*  Form of Option Agreement with Directors under the
       Directors' Stock Option Plan, as amended - attached as
       Exhibit 10.5 to the Registrant's Form 10-Q for the quarter ended September 30, 1998. **

10.3* 1987 Long-Term Incentive Plan of LabOne, Inc., approved May 16, 1991, with amendments adopted May 21, 1993 and November 9, 1993 - attached as Exhibit 10.21 to Registrant's Annual
        Report on Form 10-K for the year ended
        December 31, 1993.**

10.4* Amendment to 1987 Long-Term Incentive Plan of LabOne, Inc., effective February 10, 1995 - attached as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for year ended
       December 31, 1995. **

10.5* Amendment to 1987 Long-Term Incentive Plan of LabOne, Inc., effective May 9, 1997 - attached as Exhibit 10.5 to the Annual Report on Form 10-K of LabOne, Inc., a Delaware corporation, for the year ended December 31, 1997 (File No. 0-15975). **

10.6*  1997 Long Term Incentive Plan of LabOne, Inc. - attached as
       Exhibit 10.1 to the Quarterly Report on Form 10-Q of
       LabOne, Inc., a Delaware corporation, for the quarter ended June 30, 1998 (File No. 0-15975). **

10.7* Form of Stock Option Agreement pursuant to the LabOne 1997 Long-Term Incentive Plan - attached as Exhibit 10.2 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Delaware corporation, for the quarter ended June 30, 1998 (File No. 0-15975). **

                                     PAGE 22
                                                                          Page
10.8* Stock Plan for nonemployee directors of LabOne, Inc.- attached as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994. ***

10.9   Registrant's Annual Incentive Plan. **                              63

10.10  Form of Amended and Restated Indemnification Agreement
       between the Registrant and its directors.                           64

10.11* Form of Employment Agreement between LabOne, Inc. and its executive officers and certain key employees - attached as
       Exhibit 10 to the Annual Report on Form 10-K of LabOne, Inc., a Delaware corporation, for the year ended December 31, 1987 (File No. 0-15975). **

10.12* Amended Employment Agreement between LabOne, Inc. and
       Robert D. Thompson- attached as Exhibit 10.11 to the Annual Report on Form 10-K of LabOne, Inc., a Delaware corporation, for the year ended December 31, 1995 (File No. 0-15975). **

10.13* Employment Agreement between LabOne, Inc. and Gregg R.
       Sadler - attached as Exhibit 10.14 to the Annual Report on
       Form 10-K of LabOne, Inc., a Delaware corporation, for the year ended December 31, 1993 (File No. 0-15975). **

10.14* Amendment to Employment Agreement between LabOne, Inc. and
       Gregg R. Sadler- attached as Exhibit 10.13 to the Annual
       Report on Form 10-K of LabOne, Inc., a Delaware corporation, for the year ended December 31, 1995 (File No. 0-15975). **

10.15* Employment Agreement between LabOne, Inc. and Thomas J.
       Hespe- attached as Exhibit 10.14 to the Annual Report on Form 10-K of LabOne, Inc., a Delaware corporation, for the year ended December 31, 1995 (File No. 0-15975). **

10.16* Tax Sharing Agreement, dated as of February 28, 1997, between the Registrant and SLH Corporation - attached as
       Exhibit 10(b) to SLH Corporation's Registration Statement on Form 10/A (Amendment No. 1) filed February 4, 1997 (File No. 0-21911).

11.    Statement regarding computation of per share earnings - see
       Note 1 of Notes to Consolidated Financial Statements,
       "Earnings Per Share."

21.    Subsidiaries of Registrant - see Note 1 of Notes to
       Consolidated Financial Statements, "Principles of
       Consolidation and Basis of Presentation."

24.    Powers of Attorney.                                                  75

27. Financial Data Schedule - as submitted electronically by the Registrant in conjunction with this 1999 Form 10-K.



                                     PAGE 23
                                                                          Page
99.    Cautionary Statement under the Safe Harbor Provisions of
       the Private Securities Litigation Reform Act of 1995.                76

           *   Incorporated by reference pursuant to Rule 12b-23
           **  Management Compensatory Plan
           *** Non-Management Director Compensatory Plan

These exhibits may be obtained by stockholders of Registrant upon written request to LabOne, Inc., 10101 Renner Blvd., Lenexa, KS 66219.

(d)    Not applicable















































                                     PAGE 24
                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Registrant has duly caused this report, as amended to be signed on its behalf by the undersigned, thereunto duly authorized.

LabOne, Inc.

By:     /s/ W. Thomas Grant II                By:     /s/ Kurt E. Gruenbacher
        ----------------------                        -----------------------
       W. Thomas Grant II                             Kurt E. Gruenbacher
       Title:  Chairman, President                    Title:  V.P. Finance,
       Chief Executive Officer                        CAO and Treasurer
Date:  March 23, 2000                         Date:   March 23, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report, as amended has been signed below by the following persons on behalf of the Registrant on March 23, 2000 in the capacities indicated.

By:     /s/ W. Thomas Grant II                 By:     /s/ Kurt E. Gruenbacher
        ----------------------                         -----------------------
        W. Thomas Grant II                             Kurt E. Gruenbacher
Title:  Chairman of the Board, President       Title:  V.P. Finance, CAO
        And Chief Executive Officer                    and Treasurer

By:     */s/ Joseph H. Brewer                  By     */s/ Peter C. Brown
        ---------------------                         -------------------
        Joseph H. Brewer                               Peter C. Brown
Title:  Director                               Title:  Director

By:     */s/ William D. Grant                  By:.    */s/ Richard A. Rifkind
        ---------------------                          ----------------------
        William D. Grant                               Richard A. Rifkind
Title:  Director                               Title:  Director

By:     */s/ Richard S. Schweiker              By:     */s/ James R. Seward
        -------------------------                      --------------------
        Richard S. Schweiker                           James R. Seward
Title:  Director                               Title:  Director

By:     */s/ Janet M. Stallmeyer               By:     */s/ Chester B. Vanatta
        ------------------------                       -----------------------
        Janet M. Stallmeyer                            Chester B. Vanatta
Title:  Director                               Title:  Director

By:     */s/ John E. Walker                    By:     */s/ R. Dennis Wright
        -------------------                            ---------------------
        John E. Walker                                 R. Dennis Wright
Title:  Director                               Title:  Director

                                               By:     /s/ Gregg R. Sadler
                                                       ---------------------
                                                       Gregg R. Sadler
                                               Title:  Attorney-in-fact





                                     PAGE 25








                           LABONE, INC. AND SUBSIDIARIES

                   Consolidated Financial Statements and Schedule

                         December 31, 1999, 1998 and 1997

                     (With Independent Auditors' Report Thereon)


                         LABONE, INC. AND SUBSIDIARIES









































                                     PAGE 26
                                Table of Contents

Independent Auditors' Report                                               28

Consolidated Financial Statements:

       Consolidated Balance Sheets, December 31, 1999
          and 1998                                                         29

       Consolidated Statements of Operations, Years ended
          December 31, 1999, 1998 and 1997                                 31

       Consolidated Statements of Stockholders' Equity,
          Years ended December 31, 1999, 1998 and 1997                     32

       Consolidated Statements of Cash Flows, Years
          ended December 31, 1999, 1998 and 1997                           33

       Notes to Consolidated Financial Statements                          35

Schedule:

       Schedule II - Valuation and Qualifying Accounts                     49




































                                     PAGE 27
Independent Auditors' Report


The Board of Directors
LabOne, Inc.:


We have audited the accompanying consolidated balance sheets of LabOne, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LabOne, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG LLP

Kansas City, Missouri
February 4, 2000 except as to
Note 3, which is as of
March 9, 2000














                                     PAGE 28
                         LABONE, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                          December 31, 1999 and 1998


                        Assets                        1999            1998
                                                  ------------    ------------

Current assets:
     Cash and cash equivalents                    $  2,983,644      15,223,336
     Accounts receivable, net of allowance
       for doubtful accounts of $1,981,285 in
       1999 and $2,326,716 in 1998                  26,331,960      18,729,939
     Income taxes receivable                         1,643,520         399,776
     Inventories                                     3,186,853       1,798,481
     Real estate available-for-sale (note 1)                --       3,515,000
     Prepaid expenses and other current assets       1,772,884       2,752,732
     Deferred income taxes (note 4)                  1,328,027       3,972,575
                                                   -----------     -----------
          Total current assets                      37,246,888      46,391,839
                                                   -----------     -----------
Property, plant, and equipment:
     Land                                            2,380,654       2,379,334
     Building                                       28,441,638              --
     Laboratory equipment                           20,387,176      18,101,286
     Data processing equipment and software         19,932,302      18,882,559
     Office and transportation equipment             8,224,223       5,787,762
     Leasehold improvements                            240,244         700,842
     Construction in progress                        1,304,649      27,067,631
                                                   -----------     -----------
                                                    80,910,886      72,919,414

     Less accumulated depreciation                  38,106,948      35,983,169
                                                   -----------     -----------
          Net property, plant, and equipment        42,803,938      36,936,245
                                                   -----------     -----------
Other assets:
     Intangible assets, net of
       accumulated amortization (note 2)            37,868,921      13,770,280
     Bond issue costs, net                             168,856         186,324
     Deferred income taxes - noncurrent (note 4)        93,326         484,621
     Deposits and miscellaneous                        260,795         237,864
                                                   -----------     -----------
          Total assets                           $ 118,442,724      98,007,173
                                                   ===========     ===========

                                                                   (Continued)


          See accompanying notes to consolidated financial statements.







                                     PAGE 29

                        LABONE, INC. AND SUBSIDIARIES

                    Consolidated Balance Sheets, Continued

                          December 31, 1999 and 1998


         Liabilities and Stockholders' Equity         1999            1998
                                                  ------------    ------------

Current liabilities:
     Accounts payable                              $11,852,403      4,392,689
     Retainage and construction accounts payable            --      3,809,193
     Accrued payroll and benefits                    2,793,721      4,148,593
     Other accrued expenses                            727,241        610,315
     Other current liabilities                         551,146        274,198
     Current portion of long-term debt (note 3)      1,873,577      1,860,168
                                                   -----------    -----------
          Total current liabilities                 17,798,088     15,095,156

Long-term payable (note 2)                           1,360,000             --
Long-term debt (note 3)                             28,255,139     18,097,308
                                                   -----------    -----------
          Total liabilities                         47,413,227     33,192,464
                                                   -----------    -----------

Minority interest (note 2)                                  --     10,275,611
                                                   -----------    -----------

Stockholders' equity (note 2):
     Preferred stock, $0.01 par value per
       share; 3,000,000 shares authorized,
       none issued                                          --             --
     Common stock, $0.67 par value per
       share; 36,000,000 shares authorized,
       11,250,000 shares issued                             --      7,500,000
     Common stock, $0.01 par value per
       share; 40,000,000 shares authorized,
       13,050,020 shares issued                        130,500             --
     Additional paid-in capital                     32,035,445      2,920,357
     Accumulated other comprehensive income           (750,115)      (683,270)
     Retained earnings                              69,758,872     74,945,615
                                                   -----------    -----------
                                                   101,174,702     84,682,702
     Less treasury stock of 1,516,527 shares
       in 1999 and 1,516,345 shares in 1998,
       at cost                                      30,145,205     30,143,604
                                                   -----------    -----------
          Total stockholders' equity                71,029,497     54,539,098
                                                   -----------    -----------
          Total liabilities and
            stockholders' equity                 $ 118,442,724     98,007,173
                                                   ===========    ===========


See accompanying notes to consolidated financial statements.


                                     PAGE 30
                         LABONE, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                  Years ended December 31, 1999, 1998 and 1997

                                          1999          1998          1997
                                      -----------    ----------    ----------
Sales                               $ 119,666,534   102,227,216    78,926,119
Cost of sales                          71,543,532    56,719,603    42,017,179
                                      -----------    ----------    ----------
        Gross profit                   48,123,002    45,507,613    36,908,940
Selling, general, and
  administrative expenses              40,942,628    34,100,884    35,269,668
Provision for loss on disposal
  (gain on sale) of assets               (864,340)           --     6,553,279
                                      -----------    ----------    ----------
        Earnings (loss) from
          operations                    8,044,714    11,406,729    (4,914,007)
                                      -----------    ----------    ----------
Other income (expenses):
   Investment income                      370,262       861,359     4,670,529
   Interest expense                    (1,410,009)      (70,335)           --
   Other, net                             (24,118)      (42,118)       66,769
                                      -----------    ----------    ----------
        Total other income
          (expenses), net              (1,063,865)      748,906     4,737,298
                                      -----------    ----------    ----------
        Earnings (loss)
          before income taxes           6,980,849    12,155,635      (176,709)
                                      -----------    ----------    ----------
Income taxes (benefit) (note 4):
   Current                                849,758     5,823,543      (428,828)
   Deferred                             2,505,940      (203,496)    8,006,107
                                      -----------    ----------    ----------
        Total income taxes              3,355,698     5,620,047     7,577,279
                                      -----------    ----------    ----------
        Earning(loss) before
         minority interest              3,625,151     6,535,588    (7,753,988)
Minority interest                         766,375     1,658,308       349,466
                                      -----------    ----------    ----------
        Earnings (loss) before
         discontinued operations        2,858,776     4,877,280    (8,103,454)
Loss from discontinued
  health care operations                       --            --    (2,342,286)
                                      -----------    ----------    ----------
        Net earning (loss)            $ 2,858,776     4,877,280   (10,445,740)
                                      ===========    ==========    ==========
Basic and diluted earning (loss)
  per share:
    Earning (loss) from
      continuing operations                  0.27          0.50         (0.83)
    Loss from discontinued health
      care operations                          --            --         (0.24)
                                      ===========    ==========    ==========
        Net earnings (loss) per share $      0.27          0.50         (1.07)
                                      ===========    ==========    ==========

See accompanying notes to consolidated financial statements.


                                     PAGE 31
                       LABONE, INC. AND SUBSIDIARIES

            Consolidated Statements of Changes in Stockholders' Equity

                  Years ended December 31, 1999, 1998 and 1997

                                                        Accumulated
                                                          other
                                                      comprehensive
                                                         income -
                                          Additional      foreign                              Compre-       Total
                               Common      paid-in       currency    Retained    Treasury      hensive    stockholders'
                                stock      capital      translation  earnings     stock        income        equity
                              ---------   -----------   ----------- ----------  ----------    --------    ------------
Balance at December 31, 1996 $7,500,000    1,748,501     (439,240) 195,328,610  (30,113,649)               174,024,222
Comprehensive income:
     Net loss                        --           --           --  (10,445,740)          --  (10,445,740)  (10,445,740)
     Adjustment from foreign
        currency translation         --           --     (104,972)          --           --     (104,972)     (104,972)
                                                                                              ----------
          Comprehensive loss                                                                 (10,550,712)
                                                                                              ==========
Cash dividends ($.80 per share)      --           --           --   (7,786,923)          --                 (7,786,923)
SLH Corporation spin-off             --           --           --  (47,963,199)          --                (47,963,199)
Response Oncology, Inc.
  distribution                       --           --           --  (51,277,489)          --                (51,277,489)
Exercise of stock options            --       23,123           --                   (29,955)                    (6,832)
                              ---------    ----------   ---------   ----------  -----------               ------------
Balance at December 31, 1997  7,500,000    1,771,624     (544,212)  77,855,259  (30,143,604)                56,439,067

Comprehensive income:
     Net earnings                    --           --           --    4,877,280           --    4,877,280     4,877,280
     Adjustment from foreign
        currency translation         --           --     (139,058)          --           --     (139,058)     (139,058)
                                                                                             -----------
          Comprehensive income                                                                 4,738,222
                                                                                             ===========
Cash dividends ($.80 per share)      --           --           --   (7,786,924)          --                 (7,786,924)
Issuance of 168,885 shares of
  treasury stock related
  to acquisition                     --    1,148,733           --           --           --                  1,148,733
                              ---------    ---------    ---------   ----------  -----------                -----------
Balance at December 31, 1998  7,500,000    2,920,357     (683,270)  74,945,615  (30,143,604)                54,539,098

Comprehensive income:
     Net earnings                    --           --           --    2,858,776           --    2,858,776     2,858,776
     Adjustment from foreign
        currency translation         --           --      (66,845)          --           --      (66,845)      (66,845)
                                                                                             -----------
          Comprehensive income                                                                 2,791,931
                                                                                             ===========
Cash dividends ($.76 per share)      --           --           --   (8,045,519)          --                 (8,045,519)
Stock split and change
  in par value               (7,369,500)   7,369,500           --           --           --                         --
Merger transaction                   --   21,745,588           --           --           --                 21,745,588
Purchase of 182 shares of
  Common stock for treasury          --           --           --           --       (1,601)                    (1,601)
                              ---------   ----------    ---------   ----------  -----------               ------------
Balance at December 31, 1999  $ 130,500   32,035,445     (750,115)  69,758,872  (30,145,205)                71,029,497
                              =========   ==========    =========   ==========  ===========               ============



See accompanying notes to consolidated financial statements.













                                     PAGE 32


                       LABONE, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                Years ended December 31, 1999, 1998 and 1997

                                                       1999           1998           1997
                                                    ----------      ---------      ---------
Cash provided by (used for) operations:
   Net earnings (loss)                             $ 2,858,776      4,877,280     (8,103,454)
   Adjustments to reconcile net earnings(loss)to
   net cash provided by (used in) operations, net
   of acquisitions and divestitures:
      Depreciation and intangibles amortization      8,518,958      6,191,577      6,781,800
      Amortization of investment premiums                   --        (36,767)      (251,233)
      Deferred income taxes                          3,040,662       (315,215)     4,173,744
      Gain on disposal of property,
        plant, and equipment                          (874,305)       (18,606)      (120,087)
      Provision for loss on disposal of assets              --             --      6,553,279
      Provision for loss on accounts receivable      2,877,949      1,502,571        571,192
      Earnings applicable to minority interest         766,375      1,658,308        349,466
      Directors' stock compensation                    (20,317)        62,620         66,834
      Changes in:
         Short-term investments                            --       1,443,254      2,645,080
         Accounts receivable                        (8,160,453)    (6,774,958)    (3,551,006)
         Income tax receivable                      (1,243,744)     1,111,284        617,904
         Inventories                                (1,363,041)       404,990       (755,422)
         Prepaid expenses and other current assets     979,848       (269,709)      (421,839)
         Accounts payable                            5,499,704        892,401        (18,024)
         Income taxes payable                          (45,249)            --             --
         Accrued payroll and benefits               (1,354,872)      (619,281)     1,727,669
         Other accrued expenses                         69,998        186,919       (214,624)
         Other current liabilities                     196,948        (28,793)    (1,533,334)
                                                    ----------      ---------      ---------
           Net cash provided by continuing
             operations                             11,747,237     10,267,875      8,517,945
   Net cash used by discontinued operations                 --             --       (424,835)
                                                    ----------      ---------      ---------
           Net cash provided by operations          11,747,237     10,267,875      8,093,110
                                                    ----------      ---------      ---------
Cash provided by (used for) investment activities:
   Sales of investments available-for-sale                  --             --      1,350,000
   Purchase of investments held-to-maturity                 --     (5,461,090)   (15,893,902)
   Proceeds from maturities of investments
     held-to-maturity                                       --      6,701,893     18,155,062
   Property, plant, and equipment additions, net   (10,521,118)   (25,489,014)    (6,683,292)
   Acquisition of businesses (note 2)               (2,058,460)    (2,967,883)    (4,815,889)
   Acquisition of minority interest (note 2)       (12,640,443)            --             --
   Deposits and miscellaneous                            6,280     (1,710,496)    (3,948,558)
                                                    ----------      ---------      ---------
     Net cash used for
       investment activities                       (25,213,741)   (28,926,590)   (11,836,579)
                                                    ----------     ----------     ----------
Cash provided by (used for) financing activities:
   Issuance of treasury stock, net of
     proceeds from exercise of stock options                --             --        (6,832)
   Purchase of treasury stock                           (1,601)            --            --
   Proceeds from bond issue/line of credit          12,000,000     19,900,000            --
   Bond issue costs                                         --       (192,147)           --
   Cash dividends to minority interest                (935,730)            --            --
   Payments on long-term debt                       (1,864,006)        (1,937)           --
   Cash portion of SLH Corporation dividend                 --             --    (19,590,476)
   Cash dividends                                   (8,045,519)    (7,786,924)    (7,786,923)
                                                    ----------      ---------      ---------
     Net cash provided by (used for)
       financing activities                          1,153,144     11,918,992    (27,384,231)
                                                    ----------      ---------      ---------

                                                                                 (Continued)




                                     PAGE 33

                       LABONE, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                Years ended December 31, 1999, 1998 and 1997

                                                       1999           1998           1997
                                                    ----------      ---------      ---------
Effect of foreign currency translation on cash          73,668       (165,965)       (71,544)
                                                    ----------      ---------      ---------
     Net decrease in cash and
        cash equivalents                           (12,239,692)    (6,905,688)   (31,199,244)
Cash and cash equivalents at beginning of year      15,223,336     22,129,024     53,328,268
                                                    ----------      ---------      ---------
Cash and cash equivalents at end of year          $  2,983,644     15,223,336     22,129,024
                                                    ==========     ==========     ==========
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Income taxes                                 $ 2,279,366      5,450,841      2,675,182
                                                    ==========     ==========     ==========
      Interest                                     $ 1,377,621        240,586        934,000
                                                    ==========     ==========     ==========

Supplemental schedule of noncash investing and
  financing activities for the years ended
  December 31, 1999 and 1998:
         Fair value of assets acquired-acquisition $ 5,796,621      6,223,162
         Fair value of assets acquired-merger       34,259,789             --
         Liabilities assumed-acquisition            (2,078,342)      (645,198)
         Note payable issued-acquisition            (1,440,000)            --
         Common stock issued-merger                (19,278,214)            --
         Common stock issued-acquisition                    --     (2,000,000)
         Fair value of stock options
           and warrants-merger                      (2,341,132)            --
                                                    ----------      ---------

            Cash paid                               14,918,722      3,577,964

      Less cash acquired                              219,819        610,081
                                                    ----------      ---------
         Net cash paid for acquisition
          of businesses                           $ 14,698,903      2,967,883
                                                    ==========      =========



See accompanying notes to consolidated financial statements.




















                                     PAGE 34
                         LABONE, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                         December 31, 1999, 1998 and 1997

(1)  Summary of Significant Accounting Policies
-----------------------------------------------

Principles of Consolidation and Basis of Presentation

On August 10, 1999, LabOne, Inc. was merged into Lab Holdings, Inc. (Lab Holdings), its parent. The combined company's name was then changed to LabOne, Inc. (see note 2). The accompanying consolidated financial statements include the accounts of LabOne, Inc. (LabOne or the Company) and its wholly owned subsidiaries: LabOne Canada Inc.; Systematic Business Services, Inc.; and ExamOne World Wide (and its wholly owned subsidiary, ExamOne World Wide of New Jersey, Inc.). All significant intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits in banks, marketable securities with original maturities of three months or less, money market investments and overnight investments that are stated at cost, which approximates market value.

Investment Securities

LabOne determines the appropriate classification of debt and equity securities at the time of purchase. Debt securities are classified as held-to-maturity when LabOne has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost and investment income is included in earnings.

Inventories

Inventories consist of completed specimen collection kits, laboratory supplies, and various materials used in the assembly of specimen collection kits for sale to clients. Inventory is valued at the lower of cost (first-in, first-out) or market.

Property, Plant, and Equipment

Property, plant, and equipment additions are recorded at cost, which includes interest capitalized during construction when material. Facilities leased pursuant to revenue bond financing transactions are accounted for as purchases with the cost of the leased property included in property, plant, and equipment and the related obligation included in long-term debt.

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

    Buildings                        30 years
    Laboratory equipment          3 - 5 years
    Data processing equipment     3 - 5 years
    Office equipment                  5 years

Cost of Borrowings


                                     PAGE 35
                          LABONE, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                         December 31, 1999, 1998 and 1997

Expenses directly related to the issuance of debt are deferred and amortized over the period the debt is expected to be outstanding using the interest method.

Intangible Assets

Intangible assets are recorded at their acquisition cost, net of amortization. The excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over periods of fifteen to twenty years.

In July of 1999, the Company changed its amortization of acquired customer lists from fifteen years to five years based upon an SEC request. The effect of this change was an increase in amortization expense from $252,000 and $275,000 to $757,000 and $826,000 in 1997 and 1998, respectively.

Impairment of Long-lived Assets

When facts and circumstances indicate potential impairment, LabOne evaluates the recoverability of carrying values of long-lived assets, including intangibles, using estimates of undiscounted future cash flows over remaining asset lives. When impairment is indicated, any impairment loss is measured by the excess of carrying values over fair values. During the fourth quarter of 1997, LabOne decided to dispose of its office and headquarters building and lab facility, which, net of accumulated depreciation, was classified as real estate available-for-sale at December 31, 1998. An impairment loss of $6,553,279 related to the anticipated sale was recorded in 1997 which reduced the carrying value to $3,515,000. In 1999, the Company sold all real estate available-for-sale for $4,379,340 and recognized a gain of $864,340.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Estimates of fair values are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could affect the estimates. The fair market value of LabOne's financial instruments at December 31, 1999 and 1998 approximates their carrying values.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those

                                     PAGE 36
                          LABONE, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                         December 31, 1999, 1998 and 1997

temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Share

Basic earnings per share are computed using the weighted average number of common shares and diluted earnings per share are computed using the weighted average number of common shares and dilutive stock options.

The following table reconciles the weighted average common shares used in the basic earnings per share calculation and the weighted average common shares and common share equivalents used in the diluted per share calculation:

                                           1999         1998         1997
                                        ----------   ----------   ----------
  Weighted average common
   shares (basic)                       10,443,728    9,733,655    9,732,965
  Employee stock options                     7,704           --           --
                                        ----------   ----------   ----------
  Weighted average common shares and
   common shares equivalents (diluted)  10,451,432    9,733,655    9,732,965
                                        ==========   ==========   ==========

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for LabOne's quarter ending September 30, 1999. Retroactive application will not be required. This statement will not have a significant impact on the Company's financial position or results of operations.

(2)  Merger, Acquisitions, and Intangible Assets
------------------------------------------------

The cost and accumulated amortization of intangible assets at December 31, 1999 and 1998 are as follows:

                                            1999          1998
                                         ----------    ----------

    Excess of cost over fair
      value of net assets acquired       58,383,300    31,059,008
    Accumulated amortization             20,514,409    17,288,729
                                         ----------    ----------
        Intangible assets, net of
          accumulated amortization     $ 37,868,921    13,770,280
                                         ==========    ==========

On August 10, 1999, LabOne, Inc. was merged into Lab Holdings, its parent, upon the approval of the required number of shareholders of both companies at their respective annual meetings. The combined company's name was then


                                     PAGE 37
                          LABONE, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                         December 31, 1999, 1998 and 1997

changed to LabOne, Inc. The merger provisions included a 3-for-2 stock split for all Lab Holdings shares. LabOne shares which did not elect the cash option were exchanged for combined company shares on a 1-for-1 basis. The Company paid $10,264,000 in cash for 805,000 shares of LabOne common stock which were exchanged for cash of $12.75 per share. Also, the Company paid $2,318,000 in related transaction costs. The transaction was accounted for as the acquisition of minority interest under the purchase method. The result of the merger was approximately $24,124,000 of goodwill which is being amortized over a twenty-year period and the elimination of minority interest.

On November 5, 1999, LabOne acquired a paramed services company and a paramed billing service provider. The paramed services company was acquired for $279,000 and cash installments of $40,000 each year beginning in 2000 for five years and 10% of gross revenue for the next six years. The minimum payments under the gross revenue agreement provision are estimated to be $240,000. The current portion of the cash installments and the gross revenue percentage payments is recorded in other current liabilities with the remainder of the minimum purchase price recorded as a long-term payable. The excess of the aggregate minimum purchase price over the fair market value of net assets acquired of approximately $469,000 is being amortized over fifteen years.

The paramed billing service provider was acquired for $1,912,000 in cash and a stock warrant purchase agreement. In the agreement, the former owner of the paramed billing service provider may receive up to 250,000 common shares if specified revenue targets are achieved. Alternatively, the Company may be obligated to make cash payments of up to $1,000,000 depending on the Company's stock price. The Company believes it is likely the cash payment will be required and has, therefore, reported the $1,000,000 cash payment as a component of the purchase price. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $2,731,000 is being amortized over fifteen years.

Effective October 30, 1998, LabOne acquired a provider of information support services to insurance underwriters for approximately $5.7 million. The purchase was comprised of $3.7 million of cash and the issuance of 168,885 shares of LabOne common stock having a fair market value of $2 million. The acquisition was accounted for using the purchase method of accounting. The purchase price could increase if the acquired company achieves certain levels of earnings in 2000. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $3,989,000 is being amortized over twenty years.

The above acquisitions have been accounted for under the purchase method and, accordingly, the operating results of the acquired companies have been included in the consolidated statements of operations from the dates of acquisition. Contingent consideration will be recorded when earned and will increase goodwill. The following unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 1999 and 1998 assumes the acquisitions occurred as of January 1, 1998:






                                     PAGE 38
                          LABONE, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                         December 31, 1999, 1998 and 1997


                                            1999          1998
                                        -----------   -----------

    Sales                            $  128,581,000   118,278,000
    Net earning                           2,598,000     4,198,000
    Earnings per share-
      basic and diluted                        0.25          0.43
                                        ===========   ===========

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, and is not intended to be a projection of future results.

Effective January 30, 1997, LabOne acquired certain assets, including customer lists, of GIB Laboratories, Inc., a subsidiary of Prudential Insurance Company of America (Prudential), for $4,815,889. Concurrently, Prudential's Individual Insurance Group agreed to use LabOne as its exclusive provider of risk assessment testing services. The excess costs over fair value of GIB Laboratories, Inc. assets acquired was $4,128,000 and is being amortized over five years.

(3)  Long-term Debt
-------------------

Long-term debt consists of the following as of December 31, 1999 and 1998:

                                                      1999          1998
                                                   ----------    ----------
    Taxable industrial revenue bonds, Series
      1998A, principal payable annually through
      September 1, 2009, interest payable
      monthly at a rate adjusted weekly based
      on short-term United States treasury
      obligations (6.40% at December 31, 1999),
      secured by the Company's facility and an
      irrevocable bank letter of credit          $ 18,150,000    20,000,000
    Line of credit, variable interest
      rate (6.40% at December 31, 1999),
      principal due October 31, 2000               12,000,000            --
    Various capital leases, principal and
      interest payable monthly through
      May 2003, interest ranging from 7% to
      12%, collateralized by office equipment          66,595        54,446
                                                   ----------    ----------
          Total long-term debt                     30,216,595    20,054,446

    Less:
        Current portion                             1,873,577     1,860,168
        Unamortized discount                           87,879        96,970
                                                   ----------    ----------
          Long-term debt, net                    $ 28,255,139    18,097,308
                                                   ==========    ==========


                                     PAGE 39
                          LABONE, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                         December 31, 1999, 1998 and 1997

Aggregate maturities of long-term debt as of December 31, 1999 are as follows:

                      Bonds       Line of      Capital
                     payable      credit       leases        Total
                   ----------   ----------   ----------   ----------
    2000            1,850,000   12,000,000       23,577   13,873,577
    2001            1,850,000           --       26,077    1,876,077
    2002            1,850,000           --       14,468    1,864,468
    2003            1,800,000           --        2,473    1,852,473
    2004            1,800,000           --           --    1,800,000
    Thereafter      8,950,000           --           --    8,950,000
                   ----------   ----------   ----------   ----------
                 $ 18,150,000   12,000,000       66,595   30,216,595
                   ==========   ==========   ==========   ==========

On March 9, 2000, the Company increased its line from $15 million to $25 million. The proceeds of the additional $10 million are to be used to finance the repurchase of the Company's common stock and to finance daily operations. The line of credit bears variable interest, which at March 9 was approximately 6.6%. The principal of the line of credit is due on February 10, 2002. Under the terms of the agreement, the Company agrees not to merge or consolidate with another entity, not to pay dividends or make any other payments to shareholders, and to maintain a certain tangible net worth and certain other financial ratios.

(4)  Income Taxes
-----------------
The components of income taxes and deferred taxes (benefit) are as follows for the years ended December 31:


                              1999           1998           1997
                           ----------      ---------      ---------
    Current:
       Federal            $   652,087      4,602,389     (1,371,830)
       State                   82,612      1,104,033        637,078
       Foreign                115,059        117,121        305,924
                            ----------     ----------     ----------
          Total current       849,758      5,823,543       (428,828)
                            ----------     ----------     ----------
    Deferred:
       Federal              2,490,548       (164,999)     7,554,482)
       State                  (12,669)        25,177        448,753
       Foreign                 28,061        (63,674)         2,872
                            ----------     ----------     ----------
         Total deferred     2,505,940       (203,496)     8,006,107
                            ----------     ----------     ----------
                          $ 3,355,698      5,620,047      7,577,279
                            =========      =========      ==========

The tax benefit associated with 1997 discontinued operations was $6,263,231. Total income taxes differ from the amounts computed by applying the federal statutory income tax rate of 34% to earnings before income taxes for the following reasons (for the years ended December 31):

                                     PAGE 40
                          LABONE, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                         December 31, 1999, 1998 and 1997

                                       1999          1998          1997
                                    ---------     ---------     ---------

    Application of statutory
       income tax rate            $ 2,373,488     4,132,916       (60,081)
    Goodwill amortization             803,920       576,618       663,575
    Increase in valuation
      allowance and write-
      offs of deferred tax
      assets                               --            --     6,532,673
    Foreign taxes, net                 61,379         7,598        72,062
    State income taxes, net            46,162       631,076       716,649
    Tax-exempt interest                    --        (5,788)      (18,730)
    Other, net                         70,749       277,627      (328,869)
                                    ---------     ---------     ---------
                                  $ 3,355,698     5,620,047     7,577,279
                                    =========     =========     =========

The tax effects of temporary differences that create significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                         1999         1998
                                                      ----------   ----------

  Deferred current income tax assets (liabilities):
    Unrealized loss on real estate
      available-for-sale                            $        --     2,606,731
    Accrued vacation                                    361,914       302,483
    Accrued medical claims                              109,648        63,644
    Bad debts                                           763,403       925,620
    Inventory adjustment                                 33,391        40,830
    Other items                                          59,671        33,267
                                                     ----------    ----------
           Total deferred current
            income tax assets, net                  $ 1,328,027     3,972,575
                                                     ==========    ==========

  Deferred noncurrent tax assets (liabilities):
   Capital loss and net operating loss carryforward $   934,658     2,291,148
   Depreciation and amortization                       (168,796)      391,645
   Acquired subsidiary cash to accrual adjustment       (92,767)     (192,027)
   Other items                                           16,143       371,746
   Kansas High Performance Incentive Program
     credit carryforward, net                         3,363,000            --
                                                     ----------    ----------
                                                      4,052,238     2,862,512

Valuation allowance                                  (3,958,912)   (2,377,891)
                                                     ----------     ---------
            Total deferred noncurrent tax
             assets (liabilities), net              $    93,326       484,621
                                                     ==========    ==========


                                     PAGE 41
                          LABONE, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                         December 31, 1999, 1998 and 1997

In conjunction with building its new facility, LabOne has received the Kansas High Performance Incentive Program (HPIP) tax credit. LabOne was certified by the State of Kansas and received a credit to offset all of its 1999 and 2000 Kansas income tax liability related to operations of the new facility. Any unused portion of the credit can be carried forward for a period of ten years, provided LabOne continues to meet requirements of the program. HPIP credits qualified in 1999 were for potential use in 1999 and subsequent years approximately $4,060,000. In 1999, LabOne used HPIP credits of approximately $170,000. A valuation allowance has been provided because the Company must prove it has the requisite employee wage scale and other specified items before it may use the credits already qualified.

LabOne has certain capital loss carryovers that were attributes of the former Lab Holdings. These loss deductions give rise to deferred tax assets, however, a valuation allowance has been provided because full realization of the deferred tax assets is not expected.

(5)  Benefit Plans
------------------
LabOne maintains a money purchase pension plan for all employees who have completed one-half year of service and have attained age twenty and one-half years. The plan is a defined contribution plan under which LabOne contributes a percentage of a participant's annual compensation. LabOne's contributions to the plan were $2,056,000, $1,803,000, and $1,422,000 for the years ended
December 31, 1999, 1998, and 1997, respectively.

LabOne has a profit sharing (401(k)) plan for all employees who have completed six months of service and a minimum of five hundred hours of service and have attained the age of twenty and one-half years. LabOne contributes on behalf of each participant an amount equal to 50% of the participant's annual contributions, but not in excess of 5% of the participant's annual compensation. LabOne's contributions are invested in LabOne common stock. LabOne's contributions to the plan for the years ended December 31, 1999, 1998, and 1997 were $830,000, $663,000, and $558,000, respectively.

(6)  Stock Options and Warrants
-------------------------------
LabOne has a long-term incentive plan which provides for granting awards, including stock options, for not more than 2,215,252 shares of LabOne common stock. LabOne has granted certain stock options which entitle the grantee to purchase shares for a price equal to the fair market value at date of grant with option periods up to ten years.

The Company accounts for stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. On December 31, 1995, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.
                                     PAGE 42
                          LABONE, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                         December 31, 1999, 1998 and 1997

In connection with the merger transaction, stock options held by pre-merger LabOne employees were converted on a one for one basis to options on the Company's common shares. All eligible Company employees are now covered by this plan. A summary of the status of this stock option plan as of December 31, 1999, 1998, and 1997 and changes during the years then ended is presented below:

                                 1999                1998                1997
                        -------------------  --------------------  --------------------
                                  Weighted-             Weighted-             Weighted-
                         Number    average     Number    average    Number    average
                           of      exercise      of      exercise     of      exercise
    Fixed options        shares      price     shares      price    shares      price
---------------------  ---------  ---------  ---------  ---------  ---------  ---------
Outstanding at begin-
  ing of year          1,837,927   $ 14.30   1,614,068   $ 14.30   1,459,559    $ 13.63
Granted                  315,060     11.48     330,859     15.02     253,316      17.36
Exercised                (27,000)    10.31     (40,300)    10.64     (71,907)     10.84
Forfeited               (172,688)    15.71     (66,700)    17.87     (26,900)     15.95
                       ---------             ---------             ---------
Outstanding at
  end of year          1,953,299     13.85   1,837,927     14.38   1,614,068      14.30
                       =========  =========  =========  =========  =========  =========
Options exercisable
  at year-end          1,138,489  $  13.87     968,683  $  13.44     820,609  $   12.94
                       =========  =========  =========  =========  =========  =========

     The following table summarizes information about stock options at December 31, 1999.

                             Options outstanding               Options exercisable
                     -------------------------------------  -----------------------
                                  Weighted-
                                   average       Weighted-                Weighted-
                                   remaining      average                  average
       Range of         Number    contractual     exercise    Number       exercise
    exercise prices  outstanding  life (years)     price    exercisable     price
   ----------------  -----------  -----------   ----------  -----------  -----------
    $  9.38 -  9.97      323,185       7.76        $ 9.78       169,685      $ 9.88
      11.13 - 11.63      390,411       4.08         11.44       341,911       11.41
      12.17 - 14.13      279,897       7.19         13.10       113,777       13.94
      14.38 - 15.00      332,171       7.21         14.68       166,171       14.61
      15.22 - 16.63      286,885       7.37         16.09       140,854       16.25
      16.69 - 20.88      302,942       6.89         17.73       168,283       17.88
      23.88 - 23.88       37,808       4.36         23.88        37,808       23.88
                      ----------                             ----------
       9.38 - 23.88    1,953,299       6.10         13.85     1,138,489       13.87
   ================   ==========   ==========   ==========   ==========   ==========











                                     PAGE 43
LABONE, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                         December 31, 1999, 1998 and 1997


The weighted average per share fair value of stock options granted during 1999, 1998, and 1997 was $2.46, $3.54, and $5.08, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

                                          1999    1998    1997
                                          ----    ----    ----
          Expected dividend yield          7.0 %   4.8     4.2
          Risk-free interest rate          5.8 %   5.0     6.3
          Expected volatility factor      43.0 %  33.9    35.4
          Expected life (years)              6       6       6
                                          ====    ====    ====

Since the Company applies APB No. 25 in accounting for its plans, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company recorded compensation cost based on the fair value of options at the grant date, the Company's net earnings and earnings per share would have been reduced by approximately the following: $633,000, or $0.05 per share, in 1999; $515,000, or $.04 per share, in 1998; and $416,000, or $.03 per share, in 1997.

Pro forma net earnings reflect only options granted in 1999, 1998, and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation costs are reflected over the options' vesting periods. Compensation cost for prior option grants is not considered.

At December 31, 1998, the directors of Lab Holdings had 60,000 stock options at a weighted average price of $26.50 per share, of which 20,000 were exercisable. As a result of the merger, the exercisable options were adjusted to reflect the 3-for-2 stock split. The resulting 30,000 LabOne stock options have an exercise price of $17.66 per share.

LabOne entered marketing agreements with two companies during 1998. In conjunction with these agreements, LabOne granted warrants for the purchase of 1,000,000 shares of common stock at an exercise price equal to the fair value of the stock at the grant date (500,000 shares at $17.00 and 500,000 shares at $15.44). During the first quarter of 1999, the marketing agreement with shares valued at $17.00 was terminated. The remaining warrants become exercisable each quarter for five years provided certain conditions are met, including achievement of certain levels of revenues. During 1999 and 1998, warrants to purchase 125,000 shares were forfeited.

(7)  Business Segment Information
---------------------------------

The Company operates principally in three lines of business: insurance, healthcare, and substance abuse testing. The insurance line of business involves risk-appraisal laboratory testing, paramed physical evaluations, and information and billing services to the insurance industry. The tests and evaluations performed and information provided by the Company are specifically designed to assist an insurance company in objectively evaluating the risks


                                     PAGE 44
                          LABONE, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                         December 31, 1999, 1998 and 1997

posed by policy applicants. The billing services provide insurance companies with a centralized billing structure for services performed by parameds. Healthcare services are provided to the health care industry to aid in the diagnosis and treatment of patients. Substance abuse testing services are provided to both regulated and nonregulated employers who employ drug screening guidelines.

Operating income (loss) of each line of business is computed as sales less directly identifiable and allocated expenses. In computing operating income
(loss) of lines of business, none of the following items have been allocated: general corporate expenses, investment income, goodwill or other income (expenses). Identifiable assets by line of business are those assets that are used in the Company's operations in each line of business. General corporate assets are principally cash, investment securities and merger goodwill.









































                                     PAGE 45
                          LABONE, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                         December 31, 1999, 1998 and 1997


Following is a summary of line of business information as of and for the years ended December 31, 1999, 1998, and 1997 (in thousands):

                                          1999          1998         1997
                                     ------------   -----------   -----------
Sales:
       Insurance services           $      77,687        69,149        61,998
       Healthcare services                 24,793        18,600         7,512
       Substance abuse testing             17,187        14,478         9,416
                                     ------------   -----------   -----------
              Total sales           $    119,667        102,227        78,926
                                     ============   ===========   ===========

     Operating income (loss):
       Insurance services           $      15,465        18,607        16,530
       Healtcare services                  (4,472)       (6,188)       (8,304)
       Substance abuse testing               (771)          204          (934)
     General corporate expenses            (2,178)       (1,217)       (5,774)
     Investment income                        370           861         4,671
     Other expense, net                    (1,433)         (112)       (6,366)
                                     ------------   -----------   -----------

              Earnings (Loss)before
                income taxes                6,981        12,155          (177)

     Income tax expense                    (3,356)       (5,620)       (7,577)
     Minority Interests                      (766)       (1,658)         (349)
     Discontinued operations                   --            --        (2,343)
                                     ------------   -----------   -----------
              Net earnings          $       2,859         4,877       (10,446)
                                     ============   ===========   ===========

     Identifiable assets:
       Insurance services           $      57,434        34,597        32,343
       Healthcare services                 12,001         5,493         3,513
       Substance abuse testing             11,588         6,449         4,994
       General corporate assets            37,420        51,468        33,632
                                     ------------   -----------   -----------
              Total assets          $     118,443        98,007        74,482
                                     ============   ===========   ===========

     Capital expenditures:
       Insurance services           $       7,334         2,090         3,308
       Healthcare services                    927           501           469
       Substance abuse testing              1,389           424           946
       General corporate                    5,016        22,474         2,553
                                     ============   ===========   ===========
     Depreciation and amortization:
       Insurance services           $       3,948         3,112         3,690
       Healthcare services                  1,019           797           940
       Substance abuse testing              1,146           810           645
       General corporate                    2,406         1,473         1,507
                                     ============   ===========   ===========

                                     PAGE 46
                          LABONE, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                         December 31, 1999, 1998 and 1997

(8)  Quarterly Financial Data (Unaudited)

A summary of unaudited quarterly results of operations for 1999 and 1998 is as follows (in thousands except per share data):

                                        Three months ended
                          ---------------------------------------------------
                            March 31     June 30    September 30  December 31
                          ------------ ------------ ------------ ------------
1999:
    Sales                    $  27,328       28,572       28,814       34,952
    Gross profit                11,677       11,568       11,712       13,166
    Earnings before income
      Taxes                      2,340        2,022        1,345        1,273
    Net earnings                   999          794          523          543
    Basic and diluted earnings
      per share                   0.10         0.08         0.05         0.05
    Dividends per share           0.20         0.20         0.18         0.18
                          ============ ============ ============ ============
1998:
    Sales                    $  23,333       25,763       25,834       27,297
    Gross profit                10,374       11,981       11,305       11,897
    Earnings before
      income taxes               2,743        3,634        2,379        3,399
    Net earnings                 1,140        1,632          909        1,196
    Basic and diluted
      earnings per share          0.12         0.16         0.10         0.12
    Dividends per share           0.20         0.20         0.20         0.20
                          ============ ============ ============= ===========

Share and per share data have been adjusted for the 3-for-2 stock split in connection with the merger transaction (see note 2). Quarterly earnings per share amounts do not add to annual earnings per share for 1999 because of rounding of quarterly computations.

(9)  Commitments and Contingencies
-----------------------------------

Tax Assessment

The Comptroller of the State of Texas has conducted an audit of LabOne for sales and use tax compliance for the years 1991 through 1997, and contends that LabOne's insurance laboratory services are taxable under the Texas tax code. The Texas Comptroller has issued a tax audit assessment, including interest and penalties, of approximately $622,000. The Company has appealed this assessment arguing that its services do not fit within the definition of insurance services under the Texas code. The assessment is under review by the Texas Comptroller's administrative law judge's office. At this time, the Company is unable to predict the ultimate outcome of this appeal.

Leases

LabOne has several noncancelable operating leases, primarily for land and buildings, and other commitments that expire through 2004, including a lease

                                     PAGE 47
                          LABONE, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                         December 31, 1999, 1998 and 1997

for office space from an entity owned by an employee. Rental expense for these operating leases during 1999, 1998, and 1997 amounted to $513,000, $539,000, and $529,000, respectively.

Future minimum lease payments and other commitments under these agreements as of December 31, 1999 are:

                                  Year     Amount
                                 ------   --------
                                  2000  $ 621,000
                                  2001    478,000
                                  2002    370,000
                                  2003    317,000
                                  2004    254,000

(10)  Dispositions
------------------

On March 3, 1997, Lab Holdings distributed to its shareholders all of the outstanding shares of common stock of its wholly owned subsidiary, SLH Corporation, on the basis of one share of common stock of SLH Corporation for each four shares of Lab Holdings common stock held. In connection with this distribution and pursuant to a Distribution Agreement between Lab Holdings and SLH Corporation, Lab Holdings transferred its real estate and energy businesses and miscellaneous assets and liabilities, including two wholly owned subsidiaries, Scout Development Corporation and BMA Resources, Inc., to SLH Corporation. The net assets distributed to SLH Corporation totaled approximately $47,963,199 on the date of distribution. The spin-off was accounted for as a 1997 dividend.

In July 1997, Lab Holdings' Board of Directors declared a dividend to Lab Holdings' shareholders of all shares of common stock of Response Oncology, Inc. (Response) owned by Lab Holdings. For each shareholder of record on July 11, 1997, 1.2447625 shares of Response common stock were distributed on July 25, 1997 for each share of Lab Holdings common stock outstanding. The distribution of all shares of Response stock to Lab Holdings' shareholders was effected as a dividend. The Lab Holdings shareholders paid no consideration for any shares of Response or SLH Corporation stock received in the distributions.
















                                     PAGE 48

                          LABONE, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                         December 31, 1999, 1998 and 1997

                                                                  Schedule II
                                                                  -----------

                                                  Additions-
                                                  charged to
                                     Balance       Selling,
                                        At       general, and     Deductions-     Balance
                                    Beginning   administrative   uncollectible      at
        Description                  of year       expenses        accounts       of year
------------------------------      ---------   --------------   -------------   ---------
Allowance for doubtful accounts:
  Year ended December 31, 1999    $ 2,326,716      2,877,949      3,223,380      1,981,285
                                    =========      =========      =========      =========
  Year ended December 31, 1998    $   968,295      1,502,572        144,151      2,326,716
                                    =========      =========      =========      =========
  Year ended December 31, 1997    $   657,558        521,193        210,456        968,295
                                    =========      =========      =========      =========

See accompanying independent auditors' report

































                                     PAGE 49