Form 10-Q
period 2000-03-31
LABONE INC/
filed 2000-05-05
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q





        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

              For quarterly period ended   March 31, 2000
                                           --------------




                      Commission file number:  0-16946
                                               -------


                                LabOne, Inc.
                                ------------
                              10101 Renner Blvd
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

Number of shares outstanding of the only class of Registrant's common stock, $.01 par value, as of May 1, 2000 - 10,730,862 net of 2,319,158 shares held as treasury stock.











                                  Page 1 of 12
                     PART I.  FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                          LabOne, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                                                  March 31,      December 31,
                                                                    2000             1999
ASSETS                                                          ------------     ------------
Current assets:
   Cash and cash equivalents                                      $2,171,418       $2,983,644
   Accounts receivable-trade, net of allowance for doubtful
     accounts of $2,782,834 in 2000 and $1,981,285 in 1999        28,336,804       26,331,960
   Income taxes receivable                                           456,971        1,643,520
   Inventories                                                     2,315,989        3,186,853
   Prepaid expenses and other current assets                       2,459,577        1,772,884
   Deferred income taxes                                           1,894,844        1,328,027
                                                                ------------     ------------
      Total current assets                                        37,635,603       37,246,888
Property, plant and equipment                                     82,455,884       80,910,886
   Less accumulated depreciation                                  39,414,283       38,106,948
                                                                ------------     ------------
      Net property, plant and equipment                           43,041,601       42,803,938
Other assets:
   Intangible assets, net of accumulated amortization             36,851,134       37,868,921
   Bond issue costs, net of accumulated amortization
     of $27,658 in 2000 and $23,291 in 1999                          164,489          168,856
   Deferred income taxes - noncurrent                                     --           93,326
   Deposits and other assets                                         245,911          260,795
                                                                ------------     ------------
      Total assets                                              $117,938,738     $118,442,724
                                                                ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $12,049,325      $11,852,403
   Accrued payroll and benefits                                    4,011,129        2,793,721
   Other accrued expenses                                            839,251          727,241
   Other current liabilities                                         596,825          551,146
   Current portion of long-term debt                               1,874,081        1,873,577
                                                                -------------    ------------
      Total current liabilities                                   19,370,611       17,798,088
   Deferred income taxes - noncurrent                                176,568               --
   Long-term payable                                               1,360,000        1,360,000
   Long-term debt                                                 31,251,192       28,255,139
                                                                ------------     ------------
      Total liabilities                                           52,158,371       47,413,227
Stockholders' equity:
   Preferred stock, $.01 par value per share;
     3,000,000 shares authorized, none issued                             --               --
   Common stock, $.01 par value per share; 40,000,000 shares
     authorized, 13,050,020 shares issued                            130,500          130,500
   Additional paid-in capital                                     32,075,290       32,035,445
   Equity adjustment from foreign currency translation              (714,665)        (750,115)
   Retained earnings                                              70,176,490       69,758,872
                                                                ------------     ------------
                                                                 101,667,615      101,174,702
   Less treasury stock of 2,319,158 shares in
     2000 and 1,516,527 share in 1999                             35,887,248       30,145,205
                                                                ------------     ------------
      Total stockholders' equity                                  65,780,367       71,029,497
                                                                ------------     ------------
      Total liabilities and stockholders' equity                $117,938,738     $118,442,724
                                                                ============     ============

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.


                                     Page 2
                        LabOne, Inc. and Subsidiaries
                     Consolidated Statements of Earnings


                                                 Three months ended March 31,
                                                       2000           1999
                                                    ----------     ----------

Sales                                             $ 40,581,050     27,328,085

Cost of sales:
   Cost of sales expenses                           26,045,052     15,102,056
   Depreciation expense                                538,304        549,283
                                                    ----------     ----------
         Total cost of sales                        26,583,356     15,651,339
                                                    ----------     ----------
   Gross profit                                     13,997,694     11,676,746

Selling, general and administrative:
   Selling, general and administrative expenses     10,404,987      7,969,029
   Depreciation expense                                929,591        538,598
   Amortization expense                              1,036,359        680,260
                                                    ----------     ----------
         Total selling, general and administrative  12,370,937      9,187,887
                                                    ----------     ----------
   Earnings from operations                          1,626,757      2,488,859

Interest expense                                      (495,279)      (289,676)
Interest income and other                               25,176        141,677
                                                    ----------     ----------
   Earnings before income taxes                      1,156,654      2,340,860

Income tax expense                                     739,036        978,952
                                                    ----------     ----------
   Earnings before minority interest                   417,618      1,361,908
Minority interest                                           --        361,969
                                                    ----------     ----------
     Net earnings                                  $   417,618        999,939
                                                    ==========     ==========



Basic and diluted earnings per common share*           $ 0.04           0.10
                                                       ======         ======

Dividends per common share*                               --            0.20
                                                       ======         ======

Basic weighted average common shares outstanding*  11,321,449      9,733,655
                                                   ==========     ==========

Diluted weighted average common shares outstanding*11,324,748      9,733,655
                                                   ==========     ==========

* Includes stock split adjustment related to the 1999 merger

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

                                     Page 3


                                  LabOne, Inc. and Subsidiaries
                          Consolidated Statement of Stockholders' Equity
                                Three Months Ended March 31, 2000

                                              Accumulated
                                  Additional     other                                Total
                         Common     paid-in  comprehensive  Retained     Treasury   stockholders' Comprehensive
                         stock      capital      income     earnings       stock      equity         income
Balance at
  December 31, 1999    $130,500   32,035,445   (750,115)   69,758,872   (30,145,205)  71,029,497
Comprehensive income:
  Net earnings                                                417,618                    417,618        417,618
  Equity adjustment
   from foreign
   currency translation                          35,450                                   35,450         35,450
                                                                                                      ---------
Comprehensive income                                                                                    453,068
                                                                                                      =========
Directors' stock issued
   under consulting
   agreement                          39,845                                              39,845
Purchase of 802,631
  common shares for
  treasury stock                                                         (5,742,043)  (5,742,043)
                       --------   ----------  ---------    ----------    ----------   ----------
Balance at
   March 31, 2000      $130,500   32,075,290   (714,665)   70,176,490   (35,887,248)  65,780,367
                       ========   ==========    =======    ==========    ==========   ==========














See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

















                                     Page 4
                       LabOne, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows
                                                        Three months ended
                                                              March 31,
                                                         2000         1999
                                                      ---------    ---------
Cash provided by (used for) operations:
   Net earnings                                     $   417,618      999,939
   Adjustments to reconcile net earnings
    to net cash provided by operations:
      Depreciation and amortization                   2,510,894    1,775,090
      Earnings applicable to minority interests              --      361,969
      Provision for loss on accounts receivable         758,209      604,749
      Loss (gain) on disposal of
        property and equipment                            1,911     (287,107)
      Directors' stock compensation                      39,845           --
      Provision for deferred taxes                     (294,980)     831,498
   Changes in:
     Accounts receivable                             (2,763,053)  (1,564,816)
     Income taxes receivable                          1,186,549       26,119
     Inventories                                        870,864      437,719
     Prepaid expenses and other current assets         (686,693)     163,966
     Prepaid merger expense                                  --     (756,398)
     Accounts payable                                   196,922      145,683
     Accrued payroll & benefits                       1,217,408   (1,065,562)
     Other accrued expenses                             112,010    1,041,712
     Other current liabilities                           45,679       69,846
                                                     ----------   ----------
        Net cash provided by operations               3,613,183    2,784,407
                                                     ----------   ----------
Cash provided by (used for) investment transactions:
   Property, plant and equipment, net                (1,706,200)  (3,854,833)
   Acquisition of intangible assets, net                (18,573)          --
   Other                                                 14,884     (472,288)
                                                     ----------   ----------
        Net cash used for investment transactions    (1,709,889)  (4,327,121)
                                                      ----------  ----------
Cash provided by (used for) financing transactions:
   Purchase of treasury stock                        (5,742,043)          --
   Proceeds from long-term debt                       5,000,000           --
   Payments on long-term debt                        (2,005,716)      (2,966)
   Cash dividends                                            --   (1,946,731)
                                                     ----------   ----------
        Net cash used for financing transactions     (2,747,759)  (1,949,697)
                                                     ----------   ----------
Effect of foreign currency translation                   32,239       14,510
                                                     ----------   ----------
        Net decrease in cash and cash equivalents      (812,226)  (3,477,901)
Cash and cash equivalents - beginning of period       2,983,644   15,223,336
                                                     ----------   ----------
Cash and cash equivalents - end of period          $  2,171,418   11,745,435
                                                     ==========   ==========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                       $  478,193      326,590
      Income Taxes                                   $  102,505      162,464
                                                     ==========   ==========
See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.
                                     Page 5
                         LabOne, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            March 31, 2000 and 1999


The accompanying consolidated financial statements include the accounts of LabOne, Inc. and its wholly- owned subsidiaries Lab One Canada Inc., Systematic Business Services, Inc. (SBSI) and ExamOne World Wide, Inc. All significant intercompany transactions have been eliminated in consolidation.

The financial information furnished herein as of March 31, 2000 and for the periods ended March 31, 2000 and 1999 is unaudited; however, in the opinion of management, it reflects all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state the Company's financial position, the results of its operations and cash flows. The balance sheet information as of December 31, 1999 has been derived from the audited financial statements as of that date. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

The financial information herein is not necessarily representative of a full year's operations because levels of sales, capital additions and other factors fluctuate throughout the year. These same considerations apply to all year-to-year comparisons. See the Company's Annual Report on Form 10-K for the year ended December 31, 1999, for additional information not required by this Quarterly Report on Form 10-Q.

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

On February 11, 2000, the Company adopted a shareholder rights plan and a dividend distribution of one Right for each outstanding share of Common Stock of the Company. The rights plan replaces and modernizes a shareholder rights plan which was adopted by the Company in 1988 and expired in 1998. These rights represent the right to purchase one one-hundredth of a share of Series A Preferred Stock at an exercise price of $50 subject to adjustments, of which 300,000 shares are reserved for issuance.

Forward Looking Statements
--------------------------

This Quarterly report on Form 10-Q may contain "forward-looking statements," including, but not limited to: projections of revenues, income or loss, capital expenditures, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements. Forward-looking statements involve known and unknown risks and uncertainties. Many factors could cause actual results to differ materially from those that may be expressed or implied in such forward-looking statements, including, but not limited to, the volume and pricing of laboratory tests performed by the Company, the extent of market acceptance of the Company's testing services in the healthcare and substance abuse testing industries, intense competition, the loss of one or more significant customers, general economic conditions and other factors detailed from time to time in the Company's reports and

                                     Page 6

                         LabOne, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            March 31, 2000 and 1999

registration statements filed with the Securities and Exchange Commission, including the Cautionary Statement filed as Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Business Segment Information
----------------------------

The company operates in three lines of business: insurance services, healthcare and substance abuse testing. The following table presents selected financial information for each segment:


                                                       Three Months Ended
                                                            March 31,

                                                        2000          1999
                                                    -----------   -----------
Sales:
   Insurance                                        $28,199,778   $17,584,247
   Healthcare                                         7,507,575     5,957,526
   Substance abuse testing                            4,873,697     3,786,312
                                                      ---------     ---------
Total sales                                         $40,581,050   $27,328,085
                                                    ===========   ===========

Operating income (loss):
   Insurance                                         $3,174,954    $4,014,225
   Healthcare                                          (575,459)     (958,778)
   Substance abuse testing                             (211,792)     (118,940)
   General corporate expense                           (760,947)     (447,649)
                                                       ---------    ---------
Total earnings from operations                        1,626,757     2,488,859
  Other expense                                        (470,103)     (147,999)
                                                       ---------    ---------
Earnings before income taxes                         $1,156,654    $2,340,860
                                                     ==========    ==========

The Company's new facility was completed in early 1999, and the portions of the building identifiable to each segment have been allocated to those segments. Effective the second quarter, 1999, the associated depreciation expenses have been charged to the segments and are included in the operating income or loss information stated above. The insurance segment operating income includes intersegment charges of $1.0 million in the first quarter from the healthcare segment primarily for hepatitis and other miscellaneous medical testing and $0.3 million from the SAT segment for drug screening and confirmations. Indirect expenses are allocated to the operational segments based on the relative revenue of each segment on a monthly basis. General corporate expense represents unallocated expenses, principally the amortization of goodwill resulting from acquisitions. There were no other material changes in assets or in the basis of segmentation or measurement of segment operating income or loss.



                                     Page 7
                         LabOne, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            March 31, 2000 and 1999

Contingencies
-------------

The Comptroller of the State of Texas has conducted an audit of LabOne for sales and use tax compliance for the years 1991 through 1997 and contends that LabOne's insurance laboratory services are taxable under the Texas tax code. The Texas Comptroller has issued a tax audit assessment, including interest and penalties, of approximately $1.9 million. The Company has appealed this assessment arguing that its services do not fit within the definition of insurance services under the Texas code. The Tax Division of the Comptroller of Public Accounts has moved to dismiss the case at the administrative level and has agreed to amend the audit to reduce the assessment for sales of services for applicants who were not residents of Texas and to waive the associated penalty. The revised assessment, including interest, is estimated at approximately $591,000. LabOne intends to continue its appeal in state district court.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------

SELECTED FINANCIAL DATA
                                      Three months ended March 31,  % Increase
                                         2000             1999     (Decrease)
                            -------------------------------------------------
     Sales                          $ 40,581,050     $ 27,328,085     48%
     Net earnings                        417,618          999,939    (58%)
     Earnings per common share            $0.04           $ 0.10
     Cash dividends per common share      $  --           $ 0.20

The Company provides high-quality laboratory testing services to insurance companies, physicians and employers.

LabOne provides risk-appraisal laboratory services to the insurance industry. The tests performed by the Company are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on specimens of individual life insurance policy applicants. The Company also provides testing services on specimens of individuals applying for individual and group medical and disability policies. Through its subsidiaries, SBSI and ExamOne, the Company provides paramedical services, telephone inspections, motor vehicle reports, attending physician statements, and claims investigation services to life and health insurers nationwide.

LabOne's services to the healthcare industry involve clinical testing to aid in the diagnosis and treatment of patients. LabOne operates only one highly automated and centralized laboratory, which the Company believes has significant economic advantages over other conventional laboratory competitors. LabOne markets its clinical testing services to the payers of healthcare (insurance companies and self-insured groups) and physicians. The Company does this through exclusive arrangements with managed care organizations and through Lab Card (R), a Laboratory Benefits Management (LBM) program.
                                     Page 8

                         LabOne, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            March 31, 2000 and 1999

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

FIRST QUARTER ANALYSIS

Net sales increased 48% in the first quarter 2000 to $40.6 million from $27.3 million in the first quarter 1999. The increase of $13.3 million is due to increases in insurance services revenue of $10.6 million, healthcare laboratory revenue of $1.6 million and substance abuse testing (SAT) revenue of $1.1 million.

The insurance services division revenue increased $10.6 million due to the addition of ExamOne revenue and growth in laboratory, kit and information services revenue. ExamOne revenue was $6.6 million for the quarter. SBSI revenue increased $1.8 million or 95% over the first quarter 1999. Insurance laboratory testing revenue increased $0.9 million or 8%, primarily due to an increase in the total number of insurance applicants tested. Kit and container revenue increased $1.1 million due to higher volumes of all kit types sold.

Healthcare revenue increased from $6.0 million to $7.5 million for the quarter due to increased testing volumes partially offset by a 6% decrease in average revenue per patient. SAT revenue increased from $3.8 million in 1999 to $4.9 million in 2000 primarily due to a 31% increase in testing volumes as compared to last year.

Cost of sales increased $10.9 million or 70% in the first quarter 2000 as compared to the prior year, due to increases in outside services such as paramed collections, attending physician statements and state MVR fees; and increases in other items such as postage, payroll, lab supplies and kit supplies. Paramedical services, primarily related to ExamOne, increased $5.8 million. Payroll increased $1.8 million or 33%, due to the additional laboratory volume and the addition and expansion of ExamOne World Wide. Net freight expense increased $0.9 million, due to the increase in testing volume and an increase in the average freight cost per specimen received. Laboratory and kit supplies increased primarily due to the increased specimen volume. Healthcare cost of sales expenses were $4.9 million as compared to $3.9 million in the first quarter 1999. SAT cost of sales expenses were $3.5 million as compared to $2.8 million in the first quarter 1999. Insurance cost of sales expenses, including the ExamOne increases noted above, were $18.1 million as compared to $9.0 million in the same quarter last year.

As a result of the above factors, gross profit for the quarter increased $2.3 million, or 20%, from $11.7 million in 1999 to $14.0 million in 2000. Healthcare gross profit increased $0.6 million on an increase in revenue of $1.5 million. SAT gross profit increased $0.3 million on an increase in revenue of $1.1 million. Insurance gross profit increased $1.4 million or 17%.

                                     Page 9

                       LabOne, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            March 31, 2000 and 1999

Selling, general and administrative expenses increased $3.2 million (35%) in the first quarter 2000 as compared to the prior year due primarily to increases in payroll, depreciation and amortization expense. Payroll expense increased $1.2 million, due to development efforts to improve client data exchange and statistical reporting and the expansion of lines of business necessary to accommodate future growth, including ExamOne services. Depreciation expense increased $0.4 million primarily due to the Company's new building. Amortization expense increased $0.4 million due to goodwill from the merger with Lab Holdings and the acquisition of ExamOne. Healthcare overhead expenditures were $3.2 million as compared to $3.0 million in 1999. SAT expenditures were $1.6 million as compared to $1.1 million last year.
SBSI overhead expenditures increased to $1.3 million from $1.0 last year. Selling, general and administrative expenses in 1999 include a book gain of $0.3 million from the sale of the former laboratory facility.

Operating income decreased from $2.5 million in the first quarter 1999 to $1.6 million in 2000. The healthcare segment improved $0.4 million to an operating loss of $0.5 million on an allocated basis. The SAT segment declined $0.1 million from an operating loss of $0.1 million in the first quarter 1999 to a loss of $0.2 million in 2000, on an allocated basis. This includes startup expenses related to oral fluid drug screening. The insurance segment operating income, including SBSI and ExamOne, declined $0.8 million. Unallocated corporate expenses increased $0.3 million due to merger amortization.

Non operating expense increased $0.3 million primarily due to additional interest expense resulting from additional debt incurred to complete the 1999 merger and to finance the stock repurchase program.

The combined effect of the above factors resulted in net earnings of $0.4 million or $0.04 per share in the first quarter 2000 as compared to $1.0 million or $0.10 per share in the same period last year. The weighted average number of shares outstanding in the first quarter of 2000 and 1999 were 11,324,748 and 9,733,655, respectively. The August 1999 merger of LabOne, Inc. and Lab Holdings, Inc. resulted in an increase of 1.8 million shares, offset by the first quarter repurchase of 0.8 million shares.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
---------------------------------------------------

LabOne's working capital position decreased by $1.2 million to $18.3 million at March 31, 2000 from $19.4 million at December 31, 1999. This decrease is primarily due to purchases of treasury stock exceeding cash provided by operations and net borrowings. Cash flow from operations increased by $0.8 million in the first quarter 2000 as compared to 1999 primarily due to changes in current accounts.

Net additions to property, plant and equipment in the first quarter 2000 were $1.7 million. Additions in 1999, net of the sale of the former laboratory facility, were $3.9 million, primarily related to construction and fixtures for the new facility. During the first quarter 2000, the Company repurchased 802,631 shares of common stock for $5.7 million, for an average price of


                                     Page 10

                         LabOne, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            March 31, 2000 and 1999

$7.15. The Company borrowed $5 million to pay for the repurchases, increasing the borrowings on the line of credit to $15 million. The current interest rate, plus financing fees, on the line of credit is approximately 7.0% and is based on a 30 day LIBOR rate.

The total number of shares of LabOne stock held in treasury at March 31, 2000 was approximately 2.3 million at a total cost of $35.9 million or $15.47 per share. The Company expects to fund operations from a combination of cash flows from operations, cash reserves and short term borrowings. Proceeds from the industrial revenue bond have been used to finance the construction of the Company's new facility project. Interest on the bond is based on a taxable seven day variable rate and is currently approximately 7.0%. The Company expects to repay the bond over 11 years at $1.85 million per year plus interest. At March 31, 2000, LabOne had total cash and investments of $2.2 million as compared to $3.0 million at December 31, 1999.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

An interest rate risk exposure exists due to LabOne's liability of $18 million in industrial revenue bonds and $15 million line of credit borrowings. Interest expense incurred on these credit facilities is based on short-term rates which may fluctuate in the future. The interest rate, including all associated borrowing costs, is approximately 7.0% per annum as of May 1, 2000.

                           PART II.  OTHER INFORMATION

Item 2. - Changes in Securities

The information required by this Item concerning the dividend distribution by the Registrant on February 11, 2000, of one Right to purchase one one-hundredth of a share of Series A Preferred Stock for each outstanding share of Common Stock was reported in the Registrant's registration statement on form 8-A, filed February 14, 2000 (File no. 000-16946).

Item 6. - Exhibits and Reports on Form 8-K

   (a)   Exhibits

10. Employment agreement between the Registrant and John W. McCarty, dated February 28, 2000.

27. Financial Data Schedule - as filed electronically by the Registrant in conjunction with this first quarter 2000 Form 10-Q.




                                     Page 11
                         LabOne, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            March 31, 2000 and 1999

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


                                        LabOne, Inc.


     Date:  May 5, 2000                 By  /s/ Kurt E. Gruenbacher
                                        ----------------------------------
                                        Kurt E. Gruenbacher, V.P. Finance,
                                        CAO and Treasurer


     Date:  May 5, 2000                 By  /s/ John W. McCarty
                                        ----------------------------------
                                        John W. McCarty, Executive V.P. and
                                        Chief Financial Officer















                                     Page 12