Form 10-Q
period 2000-06-30
LABONE INC/
filed 2000-08-11
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2000

Commission file number: 0-16946

LabOne, Inc.

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

Yes /X/    No /  /

Number of shares outstanding of only class of Registrant's common stock, $.01 par value, as of July 31, 2000 - 10,715,349 net of 2,334,671 shares held as treasury stock.

LabOne, Inc.

Form 10-Q for the Second Quarter, 2000

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LabOne, Inc. and Subsidiaries

Consolidated Balance Sheets
	June 30,	December 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$1,369,529	$2,983,644
Accounts receivable - trade, net of allowance for doubtful
accounts of $2,998,328 in 2000 and $1,981,285 in 1999	26,705,277	26,331,960
Income taxes receivable	2,431,047	1,643,520
Inventories	2,959,241	3,186,853
Prepaid expenses and other current assets	3,108,527	1,772,884
Deferred income taxes	1,715,023	1,328,027
Total current assets	38,288,644	37,246,888

Property, plant and equipment	85,458,101	80,910,886
Less accumulated depreciation	40,943,299	38,106,948
Net property, plant and equipment	44,514,802	42,803,938
Other assets:
Intangible assets, net of accumulated amortization	36,168,793	37,868,921
Bond issue costs, net of accumulated amortization of
$32,025 in 2000 and $23,291 in 1999	160,122	168,856
Deferred income taxes - noncurrent	-	93,326
Deposits and other assets	233,233	260,795
Total assets	$119,365,594	$118,442,724

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,673,402	$11,852,403
Accrued payroll and benefits	3,634,388	2,793,721
Other accrued expenses	1,048,605	727,241
Other current liabilities	130,950	551,146
Current portion of long-term debt	1,874,585	1,873,577
Total current liabilities	19,361,930	17,798,088

Deferred income taxes - noncurrent	420,752	-
Long-term payable	1,360,000	1,360,000
Long-term debt	32,247,126	28,255,139
Total liabilities	53,389,808	47,413,227

Stockholders' equity:
Preferred stock, $.01 par value per share;
3,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value per share; 40,000,000
shares authorized, 13,050,020 shares issued	130,500	130,500
Additional paid-in capital	31,792,208	32,035,445
Equity adjustment from foreign currency translation	(776,378)	(750,115)
Retained earnings	70,540,109	69,758,872
	101,686,439	101,174,702
Less treasury stock of 2,338,688 shares in 2000 and
1,516,527 shares in 1999	35,710,653	30,145,205
Total stockholders' equity	65,975,786	71,029,497
Total liabilities and stockholders' equity	$119,365,594	$118,442,724

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

LabOne, Inc. and Subsidiaries

Consolidated Statements of Earnings
	Three months ended		Six months ended
	June 30,		June 30,
	2000	1999	2000	1999
Sales	$39,161,019	28,572,152	$79,742,069	55,900,237
Cost of sales
Cost of sales expenses	25,186,182	16,398,519	51,231,233	31,500,575
Depreciation expense	594,762	605,442	1,133,067	1,154,725
Total cost of sales	25,780,944	17,003,961	52,364,300	32,655,300
Gross profit	13,380,075	11,568,191	27,377,769	23,244,937
Selling, general and administrative
Selling, general and administrative expenses	9,646,865	7,915,901	20,051,852	15,884,930
Depreciation expense	1,008,215	765,184	1,937,806	1,303,782
Amortization expense	1,047,061	680,260	2,083,420	1,360,520
Total selling, general and administrative	11,702,141	9,361,345	24,073,078	18,549,232
Earnings from operations	1,677,934	2,206,846	3,304,691	4,695,705

Interest expense	(602,866)	(299,945)	(1,098,145)	(589,621)
Interest income and other	15,222	113,906	40,397	255,583
Earnings before income taxes	1,090,290	2,020,807	2,246,943	4,361,667
Income tax expense	726,670	916,199	1,465,706	1,895,151
Earnings before minority interest	363,620	1,104,608	781,237	2,466,516
Minority interest	-	312,044	-	674,013
Net earnings	$363,620	792,564	$781,237	1,792,503
Basic and diluted earnings per common share	$0.03	0.08	$0.07	0.18
Dividends per common share	$-	0.20	$-	0.40

Basic weighted average common shares outstanding	10,721,272	9,733,655	11,021,361	9,733,655
Diluted weighted average common shares outstanding	10,721,341	9,733,655	11,022,643	9,733,655

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

LabOne, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity

Six Months Ended June 30, 2000
			Accumulated
		Additional	other			Total
	Common	paid-in	comprehensive	Retained	Treasury	stockholders'	Comprehensive
	stock	capital	income	earnings	stock	equity	income
Balance at December 31, 1999	$130,500	32,035,445	(750,115)	69,758,872	(30,145,205)	71,029,497
Comprehensive income:
Net earnings				781,237		781,237	781,237
Equity adjustment from
foreign currency translation			(26,263)			(26,263)	(26,263)
Comprehensive income							754,974
Directors' stock issued (19,270 shares)		(243,237)			383,045	139,808
Purchase of 841,431 common
shares for treasury stock					(5,948,493)	(5,948,493)
Balance at June 30, 2000	$130,500	31,792,208	(776,378)	70,540,109	(35,710,653)	65,975,786

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

LabOne, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
	Six months ended June 30,
	2000	1999
Cash provided by (used for) operations:
Net earnings	$781,237	1,792,503
Adjustments to reconcile net earnings
to net cash provided by operations:
Depreciation and amortization	5,167,572	3,832,306
Earnings applicable to minority interests	-	674,013
Provision for loss on accounts receivable	1,281,312	1,281,495
Loss (gain) on disposal of property and equipment	2,756	(842,975)
Directors' stock compensation	139,808	72,013
Provision for deferred taxes	126,041	1,750,721
Changes in:
Accounts receivable	(1,654,629)	(1,082,935)
Income taxes receivable	(787,527)	(2,058,676)
Inventories	227,612	638,364
Prepaid expenses and other current assets	(1,335,643)	(42,647)
Prepaid merger expense	-	(1,290,911)
Accounts payable	820,999	(2,233,361)
Accrued payroll & benefits	840,667	(402,401)
Other accrued expenses	321,364	40,557
Other current liabilities	(420,196)	101,402
Net cash provided by operations	5,511,373	2,229,468
Cash provided by (used for) investment transactions:
Property, plant and equipment, net	(4,785,121)	(3,510,988)
Acquisition of intangible assets, net	(383,292)	-
Other	27,562	(974,625)
Net cash used for investment transactions	(5,140,851)	(4,485,613)
Cash provided by (used for) financing transactions:
Purchase of treasury stock	(5,948,493)	-
Proceeds from long-term debt	7,000,000	-
Payments on long-term debt	(3,011,551)	(6,003)
Cash dividends	-	(3,893,462)
Net cash used for financing transactions	(1,960,044)	(3,899,465)
Effect of foreign currency translation	(24,593)	80,363
Net decrease in cash and cash equivalents	(1,614,115)	(6,075,247)

Cash and cash equivalents - beginning of period	2,983,644	15,223,336
Cash and cash equivalents - end of period	$1,369,529	9,148,089
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,071,863	651,691
Income taxes	$2,394,000	2,227,700

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

LabOne, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2000 and 1999

 The accompanying consolidated financial statements include the accounts of LabOne, Inc. and its wholly- owned subsidiaries Lab One Canada Inc., Systematic Business Services, Inc. (SBSI) and ExamOne World Wide, Inc. All significant intercompany transactions have been eliminated in consolidation.

The financial information furnished herein as of June 30, 2000 and for the periods ended June 30, 2000 and 1999 is unaudited; however, in the opinion of management, it reflects all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state the Company's financial position, the results of its operations and cash flows. The balance sheet information as of December 31, 1999 has been derived from the audited financial statements as of that date. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

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

Forward Looking Statements

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

Business Segment Information

The company operates in three lines of business: insurance services, healthcare and substance abuse testing. The following table presents selected financial information for each segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Sales:
Insurance	$25,452,714	18,473,769	$53,652,492	36,058,016
Healthcare	8,258,524	5,735,698	15,766,099	11,693,224
Substance abuse testing (SAT)	5,449,781	4,362,685	10,323,478	8,148,997
Total sales	$39,161,019	28,572,152	$79,742,069	55,900,237

Operating income (loss):
Insurance	$3,022,608	3,795,318	$6,197,562	7,809,544
Healthcare	(697,694)	(1,308,956)	(1,273,152)	(2,267,734)
Substance abuse testing	115,525	(171,734)	(96,267)	(290,674)
General corporate expense	(762,505)	(107,782)	(1,523,452)	(555,431)
Total earnings from operations	1,677,934	2,206,846	3,304,691	4,695,705
Other income (expense)	(587,644)	(186,039)	(1,057,748)	(334,038)
Earnings before income taxes	$1,090,290	2,020,807	$2,246,943	4,361,667

The Company's new facility was completed in early 1999, and the portions of the building identifiable to each segment have been allocated to those segments. Effective the second quarter, 1999, the associated depreciation expenses have been charged to the segments and are included in the operating income or loss information stated above. The insurance segment operating income includes intersegment charges of $1.9 million year to date from the healthcare segment primarily for hepatitis and other miscellaneous medical testing and $0.6 million from the SAT segment for drug screening and confirmations. Indirect expenses are allocated to the operational segments based on the relative revenue of each segment on a monthly basis. General corporate expense represents unallocated expenses, principally the amortization of goodwill resulting from the merger and acquisitions. There were no other material changes in assets or in the basis of segmentation or measurement of segment operating income or loss.

Contingencies

The Comptroller of the State of Texas has conducted an audit of LabOne for sales and use tax compliance for the years 1991 through 1997 and contends that LabOne's insurance laboratory services are taxable under the Texas tax code. The Texas Comptroller originally issued a tax audit assessment, including interest and penalties, of approximately $1.9 million. The Company filed a petition for redetermination arguing that its services do not fit within the definition of insurance services under the Texas code. The assessment was reduced to only include sales of services for applicants who were residents of Texas. LabOne paid the revised assessment of $521,000 under protest and is petitioning the Court for recovery of these amounts.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

	Three months ended June 30,		% Inc.	Six months ended June 30,		% Inc.
	2000	1999	(Dec)	2000	1999	(Dec)

Sales	$25,452,714	18,473,769	38%	$53,652,492	36,058,016	49%
Net earnings	363,620	792,563	(54%)	781,237	1,792,503	(56%)
Diluted earnings per
common share	$0.03	0.08		$0.07	0.18
Cash dividends per
common share	$0.00	0.20		$0.00	0.40

The Company provides high-quality laboratory testing services to insurance companies, managed care organizations, physicians and employers.

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

LabOne's services to the healthcare industry involve clinical testing to aid in the diagnosis and treatment of patients. LabOne operates only one highly automated and centralized laboratory, which the Company believes has significant economic advantages over other conventional laboratory competitors. LabOne markets its clinical testing services to the payers of healthcare (insurance companies and self-insured groups) and physicians. The Company does this through exclusive arrangements with managed care organizations and through Lab Card® , a Laboratory Benefits Management (LBM) program.

LabOne is certified by the Substance Abuse and Mental Health Services Administration (SAMHSA) to perform substance abuse testing services for federally regulated employers and is currently marketing these services to both regulated and nonregulated employers. The Company's rapid turnaround times and multiple testing options help clients reduce downtime for affected employees and meet mandated drug screening guidelines.

SECOND QUARTER ANALYSIS

Net sales increased 37% in the second quarter 2000 to $39.2 million from $28.6 million in the second quarter 1999. The increase of $10.6 million is due to increases in insurance services revenue of $7.0 million, healthcare laboratory revenue of $2.5 million and substance abuse testing (SAT) revenue of $1.1 million.

The insurance services division revenue increased $7.0 million due to the addition of ExamOne revenue and growth in information services revenue. ExamOne contributed $6.0 million of revenue for the quarter. SBSI revenue increased to $3.5 million from $2.1 million, or 69%. Insurance laboratory testing revenue decreased $0.7 million or 6%. The total number of insurance applicants tested in the second quarter 2000 decreased by 14,000 or 1% as compared to the same quarter last year. Blood applicants decreased 24,000 or 4% while oral fluid applicants increased 10,000 or 4% over last year. Average revenue per applicant decreased 4% from $13.02 during the second quarter 1999 to $12.44 in 2000. Kit and container revenue increased $0.2 million due to a higher average blood kit price and higher volumes of blood and oral fluid kits sold. Non laboratory services revenue increased $0.1 million (23%) over last year.

During the second quarter, healthcare revenue increased to $8.3 million as compared to $5.7 million in the prior year due to increased testing volumes, partially offset by a 5% decrease in average revenue per patient. SAT revenue increased from $4.4 million in 1999 to $5.4 million in 2000 primarily due to a 30% increase in testing volumes as compared to last year.

Cost of sales increased $8.7 million or 52% in the second quarter 2000 as compared to the prior year, due to increases in outside services including paramed collections and state MVR fees, payroll, lab and kit supplies, and postage expense. Paramedical services increased primarily due to the expansion of ExamOne. Payroll, postage, and lab and kit supplies increased due to the increased specimen volume in the laboratory testing segments. These increases were partially offset by a $0.7 million adjustment to accrued paramedical expenses, primarily relating to the first quarter. Insurance cost of sales expenses, including the above mentioned factors, increase from $9.7 million in the second quarter 1999 to $16.2 million in 2000. Healthcare cost of sales expenses were $5.7 million as compared to $4.1 million in the second quarter 1999. SAT cost of sales expenses were $3.8 million as compared to $3.2 million in the second quarter 1999.

As a result of the above factors, gross profit for the quarter increased $1.8 million (16%) from $11.6 million in 1999 to $13.4 million in 2000. Healthcare gross profit increased $0.9 million on an increase in revenue of $2.5 million. SAT gross profit increased $0.5 million on an increase in revenue of $1.1 million. Insurance gross profit increased $0.5 million to $9.2 million in the second quarter.

Selling, general and administrative expenses increased $1.8 million (18%) in the second quarter 2000 as compared to the prior year due primarily to increases in payroll, depreciation and amortization. Amortization expense increased $0.4 million due to goodwill from the merger with Lab Holdings and the acquisition of ExamOne. Healthcare overhead expenditures were $3.2 million as compared to $3.0 million in 1999. SAT expenditures, including allocations, were $1.5 million as compared to $1.3 million last year. Insurance overhead expenditures increased from $5.0 million in the second quarter 1999 to $6.2 million in 2000, primarily due to the acquisition of ExamOne. Selling, general and administrative expenses in 1999 include a book gain of $0.6 million from the sale of the former administrative facility.

Operating income decreased from $2.2 million in the second quarter 1999 to $1.7 million in 2000. The healthcare segment improved $0.6 million to an operating loss of $0.7 million on an allocated basis. The SAT segment improved $0.3 million from an operating loss of $0.2 million in the second quarter 1999 for a gain of $0.1 million in 2000, on an allocated basis. This includes startup expenses related to oral fluid drug screening. The insurance segment operating income, including SBSI and ExamOne, declined $0.8 million.

Non operating expense increased $0.4 million primarily due to additional interest expense resulting from additional debt incurred to complete the 1999 merger and to finance the stock repurchase program. The effective income tax rate increased from 45% in 1999 to 67% in 2000 primarily due to nondeductible amortization expense and lower earnings before income taxes.

The combined effect of the above factors resulted in net earnings of $0.4 million or $0.03 per share in the second quarter 2000 as compared to $0.8 million or $0.08 per share in the same period last year. The weighted average number of shares outstanding in the second quarter of 2000 and 1999 were 10,721,272 and 9,733,655, respectively. The August 1999 merger of LabOne, Inc. and Lab Holdings, Inc. resulted in an increase of 1.8 million shares, offset by year to date repurchases of 0.8 million shares.

YEAR-TO-DATE ANALYSIS

Revenue in the six month period ended June 30, 2000 was $79.7 million as compared to $55.9 million in the same period last year. The increase of $23.8 million or 43% is due to increases in insurance revenue of $17.6 million, healthcare revenue of $4.1 million and SAT revenue of $2.2 million.

Insurance revenue increased from $36.1 million to $53.7 million year to date primarily due to the addition of ExamOne revenue of $12.6 million and SBSI revenue growth of $3.3 million. The total number of laboratory tested insurance applicants in the six month period increased by 46,000 or 2% as compared to the last year. Average revenue per applicant declined 2% from $12.96 during 1999, to $12.75 in 2000. Kit and container revenue increased $1.3 million due primarily to an increase in the number of kits sold and an increase in the full blood kit pricing.

Healthcare laboratory revenue increased 35% from $11.7 million during the first six months of 1999 to $15.8 million for the same period in 2000 primarily due to increased testing volumes. SAT revenue increased 27% from $8.1 million in 1999 to $10.3 million in 2000 due to an increase in testing volumes.

Cost of sales increased $19.7 million year to date as compared to the prior year. This increase is due primarily to increases in paramedical services, payroll expenses, kit and lab supplies, insurance information services and inbound freight. Insurance cost of sales expenses increased from $18.7 million to $34.3 million in 2000 due to the above factors. Healthcare cost of sales expenses were $10.7 million as compared to $8.0 million during the first six months of 1999. SAT cost of sales expenses were $7.4 million as compared to $6.0 million during 1999.

As a result of the above factors, gross profit for the first six months increased from $23.2 million in 1999 to $27.4 million in 2000. Insurance gross profit, including ExamOne and SBSI, increased $1.9 million. Healthcare gross profit increased $1.4 million on an increase in revenue of $4.1 million. SAT gross profit increased $0.8 million on an increase in revenue of $2.2 million.

Selling, general and administrative expenses increased $4.7 million (24%) in the six month period ended June 30, 2000 as compared to the prior year due to the addition of ExamOne and increases in depreciation and amortization expense. Healthcare expenditures were $6.4 million as compared to $6.0 million in 1999. SAT expenses increased from $2.5 million in 1999 to $3.1 million in 2000. The overhead allocation to the healthcare and SAT segments for the period was $3.3 million as compared to an allocation of $3.1 million in 1999. Insurance overhead expenditures increased from $9.6 million to $13.1 million in 2000, primarily due to the acquisition of ExamOne.

Operating income decreased from $4.7 million in the first six months of 1999 to $3.3 million in 2000 due primarily to an increase in depreciation and amortization. The insurance segment had operating income of $6.2 million as compared to $7.8 million in the first six months last year. On a fully allocated basis, the healthcare segment had an operating loss of $1.3 million for the six month period ended June 30, 2000 as compared to an operating loss of $2.3 million in 1999. The SAT segment had operating loss of $0.1 million in 2000 as compared to an operating loss of $0.3 million in 1999. Unallocated operating expenses for the corporate segment were $1.5 million for the first six months related to corporate and merger expenses as compared to unallocated operating expenses of $0.6 million in 1999 which included gains on sale of the former laboratory and administrative facilities.

Interest expense increased $0.5 million in the first six months of 2000 due to increased borrowings and higher interest rates. Investment income decreased $0.2 million primarily due to less funds available for investment. The effective income tax rate increased from 43% in 1999 to 65% in 2000 primarily due to the nondeductibility of amortization expense.

The combined effect of the above factors resulted in net earnings of $0.8 million or $0.07 per share in the six month period ended June 30, 2000 as compared to $1.8 million or $0.18 per share in the same period last year. The weighted average number of shares outstanding in the first six months of 2000 and 1999 were 11,021,361 and 9,733,655, respectively. The August 1999 merger of LabOne, Inc. and Lab Holdings, Inc. resulted in an increase of 1.8 million shares, offset by year to date repurchases of 0.8 million shares.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

LabOne's working capital position decreased by $0.5 million to $18.9 million at June 30, 2000 from $19.4 million at December 31, 1999. This decrease is primarily due to capital additions and treasury stock repurchases exceeding cash provided by operations.

Net additions to property, plant and equipment in the first six months of 2000 were $4.8 million. Additions in 1999, net of the sale of the former laboratory and administrative facilities, were $3.5 million, primarily related to construction and fixtures for the new facility. Proceeds from an industrial revenue bond were used to finance the construction of the Company's new facility. Interest on the bond is based on a taxable seven day variable rate and is currently approximately 7.4%. The Company expects to repay the bond over 11 years at $1.85 million per year plus interest. The second principal payment of $1.85 million is due September 1, 2000.

The Company borrowed $1 million during the quarter, increasing the borrowings on the line of credit to $16 million. The total line of credit available is $25 million. The current interest rate, plus financing fees, on the line of credit is approximately 7.4% and is based on a 30 day LIBOR rate.

During the second quarter 2000, the Company repurchased 38,800 shares of common stock for $0.2 million, for an average price of $5.32. The total number of shares of LabOne stock held in treasury at June 30, 2000 was approximately 2.3 million at a total cost of $35.7 million or $15.27 per share.

At June 30, 2000, LabOne had total cash and investments of $1.4 million as compared to $3.0 million at December 31, 1999. The Company expects to fund operations from a combination of cash flows from operations, cash reserves and short term borrowings.

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

An interest rate risk exposure exists due to LabOne's liability of $18 million in industrial revenue bonds and $16 million line of credit borrowings. Interest expense incurred on these credit facilities is based on short-term rates which may fluctuate in the future. The interest rate, including all associated borrowing costs, is approximately 7.4% per annum as of August 1, 2000.

PART II. OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

   (a)  Exhibits

27.  Financial Data Schedule - as filed electronically by the Registrant in conjunction with this second quarter 2000 Form 10-Q.

   (b)  Reports on Form 8-K

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LabOne, Inc.

Date: August 11, 2000	By /s/ John W. McCarty John W. McCarty Executive V.P. and Chief Financial Officer

Date: August 11, 2000	By /s/ Kurt E. Gruenbacher Kurt E. Gruenbacher V.P. Finance, Chief Accounting Officer and Treasurer