Form 10-Q
period 2000-09-30
LABONE INC/
filed 2000-11-13
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2000

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

Yes /X/    No /  /

Number of shares outstanding of only class of Registrant's common stock, $.01 par value, as of October 31, 2000 - 10,715,349 net of 2,334,671 shares held as treasury stock.

LabOne, Inc.

Form 10-Q for the Third Quarter, 2000

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LabOne, Inc. and Subsidiaries

Consolidated Balance Sheets
	September 30,	December 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$1,605,796	2,983,644
Accounts receivable - trade, net of allowance for doubtful
accounts of $3,479,097 in 2000 and $1,981,285 in 1999	30,431,093	26,331,960
Income taxes receivable	1,560,943	1,643,520
Inventories	3,007,548	3,186,853
Prepaid expenses and other current assets	4,731,856	1,772,884
Deferred income taxes	1,925,439	1,328,027
Total current assets	43,262,675	37,246,888

Property, plant and equipment	87,475,127	80,910,886
Less accumulated depreciation	42,424,856	38,106,948
Net property, plant and equipment	45,050,271	42,803,938
Other assets:
Intangible assets, net of accumulated amortization	35,383,103	37,868,921
Bond issue costs, net of accumulated amortization of
$36,392 in 2000 and $23,291 in 1999	155,755	168,856
Deferred income taxes - noncurrent	-	93,326
Deposits and other assets	250,755	260,795
Total assets	$124,102,559	118,442,724

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,945,467	11,852,403
Accrued payroll and benefits	4,668,642	2,793,721
Other accrued expenses	1,505,592	727,241
Other current liabilities	197,265	551,146
Notes payable	81,250	-
Current portion of long-term debt	1,878,253	1,873,577
Total current liabilities	20,276,469	17,798,088

Deferred income taxes - noncurrent	679,467	-
Long-term payable	1,360,000	1,360,000
Long-term debt	35,408,099	28,255,139
Total liabilities	57,724,035	47,413,227

Stockholders' equity:
Preferred stock, $.01 par value per share; 3,000,000
shares authorized, none issued	-	-
Common stock, $.01 par value per share; 40,000,000
shares authorized, 13,050,020 shares issued	130,500	130,500
Additional paid-in capital	31,734,954	32,035,445
Equity adjustment from foreign currency translation	(753,764)	(750,115)
Retained earnings	70,897,637	69,758,872
	102,009,327	101,174,702
Less treasury stock of 2,334,671 shares in 2000 and
1,516,527 shares in 1999	35,630,803	30,145,205
Total stockholders' equity	66,378,524	71,029,497
Total liabilities and stockholders' equity	$124,102,559	118,442,724

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

LabOne, Inc. and Subsidiaries

Consolidated Statements of Earnings
	Three months ended		Nine months ended
	September 30,		September 30,
	2000	1999	2000	1999

Sales	$43,626,533	28,814,326	$123,368,602	84,714,563
Cost of sales
Cost of sales expenses	29,086,601	16,518,209	80,317,835	48,018,785
Depreciation expense	596,269	584,004	1,729,335	1,738,729
Total cost of sales	29,682,870	17,102,213	82,047,170	49,757,514
Gross profit	13,943,663	11,712,113	41,321,432	34,957,049
Selling, general and administrative
Selling, general and administrative expenses	9,953,722	8,398,233	30,005,574	24,283,162
Depreciation expense	1,093,831	812,698	3,031,637	2,116,480
Amortization expense	1,045,001	847,498	3,128,422	2,208,018
Total selling, general and administrative	12,092,554	10,058,429	36,165,633	28,607,660
Earnings from operations	1,851,109	1,653,684	5,155,799	6,349,389

Interest expense	(673,127)	(357,906)	(1,771,272)	(947,528)
Interest income and other	18,340	49,665	58,738	305,250
Earnings before income taxes	1,196,322	1,345,443	3,443,265	5,707,111

Income tax expense	838,795	729,782	2,304,500	2,624,933
Earnings before minority interest	357,527	615,661	1,138,765	3,082,178
Minority interest	-	92,362	-	766,375
Net earnings	$357,527	523,299	$1,138,765	2,315,803
Basic and diluted earnings per common share	$0.03	0.05	$0.10	0.23
Dividends per common share	$-	0.18	$-	0.58

Basic weighted average common shares outstanding	10,715,349	10,750,955	10,918,612	10,076,481
Effect of dilutive securities - stock options	8,522	7,114	2,830	15,947
Diluted weighted average common shares outstanding	10,723,871	10,758,069	10,921,442	10,092,428

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

LabOne, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity

Nine Months Ended September 30, 2000
			Accumulated
		Additional	other			Total
	Common	paid-in	comprehensive	Retained	Treasury	stockholders'	Comprehensive
	stock	capital	income	earnings	stock	equity	income
Balance at December 31, 1999	$130,500	32,035,445	(750,115)	69,758,872	(30,145,205)	71,029,497
Comprehensive income:
Net earnings				1,138,765		1,138,765	1,138,765
Equity adjustment from
foreign currency translation			(3,649)			(3,649)	(3,649)
Comprehensive income							1,135,116
Directors' stock issued (23,287 shares)		(300,491)			462,895	162,404
Purchase of 841,431 common
shares for treasury stock					(5,948,493)	(5,948,493)
Balance at September 30, 2000	$130,500	31,734,954	(753,764)	70,897,637	(35,630,803)	66,378,524

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

LabOne, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
	Nine months ended September 30,
	2000	1999
Cash provided by (used for) operations:
Net earnings	$1,138,765	2,315,803
Adjustments to reconcile net earnings
to net cash provided by operations:
Depreciation and amortization	7,909,315	6,083,145
Earnings applicable to minority interests	-	766,375
Provision for loss on accounts receivable	1,802,789	1,984,330
Loss (gain) on disposal of property and equipment	2,364	(785,319)
Directors' stock compensation	162,404	-
Provision for deferred taxes	175,514	2,526,309
Changes in:
Accounts receivable	(5,901,922)	(4,303,691)
Income taxes receivable	82,577	(2,094,051)
Inventories	179,305	708,895
Prepaid expenses and other current assets	(2,958,972)	(212,042)
Accounts payable	93,064	(2,885,228)
Accrued payroll and benefits	1,874,921	(729,790)
Other accrued expenses	778,351	107,003
Other current liabilities	(353,881)	9,309
Net cash provided by operations	4,984,594	3,491,048
Cash provided by (used for) investment transactions:
Property, plant and equipment, net	(7,009,599)	(4,892,513)
Acquisition of intangible assets, net	(642,604)	(16,561)
Acquisition of minority interest	-	(12,581,740)
Other	10,040	43,687
Net cash used for investment transactions	(7,642,163)	(17,447,127)
Cash provided by (used for) financing transactions:
Purchase of treasury stock	(5,948,493)	(1,601)
Dividends paid to minority interest	-	(935,730)
Line of credit, net	9,000,000	9,000,000
Payments on long-term debt	(1,849,183)	(1,859,115)
Notes payable	81,250	-
Cash dividends	-	(5,969,491)
Net cash provided by financing transactions	1,283,574	234,063
Effect of foreign currency translation	(3,853)	57,280
Net decrease in cash and cash equivalents	(1,377,848)	(13,664,736)
Cash and cash equivalents - beginning of period	2,983,644	15,223,336
Cash and cash equivalents - end of period	$1,605,796	1,558,600
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,724,840	951,348
Income taxes	$2,427,906	2,251,466

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

LabOne, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2000 and 1999

 The accompanying consolidated financial statements include the accounts of LabOne, Inc. and its wholly-owned subsidiaries Lab One Canada Inc., Systematic Business Services, Inc. (SBSI) and ExamOne World Wide, Inc. (ExamOne). All significant intercompany transactions have been eliminated in consolidation.

The financial information furnished herein as of September 30, 2000 and for the periods ended September 30, 2000 and 1999 is unaudited; however, in the opinion of management, it reflects all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state the Company's financial position, the results of its operations and cash flows. The balance sheet information as of December 31, 1999 has been derived from the audited financial statements as of that date. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

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

On August 10, 1999, the former LabOne, Inc. was merged into its parent corporation, Lab Holdings, Inc. The combined company's name was then changed to LabOne, Inc. The merger provisions included a 3 for 2 stock split for all Lab Holdings common shares. The Company paid $12.6 million, including transaction costs, to complete the merger and purchase 0.8 million shares of LabOne stock. The remaining minority 1.8 million shares of former LabOne stock were exchanged on a one for one basis for the combined company stock. The transaction was recorded under purchase accounting and resulted in $24.4 million in goodwill which is being amortized over 20 years.

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

Business Segment Information
The company operates in three lines of business: insurance services, healthcare and substance abuse testing. The following table presents selected financial information for each segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Sales:
Insurance	$26,132,055	17,894,206	$79,784,547	53,952,222
Healthcare	9,758,886	6,329,240	25,524,985	18,022,464
Substance abuse testing	7,735,592	4,590,880	18,059,070	12,739,877
Total sales	$43,626,533	28,814,326	$123,368,602	84,714,563

Operating income (loss):
Insurance	$2,387,731	3,258,506	$8,585,293	11,068,050
Healthcare	(183,667)	(844,000)	(1,456,819)	(3,111,734)
Substance abuse testing	442,063	(26,833)	345,796	(317,506)
General corporate expense	(795,019)	(733,989)	(2,318,471)	(1,289,421)
Total earnings from operations	1,851,108	1,653,684	5,155,799	6,349,389
Other expense	(654,786)	(308,241)	(1,712,534)	(642,278)
Earnings before income taxes	$1,196,322	1,345,443	$3,443,265	5,707,111

The Company's new facility was completed in early 1999, and the portions of the building identifiable to each segment have been allocated to those segments. Effective the second quarter, 1999, the associated depreciation expenses have been charged to the segments and are included in the operating income or loss information stated above. The insurance segment operating income for 2000 includes intersegment charges of $2.9 million year to date from the healthcare segment primarily for hepatitis and other miscellaneous medical testing and $0.9 million from the SAT segment for drug screening and confirmations. Indirect expenses are allocated to the operational segments based on the relative revenue of each segment on a monthly basis. General corporate expense represents unallocated expenses, principally the amortization of goodwill resulting from the merger and acquisitions. There were no other material changes in assets or in the basis of segmentation or measurement of segment operating income or loss.

Contingencies
The Comptroller of the State of Texas has conducted an audit of LabOne for sales and use tax compliance for the years 1991 through 1997 and contends that LabOne's insurance laboratory services are taxable under the Texas tax code. The Texas Comptroller originally issued a tax audit assessment, including interest and penalties, of approximately $1.9 million. The Company filed a petition for redetermination arguing that its services do not fit within the definition of insurance services under the Texas code. The assessment was reduced to only include sales of services for applicants who were residents of Texas. LabOne paid the revised assessment of $521,000 under protest in 2000 and is petitioning the Court for recovery of these amounts.

New Accounting Pronouncements
LabOne implemented the Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation effective July 1, 2000. Application of this interpretation will not have a significant impact on the Company's financial position or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

	Three months ended September 30,		% Inc.	Nine months ended September 30,		% Inc.
	2000	1999	(Dec)	2000	1999	(Dec)

Sales	$43,626,533	28,814,326	51%	$123,368,602	84,714,563	46%
Net earnings	357,527	523,299	(32%)	1,138,765	2,315,803	(51%)
Diluted earnings per
common share	$0.03	0.05		$0.10	0.23
Cash dividends per
common share	$0.00	0.18		$0.00	0.58

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

LabOne's services to the healthcare industry involve clinical testing to aid in the diagnosis and treatment of patients. LabOne operates only one highly automated and centralized laboratory, which the Company believes has significant economic advantages over other conventional laboratory competitors. LabOne markets its clinical testing services to the payers of healthcare (insurance companies and self-insured groups) and physicians. The Company does this through exclusive arrangements with managed care organizations and through Lab Card®, a Laboratory Benefits Management (LBM) program.

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

THIRD QUARTER ANALYSIS

Net sales increased 51% in the third quarter 2000 to $43.6 million from $28.8 million in the third quarter 1999. The increase of $14.8 million is due to increases in insurance services revenue of $8.2 million, healthcare laboratory revenue of $3.4 million and substance abuse testing (SAT) revenue of $3.2 million.

The insurance services division revenue increased $8.2 million due to the addition of ExamOne revenue and growth in information services revenue. ExamOne contributed $7.2 million of revenue for the quarter. Insurance laboratory testing revenue increased $0.2 million or 2%. The total number of insurance applicants tested in the third quarter 2000 increased by 2% as compared to the same quarter last year due primarily to an increase in oral fluid applicants. Average revenue per applicant decreased slightly. Kit and container revenue decreased $0.1 million due to lower volumes of kits sold, partially offset by higher average kit prices. Non laboratory insurance services revenue increased $0.9 million primarily due to growth in SBSI services.

During the third quarter, healthcare revenue increased to $9.8 million as compared to $6.3 million in the prior year due to increased testing volumes and a 2% increase in average revenue per patient. SAT revenue increased from $4.6 million in 1999 to $7.7 million in 2000 primarily due to an increase in testing volumes as compared to last year.

Cost of sales increased $12.6 million or 74% in the third quarter 2000 as compared to the prior year, due primarily to increases in outside services including paramed collections and physician statement fees, payroll, lab and kit supplies, and postage expense. Paramedical services increased primarily due to the expansion of ExamOne. Payroll, postage, and lab and kit supplies increased due to the additional specimen volume in the laboratory testing segments. Insurance cost of sales, including the above mentioned factors, increased from $9.7 million in the third quarter 1999 to $17.8 million in 2000. Healthcare cost of sales were $6.3 million as compared to $4.2 million in the third quarter 1999, and SAT cost of sales were $5.7 million as compared to $3.2 million in the third quarter 1999.

As a result of the above factors, gross profit for the quarter increased $2.2 million or 19% from $11.7 million in 1999 to $13.9 million in 2000. Healthcare gross profit increased $1.4 million on an increase in revenue of $3.4 million. SAT gross profit increased $0.7 million on an increase in revenue of $3.1 million. Insurance gross profit increased $0.2 million to $8.4 million in the third quarter.

Selling, general and administrative expenses increased $2.0 million (20%) in the third quarter 2000 as compared to the prior year due primarily to increases in payroll, depreciation, amortization and Lab Card production expenses. Depreciation increased $0.3 million and amortization expense increased $0.2 million. Healthcare overhead expenditures, including allocations, were $3.7 million as compared to $3.0 million in 1999. SAT expenditures, including allocations, were $1.6 million as compared to $1.4 million last year. Insurance overhead expenditures, including allocations, increased from $4.9 million in the third quarter 1999 to $6.0 million in 2000, primarily due to the acquisition of ExamOne.

Operating income increased from $1.7 million in the third quarter 1999 to $1.9 million in 2000. The healthcare segment improved $0.7 million to an operating loss of $0.2 million on an allocated basis. The SAT segment improved $0.5 million from an operating loss of $27,000 in the third quarter 1999 to a gain of $0.4 million in 2000 on an allocated basis. The insurance segment operating income, including SBSI and ExamOne, declined $0.9 million on an allocated basis.

Non operating expense increased $0.3 million primarily due to additional interest expense resulting from additional debt incurred to complete the 1999 merger and to finance the stock repurchase program. The effective income tax rate increased from 54% in 1999 to 70% in 2000 primarily due to an increase in nondeductible amortization expense.

The combined effect of the above factors resulted in net earnings of $0.4 million or $0.03 per share in the third quarter 2000 as compared to $0.5 million or $0.05 per share in the same period last year. The weighted average number of shares outstanding in the third quarter of 2000 and 1999 were 10,723,871 and 10,758,069, respectively. The August 1999 merger of LabOne, Inc. and Lab Holdings, Inc. resulted in an increase of 1.8 million shares, offset by year to date repurchases of 0.8 million shares.

YEAR-TO-DATE ANALYSIS

Revenue in the nine month period ended September 30, 2000 was $123.4 million as compared to $84.7 million in the same period last year. The increase of $38.7 million or 46% is due to increases in insurance revenue of $25.9 million, healthcare revenue of $7.5 million and SAT revenue of $5.3 million.

Insurance revenue increased from $54.0 million to $79.8 million year to date primarily due to the addition of ExamOne revenue of $19.8 million and SBSI revenue growth of $4.7 million. The total number of laboratory tested insurance applicants in the nine month period increased by 2% as compared to the last year while the average revenue per applicant declined 1%. Kit and container revenue increased $1.2 million due primarily to an increase in the number of kits sold and an increase in the full blood kit pricing.

Healthcare laboratory revenue increased 42% from $18.0 million during the first nine months of 1999 to $25.5 million for the same period in 2000 primarily due to increased testing volumes. SAT revenue increased 42% from $12.7 million in 1999 to $18.1 million in 2000 due to an increase in testing volumes, partially offset by lower revenue per specimen.

Cost of sales increased $32.3 million year to date as compared to the prior year. This increase is due primarily to increases in paramedical services, payroll expenses, kit and lab supplies, insurance information services and inbound freight. Insurance cost of sales increased from $28.4 million to $52.1 million in 2000. Healthcare cost of sales were $16.9 million as compared to $12.2 million during the first nine months of 1999, and SAT cost of sales were $13.0 million compared to $9.2 million in 1999.

Gross profit for the first nine months increased from $35.0 million in 1999 to $41.3 million in 2000. Insurance gross profit, including ExamOne and SBSI, increased $2.1 million. Healthcare gross profit increased $2.8 million, and SAT gross profit increased $1.5 million.

Selling, general and administrative expenses increased $7.6 million (26%) in the nine month period ended September 30, 2000 as compared to the prior year due to the addition of ExamOne, gains on sale of the former laboratory and administrative facilities in 1999, and increases in depreciation and amortization expense. Fully allocated healthcare expenditures were $10.1 million as compared to $8.9 million in 1999, and fully allocated SAT expenses were $4.7 million in 2000 as compared to $3.8 million in 1999. Fully allocated insurance overhead expenditures increased from $14.5 million to $19.1 million in 2000, primarily due to the acquisition of ExamOne.

Operating income decreased from $6.3 million in the first nine months of 1999 to $5.2 million in 2000. The insurance segment, including allocations, had operating income of $8.6 million as compared to $11.1 million in the first nine months last year. On a fully allocated basis, the healthcare segment had an operating loss of $1.5 million for the nine month period ended September 30, 2000 as compared to an operating loss of $3.1 million in 1999. The SAT segment, including allocations, had operating income of $0.3 million in 2000 as compared to an operating loss of $0.3 million in 1999. Unallocated operating expenses for the corporate segment were $2.3 million for the first nine months related to corporate and merger expenses as compared to unallocated operating expenses of $1.3 million in 1999 which included gains on sale of the former laboratory and administrative facilities of $0.9 million.

Net interest expense increased $1.1 million in the first nine months of 2000 due to increased borrowings. The effective income tax rate increased from 46% in 1999 to 67% in 2000 primarily due to nondeductible amortization expense.

The combined effect of the above factors resulted in net earnings of $1.1 million or $0.10 per share in the nine month period ended September 30, 2000 as compared to $2.3 million or $0.23 per share in the same period last year. The weighted average number of shares outstanding in the first nine months of 2000 and 1999 were 10,921,442 and 10,092,428, respectively. The August 1999 merger of LabOne, Inc. and Lab Holdings, Inc. resulted in an increase of 1.8 million shares, offset by year to date repurchases of 0.8 million shares.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
LabOne's working capital position increased by $3.5 million to $23.0 million at September 30, 2000 from $19.4 million at December 31, 1999. This increase is primarily due to working capital provided by operations and net borrowings exceeding capital additions and treasury stock repurchases.

Net additions to property, plant and equipment in the first nine months of 2000 were $7.0 million primarily due to investment in information systems infrastructure and SAT laboratory growth. Additions in 1999, excluding the sale of the former administrative and laboratory facilities, were $8.4 million, primarily related to construction and fixtures for the new facility.

Net long-term debt increased $3.2 million during the quarter, with borrowings on the line of credit increasing to $21 million and the outstanding balance of the industrial revenue bond being reduced to $16.3 million. The total line of credit available is $25 million. The current interest rate, plus financing fees, on the line of credit is approximately 7.4% and is based on a 30 day LIBOR rate. Interest on the bond is based on a taxable seven-day variable rate and is currently approximately 7.4%. The Company expects to repay the bond over the remaining nine years at $1.85 million per year plus interest.

During the third quarter 2000, the Company did not repurchase any shares of common stock. The total number of shares of LabOne stock held in treasury at September 30, 2000 was approximately 2.3 million at a total cost of $35.6 million or $15.26 per share.

At September 30, 2000, LabOne had total cash and investments of $1.6 million as compared to $3.0 million at December 31, 1999. The Company expects to fund operations from a combination of cash flows from operations, cash reserves and short term borrowings.

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

An interest rate risk exposure exists due to LabOne's liability of $16 million in industrial revenue bonds and $21 million line of credit borrowings. Interest expense incurred on these credit facilities is based on short-term rates which may fluctuate in the future. The interest rate, including all associated borrowing costs, is approximately 7.4% per annum as of November 1, 2000.

PART II. OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

   (a)  Exhibits

10.  LabOne, Inc. 2000 Stock Purchase Loan Program

27.  Financial Data Schedule - as filed electronically by the Registrant in conjunction with this third quarter 2000 Form 10-Q.

   (b)  Reports on Form 8-K

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LabOne, Inc.

Date: November 10, 2000	By /s/ John W. McCarty John W. McCarty Executive V.P. and Chief Financial Officer

Date: November 10, 2000	By /s/ Kurt E. Gruenbacher Kurt E. Gruenbacher V.P. Finance, Chief Accounting Officer and Treasurer