Form 10-K
period 2000-12-31
LABONE INC/
filed 2001-03-30
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2000

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

Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Approximate aggregate market value of voting stock held by non-affiliates of Registrant: $50,291,000 (based on closing price as of March 1, 2001, of $5.8125). The non-inclusion of shares held by directors, officers and beneficial owners of more than 5% of the outstanding stock shall not be deemed to constitute an admission that such persons are affiliates of the Registrant within the meaning of the Securities and Exchange Act of 1934.

Number of shares outstanding of only class of Registrant's common stock as of February 28, 2001: $.01 par value common - 10,725,349 net of 2,324,671 shares held as treasury stock.

The exhibit list for this Form 10-K begins on page 21.

LabOne, Inc.

Form 10-K for the fiscal year ended December 31, 2000

Table of Contents
PART I.
ITEM 1. Business
ITEM 2. Properties
ITEM 3. Litigation
ITEM 4. Submission of Matters to Vote of Security Holders
PART II.
ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters
ITEM 6. Selected Financial Data
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 8. Financial Statements and Supplementary Data
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III.
ITEM 10. Directors and Executive Officers of the Registrant
ITEM 11. Executive Compensation
ITEM 12. Security Ownership of Certain Beneficial Owners and Management
ITEM 13. Certain Relationships and Related Transactions
PART IV.
ITEM 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K
SIGNATURES
Independent Auditors' Report
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Schedule I: Valuation and Qualifying Accounts
Exhibit 10.9: LabOne Annual Incentive Plan
Exhibit 10.16: Amendment to paragraph 2 of Stock Plan for Non-Employee Directors
Exhibit 10.18: Employment Agreement between LabOne, Inc. and W. Thomas Grant II
Exhibit 10.19: Consulting Agreement between LabOne, Inc. and James R. Seward
Exhibit 10.20: Consulting Agreement between LabOne, Inc. and Robert D. Thompson
Exhibit 24: Power of Attorney
Exhibit 99: Cautionary Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

PART I

ITEM 1. BUSINESS

General

LabOne, Inc., a Missouri corporation, provides laboratory testing, investigative services and paramedical examinations for the insurance industry, laboratory testing services for the healthcare industry and substance abuse testing services for employers. LabOne, Inc., incorporates its wholly-owned subsidiaries Lab One Canada Inc., Systematic Business Services, Inc. (SBSI) and ExamOne World Wide, Inc. (ExamOne), hereinafter collectively referred to as either LabOne or the Company.

On August 10, 1999, the former LabOne, Inc. was merged into its parent corporation, Lab Holdings, Inc. upon the approval of the shareholders of both companies at their respective annual meetings. The combined company's name was then changed to LabOne, Inc.

Effective November 5, 1999, LabOne acquired World Wide Health Services, Inc. and World Wide Health Services of New Jersey, a provider of specimen collection and paramedical examination services to life and health insurers. These subsidiaries are operated under the name ExamOne and are included in the insurance services division of LabOne. This addition allows LabOne to expand the services it offers to its insurance industry clients.

LabOne provides underwriting support services to the insurance industry. The laboratory tests performed by the Company are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on specimens of individual life insurance policy applicants. The Company also provides testing services on specimens of individuals applying for individual and group medical and disability policies. Through its subsidiaries, SBSI (acquired in 1998) and ExamOne, the Company provides specimen collection, paramedical examinations, telephone inspections, motor vehicle reports, attending physician statements, and claims investigation services.

LabOne's laboratory testing services are provided to the healthcare industry as an aid in the diagnosis and treatment of patients. LabOne operates only one highly automated and centralized laboratory, which the Company believes has significant economic advantages over other conventional laboratory competitors. LabOne primarily markets its clinical testing services to the payers of healthcare (insurance companies and self-insured groups). The Company does this through exclusive arrangements with managed care organizations and through Lab Card®, a Laboratory Benefits Management program.

LabOne's substance abuse testing services are provided for employers who adhere to drug screening guidelines. LabOne is certified by the Substance Abuse and Mental Health Services Administration to perform substance abuse testing services for federally regulated employers and is currently marketing these services throughout the country to both regulated and nonregulated employers. The Company's rapid turnaround times and multiple testing options help clients reduce downtime for affected employees and meet mandated drug screening guidelines.

Forward Looking Statements

This Annual report on Form 10-K may contain "forward-looking statements," including, but not limited to: projections of revenues, income or loss, capital expenditures, the payment or non-payment of dividends and other financial items, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements. Forward-looking statements involve known and unknown risks and uncertainties. Many factors could cause actual results to differ materially from those that may be expressed or implied in such forward-looking statements, including, but not limited to, the volume and pricing of laboratory tests performed by the Company, competition, the extent of market acceptance of the Company's testing services in the healthcare and substance abuse testing industries, intense competition, the loss of one or more significant customers, bad debt expense, general economic conditions and other factors detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission, including the Cautionary Statement filed as Exhibit 99 to this Form 10-K.

Services Provided by the Company

Insurance Services:

Insurance companies require an objective means of evaluating the insurance risk posed by policy applicants in order to establish the appropriate level of premium payments, or to determine whether to issue a policy. Because decisions of this type are based on statistical probabilities of mortality and morbidity, insurance companies generally require quantitative data reflecting the applicant's general health. Standardized specimen collection, medical questionnaires and laboratory testing, tailored to the needs of the insurance industry and reported in a uniform format, provides insurance companies with an efficient means of evaluating the mortality and morbidity risks posed by policy applicants.

When an individual applies for insurance through an insurance agent, that agent typically contacts a paramedical company to arrange for collection of a blood or urine specimen. ExamOne's paramedical personnel perform paramedical examinations and collect specimens from individual insurance applicants using LabOne's custom-designed collection kits and containers. Insurance agents also collect oral fluid or urine specimens using LabOne's kits. These kits and containers are delivered to LabOne's laboratory via overnight delivery services or mail, bar-coded for identification and processed according to each insurance company's specifications.

LabOne handles paramedical examination paperwork and assists with administration and tracking of data for applicants as it moves through the information gathering process. The Company can obtain attending physician statements so underwriters can review the complete medical history of applicants. Inspection reports, either by telephone or performed in the field, provide additional applicant information quickly and cost-effectively. Motor vehicle reports can be ordered automatically based on insurance company specifications or on demand by the underwriter. The Company can bundle these various pieces of information and transmit the reports directly to the insurance company's underwriting department. LabOne offers LabOne NET, a combination network/software product that provides a connection for insurance underwriters for ordering and delivery of risk assessment information such as laboratory results, telephone inspections, motor vehicle reports and other applicant information.

LabOne's insurance testing services consist of certain specimen profiles that provide insurance companies with specific information that may indicate liver or kidney disorders, diabetes, the risk of cardiovascular disease, bacterial or viral infections and other health risks. The Company also offers tests to detect the presence of antibodies to human immunodeficiency virus (HIV). Insurance companies generally offer a premium discount for nonsmokers and often rely on testing to determine whether an applicant is a user of tobacco products. Standardized laboratory testing can be used to verify responses on a policy application to such questions as whether the applicant is a user of tobacco products, certain controlled substances or certain prescription drugs. Cocaine use has been associated with increased risk of accidental death and cardiovascular disorders, and as a result of cocaine abuse in the United States and Canada, insurance companies test most policy applicants to detect its presence. Therapeutic drug testing also detects the presence of certain prescription drugs that are being used by an applicant to treat a life-threatening medical condition that may not be revealed by a physical examination.

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

Healthcare specimens are collected at the physician's office or other specified sites. The Company's couriers pick up the specimens and deliver them to local airports for express transport to the Kansas laboratory. Specimens are bar-coded for identification and processed. The Company's testing menu includes the majority of tests requested by its clients. Tests not performed in-house are sent to reference laboratories for testing, and results are transmitted into the Company's computer system along with all other completed results.

The Company has established the Lab Card® Program as a vehicle for delivering outpatient laboratory services. The Lab Card Program is marketed to healthcare payers (self-insured groups and insurance companies), allowing them to avoid price mark-ups by the physician. The Lab Card Program provides laboratory testing at reduced rates as compared to traditional laboratories. It uses a unique benefit design that shares the cost savings with the patient, creating an incentive for the patient to help direct laboratory work to LabOne. Under the Program, the patient incurs no out-of-pocket expense when the Lab Card is used, and the insurance company or self-insured group receives substantial savings on its laboratory charges.

LabOne has several exclusive arrangements with managed care organizations, including Coventry Healthcare of Kansas City, BlueCross BlueShield of Tennessee, BlueCross BlueShield of Kansas City and Kaiser Permanente of Kansas City. With these arrangements the Company contracts with the managed care organizations, and they direct testing for their members through LabOne.

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

During 2000, LabOne announced the introduction of the Intercept™ drug testing service, a laboratory-based service that identifies commonly-used illicit drugs in oral fluid samples. The Intercept™ test menu is used to detect the NIDA-5 drug panel (THC, cocaine, opiates, PCP and amphetamines). It is the first laboratory-based oral fluid drug testing system to be made commercially available in North America. (See TRENDS Section for further discussion.)

Segment Information

The following table summarizes the Company's revenues from services provided to the insurance, healthcare and substance abuse testing markets (dollars in thousands):

	Year ended December 31,
	2000		1999		1998
Insurance	$109,349	65%	$77,687	65%	$69,149	68%
Healthcare	35,267	21%	24,793	21%	18,600	18%
Substance Abuse	24,535	14%	17,187	14%	14,478	14%
	$169,151		$119,667		$102,227

(See Note 7 of Notes to Consolidated Financial Statements for operating income and identifiable assets by segment.)

Operations

The Company's operations are designed to facilitate the testing of a large number of specimens and to report the results to clients, generally within 24 hours of receipt of the specimens. The Company has internally developed, custom-designed laboratory and business processing systems. It is a centralized network system that provides an automated link between LabOne's testing equipment, data processing equipment and clients' computer systems. This system offers LabOne's clients the ability to customize their initial testing and follow-up testing requirements by several parameters to best meet their needs.

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

Regulatory Affairs

The objective of the regulatory affairs department is to oversee quality assurance programs to ensure that accurate and reliable test results are released to clients. This is accomplished by incorporating both internal and external quality improvement programs in each area of the laboratory. In addition, quality improvement specialists share the responsibility with all LabOne employees of an ongoing commitment to quality and safety in all laboratory operations. Internal quality and education programs are designed to identify opportunities for improvement in laboratory services and to meet all required safety, training and education issues. These programs help ensure the reliability and confidentiality of test results.

Procedure manuals in all areas of the laboratory help maintain uniformity and accuracy and meet regulatory guidelines. Tests on control samples with known results are performed frequently to maintain and verify accuracy in the testing process. Complete documentation provides record keeping for employee reference and meets regulatory requirements. All employees are thoroughly trained to meet standards mandated by OSHA in order to maintain a safe work environment. Superblind Testing Service® controls are used to challenge every aspect of service at LabOne from account setup to specimen arrival and through final billing. Approximately 500 sample kits are prepared and submitted anonymously each month. These samples have at least 15 different indicators each representing over 7,500 challenges to the testing, handling and reporting procedures. Specimens requiring special handling are evaluated and verified by control analysis personnel. A computer edit program is used to review and verify clinically abnormal results and all positive HIV antibody and drugs-of-abuse records. As an external quality assurance program, LabOne participates in a number of proficiency programs established by the College of American Pathologists, the American Association of Bioanalysts and the Centers for Disease Control.

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

Even though only a small portion of LabOne's business encompasses fee-for-service Medicare/Medicaid, LabOne has appointed a Chief Compliance Officer and 13 Co-Compliance Officers. Additionally, the Company has developed the LabOne Compliance Plan, based on the Model Compliance Plan recommended by the Office of Inspector General of the Department of Health and Human Services to ensure compliance with anti-fraud and abuse laws and rules governing federally-financed reimbursement for lab testing services.

Congress recently enacted the Health Insurance Portability and Accountability Act of 1996. As a transmitter of health information, the Company will be required to maintain administrative, technical, and physical safeguards to protect the integrity and confidentiality of healthcare information against unauthorized uses or disclosures. Compliance with these regulations may be required as early as 2002.

Sales and Marketing

LabOne's client base consists of insurance companies, managed care organizations, third party administrators, occupational health clinics and employers primarily in the United States and Canada. The Company believes that its ability to provide prompt and accurate results on a cost-effective basis, and its responsiveness to customer needs have been important factors in servicing existing business.

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

The sales representatives for the healthcare industry are experienced in the healthcare benefit market or clinical laboratory-related fields, and each currently work in a specific geographic area. Marketing efforts are directed at insurance carriers, self-insured employers and trusts, third party administrators and other organizations nationwide.

Substance abuse marketing efforts are primarily directed at Fortune 1000 companies, occupational health clinics and third party administrators. The Company's strategy is to offer quality service at competitive prices. The sales force focuses on LabOne's ability to offer multiple reporting methods, next-flight-out options, dedicated client service representatives and rapid reporting of results.

Competition

The Company believes that the underwriting services market in the United States and Canada is a $800 million to $1 billion industry. The Company serves approximately 12% of this market. The primary competition in the market includes Hooper Holmes, Inc. and Examination Management Services, Inc. In this market, LabOne has developed long term client relationships and a reputation for providing quality products and services tailored specifically to the insurance industry's needs at competitive prices. The insurance services market continues to be highly competitive with the primary focus of the competition being on pricing and the ability to provide more comprehensive underwriting information services in the market. The continued competition has resulted in a decrease in LabOne's average price per service provided. It is anticipated that prices may continue to decline in 2001. The Company continues to develop innovative data management services that differentiate its products from competitors. These services enable LabOne's clients to expedite the underwriting process, saving time and reducing underwriting costs.

The outpatient clinical laboratory testing market is a $20 billion industry which is highly fragmented and very competitive. The Company faces competition from numerous independent clinical laboratories and hospital- or physician-owned laboratories. Many of the Company's competitors are significantly larger and have substantially greater financial resources than LabOne. The Company is working to establish a solid client base through the use of Lab Card and the establishment of exclusive arrangements with managed care entities to provide laboratory services.

LabOne's business plan is to be the premier low-cost provider of high-quality laboratory services to self-insured employers and insurance companies in the healthcare market. The Company feels that its superior quality and centralized, low-cost operating structure enable it to compete effectively in this market.

LabOne competes in the substance abuse testing market nationwide. There are presently 65 laboratories that are certified by the Substance Abuse and Mental Health Services Administration. The Company's major competitors are the major clinical chains, Laboratory Corporation of America and Quest Diagnostics, which collectively constitute approximately two-thirds of the substance abuse testing market. The Company's focus is fast turnaround with high-quality, low-cost service, with a strategic position of offering the new oral fluid product in the pre-employment market.

Foreign Markets

Lab One Canada Inc. markets insurance testing services to Canadian clients, with laboratory testing performed in the United States. The following table summarizes the revenue, profit and assets applicable to the Company's domestic operations and its subsidiary, Lab One Canada Inc.

	Year ended December 31, (in millions)
	2000	1999	1998
Sales:
United States	$ 161.1	112.5	95.7
Canada	8.1	7.2	6.5

Operating Profit (Loss):
United States	$ 3.9	7.9	11.1
Canada	(0.2)	0.1	0.3

Identifiable Assets:
United States	$ 126.4	116.3	95.2
Canada	1.6	2.1	2.8

Technology Development

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

Employees

As of February 28, 2001, the Company had 1,366 employees, including 61 part-time employees, representing an increase of 204 employees from the same time in 2000. None of the Company's employees are represented by a labor union. The Company believes its relations with employees are good.

ITEM 2. PROPERTIES

The Company's principal operations are located on 54 acres in Lenexa, Kansas, approximately 15 miles from Kansas City, Missouri. Its 268,000 square foot, custom-designed facility houses the Company's laboratory, administrative and warehouse functions. The facility is owned by the Company and financed through $16.3 million in industrial revenue bonds issued by the City of Lenexa, Kansas. The testing laboratory has certain enhancements that improve the efficiency of operations. Conveyor systems transport inbound test kits from the receiving area to the laboratory and remove waste after the opening process. All automated testing equipment requiring purified water is linked directly to a centralized water-purification system. Over 50,000 square feet of raised flooring allows laboratory instruments and PCs to be arranged or moved quickly and easily. The security system includes proximity card readers to control access and a ceiling detector system to prevent foreign substances from being thrown into the laboratory. In addition, three diesel generators and a UPS battery system are on-line in the event of electrical power shortage. These back-up power sources allow specimen testing and data processing to continue until full power is restored, thus assuring LabOne's clients of continuous laboratory operation.

SBSI utilizes three facilities in Independence, Missouri under leases expiring in 2001 and 2003. ExamOne has a five year lease expiring in 2004 for a facility used as office space in Voorhees, New Jersey and leases 14 locations in the eastern United States as regional paramedical offices. LabOne leases 10 locations in Northern California and 9 in the Midwest which serve as LabOne Service Centers. These facilities provide specimen collection services for patients and are typically located in medical office buildings. Lab One Canada Inc. leases office space in Ontario Canada, which is used for sales and client services. This lease expires in 2003. Additionally, Lab One Canada Inc. leases space in Quebec Canada for assembly and distribution of specimen collection kits for Canadian insurance testing. This lease expires in 2002.

ITEM 3. LITIGATION

In the normal course of business, LabOne had certain lawsuits pending at December 31, 2000. During 2000, LabOne became a co-defendant in several cases challenging the processes and science underlying the determination of substituted or adulterated specimens submitted for toxicology testing. The Company believes that it has properly applied regulatory guidelines required for such testing and that the resolution of these claims will have no material adverse impact on the Company's financial results.

The Comptroller of the State of Texas conducted an audit of LabOne for sales and use tax compliance for the years 1991 through 1997 and contended that LabOne's insurance laboratory services are taxable under the Texas tax code. The original assessment of $1.9 million was reduced to only include sales of services for applicants who were residents of Texas. LabOne paid the revised assessment of $521,000 under protest in 2000 and is petitioning the Court for recovery of these amounts, including an additional $47,000 filed and paid in protest during 2001 for the period 1998 through August 1999.

The Internal Revenue Service has performed a review of the reported tax paid by ExamOne World Wide of New Jersey, Inc., and has proposed an increase of the tax reported of $45,000 for the quarters beginning March 31, 1992 through December 31, 1994. LabOne is contesting the claim which has been returned to the Internal Revenue Service examination division for further consideration. No consideration of the potential outcome can be made at this time.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant's common stock trades on The Nasdaq Stock Market® under the symbol LABS. As of March 1, 2000, the outstanding shares were held by approximately 4,500 shareholders of record.

During 1999, the Company paid quarterly dividends of $0.20 per common share in the first two quarters and $0.18 per common share in the third and fourth quarters. The Company did not pay a dividend during 2000. The Board of Directors eliminated the quarterly dividend to retain cash flow to finance the Company's debt obligations and growth plans. Additionally, the Company's expanded line of credit with Commerce Bank, N.A. currently prohibits the payment of dividends under the terms of the line of credit. The Board of Directors will review the dividend policy on a periodic basis.

The following are the high and low prices of the stock for each quarter of 2000 and 1999 (split adjusted):

	2000		1999
	High	Low	High	Low
1st Quarter	$8.75	5.63	12.75	10.08
2nd Quarter	7.88	4.00	11.33	7.88
3rd Quarter	10.31	5.06	11.00	8.25
4th Quarter	8.98	4.38	10.00	5.88

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes certain selected financial information and operating data regarding the Company. This information should be read in conjunction with Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Item 14. (a) (1) and (2), CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE. The balance sheet data as of December 31, 2000, 1999, 1998, 1997 and 1996, and the statement of operations data for each of the years in the five-year period ended December 31, 2000, have been derived from the Company's Consolidated Financial Statements, which have been audited by KPMG LLP, the Company's independent certified public accountants.

Years Ended December 31,
(in thousands, except per share amounts)

	2000	1999	1998	1997	1996

Sales	$ 169,151	119,667	102,227	78,926	59,432

Earnings (loss) from continuing operations	(524)	2,859	4,877	(8,103)	(4,226)

Loss from discontinued operations	—	—	—	(2,342)	(770)
Net earnings (loss)	$ (524)	2,859	4,877	(10,446)	(4,996)

Diluted earnings (loss) from continuing operations per common share	$ (0.05)	0.27	0.50	(0.83)	(0.43)

Diluted loss from discontinued operations per common share	—	—	—	(0.24)	(0.08)

Diluted earnings (loss) per common share	$ (0.05)	0.27	0.50	(1.07)	(0.51)
Dividends per common share	$ —	0.76	0.80	0.80	0.80

Total assets	$ 127,979	118,443	98,007	74,482	196,783
Long term debt	38,677	29,615	18,097	—	—
Stockholders' equity	64,711	71,029	54,539	56,439	174,024

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2000 Compared to 1999

Revenue for the year ended December 31, 2000 was $169.2 million as compared to $119.7 million in 1999. The increase of $49.5 million, or 41%, was due to increases in insurance services revenue of $31.7 million, healthcare revenue of $10.5 million and SAT revenue of $7.3 million. The insurance services segment revenue increased from $77.7 million in 1999 to $109.3 million due primarily to increases of $25.9 million in paramedical testing and an increase of $5.5 million in SBSI revenue. Insurance laboratory testing decreased 2% due to a 1% decrease in average revenue per applicant and a slight decrease in total applicants tested. Healthcare laboratory revenue increased from $24.8 million in 1999 to $35.3 million in 2000 primarily due to a 46% increase in testing volumes. SAT revenue increased from $17.2 million in 1999 to $24.5 million in 2000 primarily due to a 54% increase in testing volumes, partially offset by lower revenue per specimen.

Cost of sales increased $42.7 million, or 60%, for the year as compared to the prior year. This increase is primarily due to increases in paramedical collections, payroll and the cost of motor vehicle and physician statements due to the acquisition and subsequent growth of ExamOne and growth in the healthcare and SAT markets. Insurance segment cost of sales expenses increased to $72.7 million as compared to $41.9 million during 1999 due to the growth of ExamOne and SBSI. Healthcare cost of sales expenses were $23.6 million as compared to $17.1 million during 1999. SAT cost of sales expenses were $18.0 million as compared to $12.6 million during 1999. The increases in the healthcare and SAT segments are due primarily to increased testing volumes.

As a result of the above factors, gross profit increased $6.8 million, or 14%, from $48.1 million in 1999 to $54.9 million in 2000. Insurance gross profit increased $0.9 million, or 2%, to $36.7 million in 2000. Healthcare gross profit improved $4.0 million, from $7.7 million in 1999 to $11.7 million in 2000. SAT gross profit increased $1.9 million from $4.6 million last year to $6.5 million in 2000.

Selling, general and administrative (SGA) expenses increased $11.1 million, or 28%, in 2000 as compared to 1999 primarily due to increases in payroll and benefits, depreciation and amortization expenses. Payroll expenses increased $5.6 million or 30% for the year due to a 33% increase in SGA employees related to growth in the healthcare and SAT divisions and the addition of ExamOne. Depreciation expense increased $1.3 million as compared to last year primarily related to information systems. Amortization expense increased $1.0 million primarily due to a full year of merger goodwill and ExamOne purchase goodwill. Insurance overhead expenditures, including allocated overhead, increased to $26.6 million as compared to $20.3 million in 1999 primarily due to the addition of ExamOne. Healthcare overhead, including allocated overhead, was $14.5 million as compared to $12.2 million in 1999. SAT overhead, including allocated overhead, increased from $5.4 million to $6.9 million. These increases are due to the revenue growth in each segment. The allocation of corporate overhead to the healthcare and SAT segments increased to $7.2 million for the year, as compared to $6.4 million in 1999. Overhead allocated to the insurance segment was $13.3 million for the year.

Operating income decreased from $8.0 million in 1999 to $3.7 million in 2000. The insurance services segment, including overhead allocations, had operating income of $10.1 million as compared to $15.5 million in 1999. The healthcare segment, including overhead allocations, experienced an operating loss of $2.8 million for 2000 as compared to an operating loss of $4.5 million in 1999. The SAT segment, including overhead allocations, had an operating loss of $0.4 million in 2000 as compared to a loss of $0.8 million in 1999. Unallocated operating expenses for the year were $3.2 million related to amortization and corporate expenses. Unallocated operating expenses in 1999 were $2.2 million primarily due to merger expenses, partially offset by gains on the sale of the former laboratory and administrative facilities.

In the fourth quarter 2000, operating income was reduced $2.1 million due to the Company increasing its allowance for doubtful accounts and recognizing other additional expenses. During the quarter, one of the largest SAT clients became delinquent on its trade payments, resulting in the Company reaching an agreement to exchange the trade receivable for a short-term note receivable. As part of the agreement, the balance due from the client was reduced by $0.2 million (See TRENDS) . The Company increased its allowance for doubtful accounts by $0.8 million, due to the specific SAT client and an additional allowance for healthcare receivables. Other additional expenses include $0.7 million in one-time payroll charges, due primarily to severance expense and certain employees' bonus arrangements entered into and in connection with the expansion of ExamOne and SAT.

Non operating expense increased $1.3 million in 2000 as compared to 1999, primarily due to increased interest expense on the line of credit borrowings. Average income tax expense was 138% of pretax income in 2000 as compared to 48% in 1999. The increase is due to the combination of lower pretax earnings and full-year merger amortization expense which is not deductible for tax purposes.

The combined effect of the above factors resulted in a net loss of $0.5 million, or $0.05 per share as compared to net earnings of $2.9 million, or $0.27 per share, in 1999.

1999 Compared to 1998

Revenue for the year ended December 31, 1999 was $119.7 million as compared to $102.2 million in 1998. The increase of $17.4 million, or 17%, was due to increases in insurance services revenue of $8.5 million, healthcare revenue of $6.2 million and SAT revenue of $2.7 million. The insurance services segment revenue increased from $69.1 million in 1998 to $77.7 million due to an increase in non laboratory services, including revenue of $7.4 million from the October 1998 acquisition of SBSI and revenue of $3.3 million from the November 1999 acquisition of ExamOne, partially offset by a 4% decrease in insurance laboratory revenue. This decrease is due to a 3% decrease in total applicants tested and a 1% decrease in the average revenue per applicant. Healthcare laboratory revenue increased from $18.6 million during 1998 to $24.8 million in 1999 primarily due to a 36% increase in testing volumes. SAT revenue increased from $14.5 million in 1998 to $17.2 million in 1999 primarily due to a 26% increase in testing volumes, partially offset by lower revenue per specimen.

Cost of sales increased $14.8 million, or 26%, for the year as compared to the prior year. This increase is primarily due to increases in payroll, paramedical collections and the cost of motor vehicle and physician statements due to the addition of SBSI and ExamOne. Insurance segment cost of sales expenses were $41.9 million as compared to $32.3 million during 1998. Healthcare cost of sales expenses were $17.1 million as compared to $14.5 million during 1998. SAT cost of sales expenses were $12.6 million as compared to $9.9 million during 1998. These increases in the healthcare and SAT segments are due primarily to increased testing volumes.

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

Operating income including overhead allocations decreased from $11.4 million in 1998 to $8.0 million in 1999. The insurance services segment had operating income of $15.5 million as compared to $18.6 million in 1998. The healthcare segment experienced an operating loss of $4.5 million for 1999 as compared to an operating loss of $6.2 million in 1998. The SAT segment had an operating loss of $0.8 million in 1999 as compared to a gain of $0.2 million in 1998. Unallocated operating expenses for the year were $2.2 million related to corporate and merger expenses, partially offset by gains on the sale of the former laboratory and administrative facilities. Unallocated operating expenses in 1998 were $2.7 million.

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

TRENDS

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

Amortization expense during 2000 was $4.3 million. Amortization expense in the future, excluding any adjustments or future goodwill from additional acquisitions, is scheduled to be $4.2 million in 2001, $3.5 million in 2002, $2.2 million in 2003 and $1.7 million in 2004. The majority of the amortization expense is not deductible for tax purposes and has the effect of increasing the average income tax rate.

The insurance underwriting services market continues to be highly competitive. The primary focus of the competition has been on pricing and on the integration of additional services such as paramedical services or connectivity. LabOne continues to maintain its market leadership by providing quality products and services at competitive prices. Prices may continue to decline during 2001 due to competitive pressures. This trend may have a material impact on earnings from operations.

Effective November 5, 1999, LabOne acquired World Wide Health Services, Inc. and World Wide Health Services of New Jersey, a provider of specimen collection and paramedical examination services to life and health insurers. These subsidiaries are operated under the name ExamOne World Wide (ExamOne) and included in the insurance services division of LabOne. The paramedical industry is a low gross margin industry. A substantial percentage of the revenue from a specimen collection is paid back to the contracted phlebotomist or physician. As the revenue from ExamOne grows as a percentage of total LabOne revenue, its lower gross margins will add to the total profitability of LabOne but will reduce the average gross profit margin percentage.

In the healthcare division, the Company continued its trend of growth through the Lab Card Program, aggressive marketing to the physician community and new managed care agreements. The Lab Card Program now has more than 3 million members. In 2000, the program added its largest client to date, Coventry Health Care (formerly Principal Life Insurance Company). The program continued to expand through new members as well as increased participation from existing members.

In addition to its Lab Card covered lives, the healthcare division signed exclusive managed care outpatient laboratory service contracts with Blue Cross and Blue Shield of Kansas City and Kaiser Permanente of Kansas City in early 2000. Including these organizations, LabOne services over 750,000 managed care lives. Managed care organizations and the physicians who are under their contracts continue to choose LabOne for its high-quality testing, disease management data capabilities, and responsive customer service and support.

In addition to its urine drug testing, the SAT division of LabOne has introduced the Intercept ™ drug testing service, a laboratory-based service that identifies commonly used illicit drugs in oral fluid samples. The oral fluid collection avoids the process of collecting and handling of urine samples which has been criticized for being invasive, demeaning and expensive. The collection with the Intercept device is directly observable and efficient. LabOne markets this new service to employers nationwide.

A specific bad debt risk exposure exists in the SAT division. In February 2001, the Company entered into an agreement with one of its largest SAT clients whereby the Company exchanged its trade receivable from the SAT client for a short-term note receivable. In conjunction with the exchange, the Company obtained additional guarantees and more favorable terms under a related services agreement with the SAT client. At the exchange date, the book value of the trade receivable was $2.3 million before an allowance for doubtful accounts of $0.5 million. The note receivable is payable by the SAT client to the Company in weekly installments through June 2001. The SAT client has met its payment commitments through March 23, 2001. The remaining balance of the note receivable at March 23, 2001 was $1.5 million. For trade receivables generated after January 2001, the agreement requires the SAT client to pay its trade liability within 30 days of its receipt of the Company's monthly invoice. There may be an adverse and material financial effect on the Company in the event of default on this agreement by the SAT client.

In addition, there is a general bad debt risk exposure in the SAT and healthcare divisions. The Company has estimated the exposure based on historical information and expected collection rates, and has reserved an appropriate allowance for doubtful accounts.

The Company's new facility was financed through the City of Lenexa, Kansas, with industrial revenue bonds. In conjunction with the bonds, LabOne received income tax credits through the State of Kansas High Performance Incentive Plan to be applied against state income taxes for up to 10 years, or until the credit is completely used. The amount of the credit exceeds $4 million.

LIQUIDITY AND CAPITAL RESOURCES

LabOne's working capital position increased from $19.4 million at December 31, 1999, to $24.6 million at December 31, 2000. This increase is primarily due to cash provided by operations and line of credit borrowings exceeding capital additions and debt payments. Net cash provided by operations decreased from $12.0 million in 1999 to $4.4 million in 2000 due primarily to the reduction in net earnings (loss) and an increase in accounts receivable. The increase is partially attributable to revenue growth and a SAT client who became delinquent (See TRENDS). Accounts receivable grew from $26.3 million as of December 31, 1999 to $33.9 million as of December 31, 2000, due primarily to an increase in revenue growth from all three segments. Total cash and investments at December 31, 2000, were $1.6 million, as compared to $3.0 million at December 31, 1999. Management expects to be able to fund operations from a combination of cash flow from operations and borrowings.

During 1999, LabOne paid dividends of $0.20 per common share (split adjusted) in the first and second quarter. The Company paid dividends of $0.18 per common share in the third and fourth quarter. The total amount of dividends paid during 1999 was $0.76 per share, or $8.0 million. During the first quarter 2000, the Board of Directors eliminated the quarterly dividend to retain cash flow to finance the Company's growth plans and for other corporate purposes.

During 2000, the Company spent $9.1 million for capital investments, as compared to $12.8 million in 1999 and $28.5 million in 1998. Capital expenditures for 2000 were primarily related to expansion of all three business segments, including $3.9 million for information systems improvements and $2.0 million in additional laboratory equipment. Of the amount spent in 1999, $5.2 million was spent on completion of the Company's new facility and $2.1 million was spent on the purchase of ExamOne. Of the amount spent in 1998, approximately $21.6 million was for construction of the Company's new facility, and $3.0 million net cash was used in the purchase of SBSI. Future capital asset expenditures, excluding strategic expansions, are expected to be approximately $6 million annually.

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

Interest on the industrial revenue bonds issued to finance the construction of the Company's new facility is based on a taxable seven-day variable rate which, including letter of credit and remarketing fees, is approximately 6.1% as of March 1, 2001. The bonds mature over the next nine years in increments of $1.85 million per year plus interest. The second principal payment of $1.85 million was paid in September 2000. Interest on the Company's line of credit is currently based on the 30-day LIBOR rate plus 125 basis points and including bank fees is approximately 6.7% as of March 1, 2001.

During the first quarter 2000, the Board of Directors approved a stock repurchase program pursuant to which LabOne is authorized to repurchase up to $10 million of its common stock. During 2000, the Company repurchased 841,000 shares at a cost of approximately $5.9 million. The Company increased in its available line of credit from $15 million to $25 million to accommodate stock repurchases.

During the fourth quarter, the Company adjusted its allowance for doubtful accounts and recognized other additional expenses. These adjustments resulted in the Company not meeting all of the financial covenants on its line of credit and letter of credit. The Company obtained waivers on both deficiencies. The financial impact resulting from paying additional bank fees is considered immaterial.

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

An interest rate risk exposure exists due to LabOne's liability of $16 million in industrial revenue bonds and $23 million borrowing on its line of credit. The interest expense incurred on the bonds is based on a taxable seven-day variable rate, which including letter of credit and remarketing fees, is approximately 6.1% as of March 1, 2001. The interest expense on the line of credit is based on the 30-day LIBOR rate plus 1.25% and is currently approximately 6.7%. Any future increase in interest rates would result in additional interest expense which could be material and could result in a decision to enter into a long-term interest rate swap transaction.

Recent Accounting Developments

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement was amended in June 2000 with Statement of Financial Accounting Standards No. 138 ("SFAS 138"), Accounting for Certain Derivative Instruments and Certain Hedging Activities". This statement establishes accounting and reporting standards for derivative financial instruments and for hedging activities. LabOne does not currently have any derivative instruments or hedging activities. The adoption of SFAS 133, as amended, did not have a material impact on the Company.

In March 2000, the FASB issued Interpretation No 44 "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" (FIN 44"). FIN 44 clarifies the definition of " employee" for purposes of applying APB Opinion No. 25 "Accounting for Stock Issued to Employees", the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting effects of modifications to the terms of a previously fixed stock option or award, the accounting for an exchange of stock compensation awards in a business combination and other issues. FIN 44 was effective July 1, 2000. The implementation of FIN 44 did not have a material effect on the Company's financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB101"), which clarifies certain conditions to be met in order to recognize revenue. The implementation of SAB 101 did not have a material effect on the Company's financial statements.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included under the captions entitled "Information Concerning Nominees for Election as Class B Directors," "Security Ownership of Management," "Security Ownership of Certain Beneficial Owners," "Executive Compensation" and "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to its annual meeting of stockholders to be held May 10, 2001, is incorporated into Items 10, 11, 12 and 13 above by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) (1) and (2) -- The following consolidated financial statements and schedule are attached as a separate section of this report entitled "Consolidated Financial Statements and Schedule":

INDEPENDENT AUDITORS' REPORT

CONSOLIDATED FINANCIAL STATEMENTS:
   Consolidated Balance Sheets, December 31, 2000 and 1999
   Consolidated Statements of Operations, Years Ended
      December 31, 2000, 1999 and 1998
   Consolidated Statements of Stockholders' Equity,
      Years Ended December 31, 2000, 1999 and 1998
   Consolidated Statements of Cash Flows, Years Ended
      December 31, 2000, 1999 and 1998
   Notes to Consolidated Financial Statements

SCHEDULE:
   Schedule II - Valuation and qualifying accounts

All other schedules are omitted because they are not applicable, not required, or the information is included in the Consolidated Financial Statements or the notes thereto.

(b) Reports on Form 8-K

   None.

(c) Exhibits required by Item 601 of Regulation S-K

   (Exhibits follow the Schedule):

Page
2.1*	Distribution Agreement, dated December 20, 1996, between the Registrant and SLH Corporation - attached as Exhibit 2(a) to SLH Corporation's Form 10/A (Amendment No. 1) dated February 4, 1997 (File No. 0-21911).
2.2*	Blanket Assignment, Bill of Sale, Deed and Assumption Agreement, dated as of February 28, 1997, between the Registrant and SLH Corporation - attached as Exhibit 2(b) to SLH Corporation's Form 10/A (Amendment No. 1) dated February 4, 1997 (File No. 0-21911).
2.3*	Agreement and Plan of Merger by and between Lab Holdings, Inc. and LabOne, Inc., dated March 7, 1999 - attached as Appendix A to the Joint Proxy Statement/Prospectus filed as a part of the Registrant's Registration Statement on Form S-4, filed July 2, 1999 (File No. 333-76131).
3.1*	Amended Articles of Incorporation - attached as Exhibit B to Appendix A to the Joint Proxy Statement/Prospectus filed as a part of the Registrant's Registration Statement on Form S-4, filed July 2, 1999 (File No. 333-76131).
3.2*	Certificate of Designations, Preferences, Qualifications and Rights of Series A Preferred Stock, dated February 11, 2000 - attached as Exhibit 3.2 to Annual Report on Form 10-K of LabOne , Inc., a Missouri corporation, for the year ended December 31, 1999.
3.3*	Amended and Restated Bylaws - attached as Exhibit C to Appendix A to the Joint Proxy Statement/Prospectus filed as a part of the Registrant's Registration Statement on Form S-4, filed July 2, 1999 (File No. 333-76131).
4.1*	Trust Indenture dated as of September 1, 1998, between the City of Lenexa, Kansas and Intrust Bank, N.A. related to the issuance of Taxable Industrial Revenue Bonds for the LabOne, Inc. Facility Project - attached as Exhibit 4.1 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Delaware corporation, for the quarter ended September 30, 1998 (File No. 0-15975).
4.2*	Lease Agreement dated as of September 1, 1998, between the City of Lenexa, Kansas and LabOne, Inc. related to the Trust Indenture - attached as Exhibit 4.2 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Delaware corporation, for the quarter ended September 30, 1998 (File No. 0-15975).
4.3*	Reimbursement Agreement dated as of September 1, 1998, between LabOne, Inc. and Commerce Bank, N.A. - attached as Exhibit 4.3 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Delaware corporation, for the quarter ended September 30, 1998 (File No. 0-15975).
4.4*	Letter agreement dated September 4, 1998, between the Registrant and Commerce Bank, N.A. relating to the Registrant's obligations with respect to the Reimbursement Agreement and letters of credit to be issued thereunder - attached as Exhibit 4.4 to the Registrant's Quarterly Report on Form 10- Q of LabOne, Inc., a Delaware corporation, for the quarter ended September 30, 1998 (File No. 0-15975).
4.5*	Warrant to Purchase Shares of Common Stock of LabOne, Inc., issued to USA Managed Care Organization - attached as Exhibit 4.5 to the Annual Report on Form 10-K of LabOne, Inc., a Delaware corporation, for the year ended December 31, 1998 (File No. 0-15975).
4.6*	Warrant to Purchase Shares of Common Stock of LabOne, Inc., issued to Health Plan Services, Inc., dated April 1, 1999 - attached as Exhibit 10.19 to the Registrant's Registration Statement on Form S-4, filed July 2, 1999 (File No. 333-76131).
4.7*	Warrant to Purchase Shares of Common Stock of LabOne, Inc., issued to STC Technologies, Inc., dated April 27, 1999 - attached as Exhibit 10.18 to the Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-4, filed July 2, 1999 (File No. 333-76131).
4.8*	Warrant to Purchase Shares of Common Stock of LabOne, Inc., issued to Larry Glenn, dated November 5, 1999 - attached as Exhibit 4.8 to the Annual Report on Form 10-K of LabOne, Inc., a Missouri corporation, for the year ended December 31, 1999.
4.9*	Rights Agreement and attached exhibits A, B and C, dated as of February 11, 2000, between the Registrant and American Stock Transfer & Trust Company, - attached as Exhibit 4.1 to the Registrant's Form 8-K Current Report, filed February 14, 2000.
10.1*	Registrant's 1997 Directors' Stock Option Plan, as amended - attached as Exhibit 10.4 to the Registrant's Form 10-Q for the quarter ended September 30, 1998. ***
10.2*	Form of Option Agreement with Directors under the Directors' Stock Option Plan, as amended - attached as Exhibit 10.5 to the Registrant's Form 10-Q for the quarter ended September 30, 1998. ***
10.3*	1987 Long-Term Incentive Plan of LabOne, Inc., approved May 16, 1991, with amendments adopted May 21, 1993 and November 9, 1993 - attached as Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993. **
10.4*	Amendment to 1987 Long-Term Incentive Plan of LabOne, Inc., effective February 10, 1995 - attached as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for year ended December 31, 1995. **
10.5*	Amendment to 1987 Long-Term Incentive Plan of LabOne, Inc., effective May 9, 1997 - attached as Exhibit 10.5 to the Annual Report on Form 10-K of LabOne, Inc., a Delaware corporation, for the year ended December 31, 1997 (File No. 0-15975). **
10.6*	1997 Long Term Incentive Plan of LabOne, Inc. - attached as Exhibit 10.1 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Delaware corporation, for the quarter ended June 30, 1998 (File No. 0-15975). **
10.7*	Form of Stock Option Agreement pursuant to the LabOne 1997 Long-Term Incentive Plan - attached as Exhibit 10.2 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Delaware corporation, for the quarter ended June 30, 1998 (File No. 0-15975). **
10.8*	Stock Plan for nonemployee directors of LabOne, Inc.- attached as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994. ***
10.9	Registrant's Annual Incentive Plan. **	50
10.10*	Form of Amended and Restated Indemnification Agreement between the Registrant and its directors - attached as Exhibit 10.10 to the Annual Report on Form 10-K of LabOne, Inc., a Missouri corporation, for the year ended December 31, 1999.
10.11*	Form of Employment Agreement between LabOne, Inc. and its executive officers and certain key employees - attached as Exhibit 10 to the Annual Report on Form 10-K of LabOne, Inc., a Delaware corporation, for the year ended December 31, 1987 (File No. 0-15975). **
10.12*	Employment Agreement between LabOne, Inc. and Thomas J. Hespe - attached as Exhibit 10.14 to the Annual Report on Form 10-K of LabOne, Inc., a Delaware corporation, for the year ended December 31, 1995 (File No. 0-15975). **
10.13*	Employment Agreement between LabOne, Inc. and Gregg R. Sadler - attached as Exhibit 10.14 to the Annual Report on Form 10-K of LabOne, Inc., a Delaware corporation, for the year ended December 31, 1993 (File No. 0-15975). **
10.14*	Employment Agreement between LabOne, Inc. and John W. McCarty - attached as Exhibit 10 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Missouri corporation, for the quarter ended March 31, 2000. **
10.15*	Amendment to Employment Agreement between LabOne, Inc. and Gregg R. Sadler- attached as Exhibit 10.13 to the Annual Report on Form 10-K of LabOne, Inc., a Delaware corporation, for the year ended December 31, 1995 (File No. 0-15975). **
10.16	Amendment to paragraph 2 of Stock Plan for Non-Employee Directors. **	51
10.17*	LabOne, Inc. 2000 Stock Purchase Loan Program - attached as Exhibit 10 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Missouri corporation, for the quarter ended September 30, 2000. **
10.18	Employment Agreement between LabOne, Inc. and W. Thomas Grant II, dated February 11, 2000. **	52
10.19	Consulting Agreement between LabOne, Inc. and James R. Seward, dated January 6, 2000. **	63
10.20	Consulting Agreement between LabOne, Inc. and Robert D. Thompson, dated January 24, 2000. **	66
11.	Statement regarding computation of per share earnings - see Note 1 of Notes to Consolidated Financial Statements, "Earnings Per Share."
21.	Subsidiaries of Registrant - see Note 1 of Notes to Consolidated Financial Statements, "Principles of Consolidation and Basis of Presentation."
24.	Powers of Attorney.	69
99	Cautionary Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.	70

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

LabOne, Inc.

By	/s/ John W. McCarty John W. McCarty	By	/s/ Kurt E. Gruenbacher Kurt E. Gruenbacher
Title:	Executive V.P. and Chief Financial Officer	Title:	V.P. Finance, Chief Accounting Officer, Treasurer and Assistant Secretary
Date:	March 29, 2001	Date:	March 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 29, 2001 in the capacities indicated.

By:	/s/ W. Thomas Grant II W. Thomas Grant II	By:	/s/ John W. McCarty John W. McCarty
Title:	Chairman of the Board, President and Chief Executive Officer	Title:	Executive V.P. and Chief Financial Officer

By:	/s/ Kurt E. Gruenbacher Kurt E. Gruenbacher	By:	*/s/ Joseph H. Brewer Joseph H. Brewer
Title:	V.P. Finance, Chief Accounting Officer, Treasurer and Assistant Secretary	Title:	Director

By:	*/s/ Peter C. Brown Peter C. Brown	By:	*/s/ William D. Grant William D. Grant
Title:	Director	Title:	Director

By:	*/s/ Richard S. Schweiker Richard S. Schweiker	By:	*/s/ James R. Seward James R. Seward
Title:	Director	Title:	Director

By:	*/s/ Janet M. Stallmeyer Janet M. Stallmeyer	By:	*/s/ Chester B. Vanatta Chester B. Vanatta
Title:	Director	Title:	Director

By:	*/s/ John E. Walker John E. Walker	By:	*/s/ R. Dennis Wright R. Dennis Wright
Title:	Director	Title:	Director

		* By:	/s/ Gregg R. Sadler Gregg R. Sadler
Attorney-in-fact

Independent Auditors' Report

The Board of Directors
LabOne, Inc.:

We have audited the accompanying consolidated balance sheets of LabOne, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LabOne, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

February 9, 2001

LabOne, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2000, and 1999

Assets	2000	1999
Current assets:
Cash and cash equivalents	$ 1,571,734	2,983,644
Accounts receivable, net of allowance for doubtful accounts of $4,406,612 in 2000 and $1,981,285 in 1999	33,916,445	26,331,960
Income taxes receivable	2,065,750	1,643,520
Inventories	3,276,794	3,186,853
Prepaid expenses and other current assets	3,948,390	1,772,884
Deferred income taxes (note 4)	2,740,824	1,328,027
Total current assets	47,519,937	37,246,888
Property, plant, and equipment:
Land	2,380,654	2,380,654
Building	28,905,915	28,441,638
Laboratory equipment	22,732,874	20,387,176
Data processing equipment and software	24,034,241	19,932,302
Office and transportation equipment	10,046,536	8,224,223
Leasehold improvements	492,472	240,244
Construction in progress	652,307	1,304,649
	89,244,999	80,910,886
Less accumulated depreciation and amortization	43,936,028	38,106,948
Net property, plant, and equipment	45,308,971	42,803,938
Other assets:
Intangible assets, net of accumulated amortization (note 2)	34,728,754	37,868,921
Bond issue costs, net of accumulated amortization of $40,758 in 2000 and $23,291 in 1999	151,389	168,856
Deferred income taxes (note 4)	—	93,326
Deposits and miscellaneous	270,124	260,795
Total assets	$ 127,979,175	118,442,724

Liabilities and Stockholders' Equity	2000	1999
Current liabilities:
Accounts payable	$ 14,516,703	11,852,403
Accrued payroll and benefits	4,457,136	2,793,721
Other accrued expenses	1,714,033	727,241
Other current liabilities	279,228	551,146
Notes payable	81,250	—
Current portion of long-term debt (note 3)	1,878,845	1,873,577
Total current liabilities	22,927,195	17,798,088
Deferred income taxes (note 4)	1,663,669	—
Long-term payable (note 2)	1,274,415	1,360,000
Long-term debt (note 3)	37,402,934	28,255,139
Total liabilities	63,268,213	47,413,227

Stockholders' equity (note 2):
Preferred stock, $0.01 par value per share; 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value per share; 40,000,000 shares authorized, 13,050,020 shares issued (notes 1 and 6)	130,500	130,500
Additional paid-in capital	31,609,884	32,035,445
Accumulated other comprehensive income	(832,280)	(750,115)
Retained earnings	69,234,884	69,758,872
	100,142,988	101,174,702
Less treasury stock of 2,324,671 shares in 2000 and 1,516,527 shares in 1999, at cost	35,432,026	30,145,205
Total stockholders' equity	64,710,962	71,029,497
Total liabilities and stockholders' equity	$ 127,979,175	118,442,724

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Operations
December 31, 2000, 1999, and 1998

	2000	1999	1998
Sales	$ 169,150,790	119,666,534	102,227,216
Cost of sales	114,274,324	71,543,532	56,719,603
Gross profit	54,876,466	48,123,002	45,507,613

Selling, general, and administrative expenses	51,134,170	40,942,628	34,100,884
Provision for loss on disposal of assets	—	(864,340)	—
Earnings from operations	3,742,296	8,044,714	11,406,729
Other income (expenses):
Investment income	188,823	370,262	861,359
Interest expense	(2,511,738)	(1,410,009)	(70,335)
Other, net	(48,575)	(24,118)	(42,118)
Total other income (expense), net	(2,371,490)	(1,063,865)	748,906
Earnings before income taxes	1,370,806	6,980,849	12,155,635
Income taxes (benefit) (note 4):
Current	1,554,929	849,758	5,823,543
Deferred	339,865	2,505,940	(203,496)
Total income taxes	1,894,794	3,355,698	5,620,047
Earnings (loss) before minority interest	(523,988)	3,625,151	6,535,588
Minority interest (note 2)	—	(766,375)	(1,658,308)
Net earnings (loss)	$ (523,988)	2,858,776	4,877,280
Basic and diluted earnings (loss) per share	$ (0.05)	0.27	0.50

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
December 31, 2000, 1999, and 1998

	Common stock	Additional paid-in capital	Accumulated other comprehensive income- foreign currency translation	Retained earnings	Treasury stock	Compre- hensive income	Total stockholders' equity
Balance at December 31, 1997	$ 7,500,000	1,771,624	(544,212)	77,855,259	(30,143,604)		56,439,067
Comprehensive income:
Net earnings	—	—	—	4,877,280	—	4,877,280	4,877,280
Adjustment from foreign currency translation	—	—	(139,058)	—	—	(139,058)	(139,058)
Comprehensive income						4,738,222
Cash dividends ($.80 per share)	—	—	—	(7,786,924)	—		(7,786,924)
Issuance of 168,885 shares of treasury stock related to acquisiton	—	1,148,733	—	—	—		1,148,733
Balance at December 31, 1998	7,500,000	2,920,357	(683,270)	74,945,615	(30,143,604)		54,539,098
Comprehensive income:
Net earnings	—	—	—	2,858,776	—	2,858,776	2,858,776
Adjustment from foreign currency translation	—	—	(66,845)	—	—	(66,845)	(66,845)
Comprehensive income						2,791,931
Cash dividends ($.76 per share)	—	—	—	(8,045,519)	—		(8,045,519)
Director's stock compensation	—	(20,317)	—	—	—		(20,317)
Stock split and change in par value	(7,369,500)	7,369,500	—	—	—		—
Merger transaction	—	21,765,905	—	—	—		21,765,905
Repurchase of 182 shares for treasury stock	—	—	—	—	(1,601)		(1,601)
Balance at December 31, 1999	130,500	32,035,445	(750,115)	69,758,872	(30,145,205)		71,029,497
Comprehensive income:
Net loss	—	—	—	(523,988)	—	(523,988)	(523,988)
Adjustment from foreign currency translation	—	—	(82,165)	—	—	(82,165)	(82,165)
Comprehensive income						(606,153)
Director's stock compensation	—	(288,033)	—	—	462,895		174,862
Sale of treasury stock (10,000 shares)	—	(137,528)	—	—	198,777		61,249
Repurchase of 841,431 shares for treasury stock	—	—	—	—	(5,948,493)		(5,948,493)
Balance at December 31, 2000	$ 130,500	31,609,884	(832,280)	69,234,884	(35,432,026)		64,710,962

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
December 31, 2000, 1999, and 1998

	2000	1999	1998
Cash provided by (used for) operations:
Net earnings (loss)	$ (523,988)	2,858,776	4,877,280
Adjustments to reconcile net earnings to net cash provided by operations, net of acquisitions:
Depreciation and intangibles amortization	10,866,556	8,518,958	6,191,577
Amortization of investment premiums	—	—	(36,767)
Deferred income taxes	339,865	3,040,662	(315,215)
(Gain) loss on disposal of property, plant, and equipment	5,259	(650,926)	(18,606)
Provision for loss on accounts receivable	3,128,091	2,877,949	1,502,571
Earnings applicable to minority interests	—	766,375	1,658,308
Directors' stock compensation	174,862	(20,317)	62,620
Changes in:
Short-term investments	—	—	1,443,254
Accounts receivable	(10,712,576)	(8,160,453)	(6,774,958)
Income tax receivable	(422,230)	(1,243,744)	1,111,284
Inventories	(89,941)	(1,363,041)	404,990
Prepaid expenses and other current assets	(2,175,506)	979,848	(269,709)
Deposits and miscellaneous	(9,329)	6,280	(1,710,496)
Accounts payable	2,664,300	5,499,704	892,401
Income taxes payable	—	(45,249)	—
Accrued payroll and benefits	1,663,415	(1,354,872)	(619,281)
Other accrued expenses	(211,666)	69,998	186,919
Other current liabilities	(271,918)	196,948	(28,793)
Net cash provided by operations	$ 4,425,194	11,976,896	8,557,379

Cash provided by (used for) investment activities:
Purchase of investments held-to-maturity	$ —	—	(5,461,090)
Proceeds from maturities of investments held-to-maturity	—	—	6,701,893
Property, plant, and equipment additions, net	(9,018,527)	(10,744,497)	(25,489,014)
Acquisition of businesses (note 2)	—	(2,058,460)	(2,967,883)
Acquisition of minority interest (note 2)	—	(12,640,443)	—
Net cash used for investment activities	$ (9,018,527)	(25,443,400)	(27,216,094)

Cash provided by (used for) financing activities:
Issuance of treasury stock	$ 61,249	—	—
Purchase of treasury stock	(5,948,493)	(1,601)	—
Proceeds from bond issue or line of credit	11,000,000	12,000,000	19,900,000
Bond issue costs	—	—	(192,147)
Cash dividends to minority interest	—	(935,730)	—
Payments on long-term debt	(1,856,028)	(1,864,006)	(1,937)
Cash dividends	—	(8,045,519)	(7,786,924)
Net cash provided by financing activities	$ 3,256,728	1,153,144	11,918,992
Effect of foreign currency translation on cash	(75,305)	73,668	(165,965)
Net decrease in cash and cash equivalents	(1,411,910)	(12,239,692)	(6,905,688)
Cash and cash equivalents at beginning of year	2,983,644	15,223,336	22,129,024
Cash and cash equivalents at end of year	$ 1,571,734	2,983,644	15,223,336

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$ 2,439,378	1,377,621	5,450,841
Interest paid	$ 2,440,516	2,279,366	240,586

Supplemental schedule of noncash investing and financing activities:
Details of acquisitions:
Fair value of assets acquired - acquisition	$ —	5,796,621	6,223,162
Fair value of assets acquired - merger	—	34,259,789	—
Liabilities assumed	—	(2,078,342)	(645,198)
Stock issued	—	(19,278,214)	(2,000,000)
Liabilities issued	—	(1,440,000)	—
Fair value of stock options and warrants	—	(2,341,132)	—
Cash paid	—	14,918,722	3,577,964
Less cash acquired	—	219,819	610,081
Net cash paid for acquisition	$ —	14,698,903	2,967,883

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2000, 1999, and 1998

(1) Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

On August 10, 1999, LabOne, Inc. was merged into Lab Holdings, Inc. (Lab Holdings), its parent. The combined company's name was then changed to LabOne, Inc. (see note 2). The accompanying consolidated financial statements include the accounts of LabOne, Inc. (LabOne or the Company) and its wholly owned subsidiaries: LabOne Canada, Inc.; Systematic Business Services, Inc.; and ExamOne World Wide, Inc. (and its wholly owned subsidiary, ExamOne World Wide of New Jersey, Inc.). All significant intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits in banks, marketable securities with original maturities of three months or less, money market investments, and overnight investments that are stated at cost, which approximates market value.

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

Property, Plant, and Equipment

Property, plant, and equipment additions are recorded at cost, which includes interest capitalized during construction when material. Facilities leased pursuant to revenue bond financing transactions are accounted for as purchases, with the cost of the leased property included in property, plant, and equipment and the related obligation included in long-term debt.

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

Impairment of Long-Lived Assets

When facts and circumstances indicate potential impairment, LabOne evaluates the recoverability of carrying values of long-lived assets, including intangibles, using estimates of undiscounted future cash flows over remaining asset lives. When impairment is indicated, any impairment loss is measured by the excess of carrying values over fair values. During the fourth quarter of 1997, LabOne decided to dispose of its office and headquarters building and lab facility, which, net of accumulated depreciation, was classified as real estate available-for-sale at December 31, 1998. An impairment loss of $6,553,279 related to the anticipated sale was recorded in 1997, which reduced the carrying value to $3,515,000. In 1999, the Company sold all real estate available-for-sale for $4,379,340 and recognized a gain of $864,340.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Estimates of fair values are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could affect the estimates. The fair market value of LabOne's financial instruments at December 31, 2000 and 1999 approximates their carrying values.

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

Earnings Per Share

Basic earnings per share are computed using the weighted average number of common shares, and diluted earnings per share are computed using the weighted average number of common shares and dilutive stock options.

The following table reconciles the weighted average common shares used in the basic earnings per share calculation, and the weighted average common shares and common share equivalents used in the diluted per share calculation:

	2000	1999	1998
Weighted average common shares (basic)	10,868,666	10,443,728	9,733,655
Employee stock options	—	7,704	—
Weighted average common shares and common share equivalents (diluted)	10,868,666	10,451,432	9,733,655

(2) Merger, Acquisitions, and Intangible Assets

The cost and accumulated amortization of intangible assets at December 31, 2000 and 1999 are as follows:

	2000	1999
Excess of cost over fair value of net assets acquired	$ 59,496,203	58,383,330
Accumulated amortization	24,767,449	20,514,409
Intangible assets, net of accumulated amortization	$ 34,728,754	37,868,921

On August 10, 1999, LabOne, Inc. was merged into Lab Holdings, its parent, upon the approval of the required number of shareholders of both companies at their respective annual meetings. The combined company's name was then changed to LabOne, Inc. The merger provisions included a 3-for-2 stock split for all Lab Holdings shares. LabOne shares which did not elect the cash option were exchanged for combined company shares on a 1-for-1 basis. The Company paid $10,264,000 in cash for 805,000 shares of LabOne common stock, which were exchanged for cash of $12.75 per share. Also, the Company paid $2,318,000 in related transaction costs. The transaction was accounted for as the acquisition of minority interest under the purchase method. The result of the merger was approximately $24,124,000 of goodwill, which is being amortized over a twenty-year period and the elimination of minority interest.

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

The above acquisitions have been accounted for under the purchase method and, accordingly, the operating results of the acquired companies have been included in the consolidated statements of operations from the dates of acquisition. Contingent consideration will be recorded when earned and will increase goodwill. The following unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 2000 and 1999 assumes the acquisitions occurred as of January 1, 1998:
	2000	1999	1998
Sales	$169,150,790	128,581,000	118,278,000
Net earnings (loss)	(523,988)	2,598,000	4,198,000
Earnings per share - basic and diluted	(0.05)	0.25	0.43

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, and is not intended to be a projection of future results.

(3) Long-Term Debt

Long-term debt consists of the following as of December 31, 2000 and 1999:
	2000	1999
Taxable industrial revenue bonds, Series 1998A, principal payable annually through September 1, 2009, interest payable monthly at a rate adjusted weekly based on short-term United States treasury obligations (6.64% at December 31, 2000), secured by the Company's facility and an irrevocable bank letter of credit	$ 16,300,000	18,150,000
Line of credit, variable interest rate (6.56% at December 31, 2000), principal due March 10, 2002	23,000,000	12,000,000
Various capital leases, principal and interest payable monthly through May 2003, interest ranging from 7% to 12%, collateralized by office equipment	60,567	66,595
Total long-term debt	39,360,567	30,216,595
Less:
Current portion	1,878,845	1,873,577
Unamortized discount	78,788	87,879
Long-term debt, net	$ 37,402,934	28,255,139

Aggregate maturities of long-term debt as of December 31, 2000 are as follows:
	Bonds	Line of	Capital
	payable	credit	leases	Total
2001	$ 1,850,000	—	28,845	1,878,845
2002	1,850,000	23,000,000	19,661	24,869,661
2003	1,850,000	—	6,923	1,856,923
2004	1,800,000	—	4,548	1,804,548
2005	1,800,000	—	590	1,800,590
Thereafter	7,150,000	—	—	7,150,000
	$ 16,300,000	23,000,000	60,567	39,360,567

On March 9, 2000, the Company increased its line from $15 million to $25 million. The proceeds of the additional $10 million are to be used to finance the repurchase of the Company's common stock and to finance daily operations. The line of credit bears variable interest, which at December 31, 2000 was approximately 6.56%. The principal of the line of credit is due on March 10, 2002. Under the terms of the agreement, the Company agrees not to merge or consolidate with another entity, not to pay dividends or make any other payments to shareholders, and to maintain a certain tangible net worth and certain other financial ratios. Certain financial ratios were not met during the year, however, a waiver from such ratios was obtained by the Company subsequent to year-end.

(4) Income Taxes

The components of current and deferred income taxes (benefit) are as follows for the years ended December 31:
	2000	1999	1998
Current:
Federal	$ 1,974,434	652,087	4,602,389
State	(328,696)	82,612	1,104,033
Foreign	(90,809)	115,059	117,121
Total current	1,554,929	849,758	5,823,543
Deferred:
Federal	(30,722)	2,490,548	(164,999)
State	289,848	(12,669)	25,177
Foreign	80,739	28,061	(63,674)
Total deferred	339,865	2,505,940	(203,496)
	$ 1,894,794	3,355,698	5,620,047

Total income taxes differ from the amounts computed by applying the federal statutory income tax rate of 34% to earnings before income taxes for the following reasons (for the years ended December 31):
	2000	1999	1998
Application of statutory income tax rate	$ 466,074	2,373,488	4,132,916

Goodwill amortization	1,078,477	803,920	576,618
Changes in valuation allowance and recomputation of deferred tax assets	130,603	—	—
Foreign taxes, net	(3,182)	61,379	7,598
State income taxes, net	(25,639)	46,162	631,076
Other, net	248,461	70,749	271,834
	$ 1,894,794	3,355,698	5,620,042

The tax effects of temporary differences that create significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

	2000	1999
Deferred current income tax assets (liabilities):
Accrued vacation	$ 470,666	361,914
Accrued expenses not deducted for tax	507,036	109,648
Bad debts	1,720,071	763,403
Inventory adjustment	—	33,391
Other items	43,051	59,671
Total deferred current income tax assets, net	2,740,824	1,328,027

Deferred noncurrent tax assets (liabilities):
Capital loss and net operating loss carryforward	147,485	934,658
Depreciation and amortization	(445,411)	(168,796)
Capitalized software	(524,457)	—
Goodwill	(370,241)	—
Acquired subsidiary cash to accrual adjustment	(64,381)	(92,767)
Other items	(259,179)	16,143
Kansas High Performance Incentive Program credit carryforward, net	4,764,182	3,363,000
	3,247,998	4,052,238
Valuation allowance	(4,911,667)	(3,958,912)
Total deferred noncurrent tax assets (liabilities), net	(1,663,669)	93,326
Total deferred income tax, net	$ 1,077,155	1,421,353

In conjunction with building its new facility, LabOne has received the Kansas High Performance Incentive Program (HPIP) tax credit. LabOne was certified by the State of Kansas, and received a credit to offset all of its 1999 and 2000 Kansas income tax liability related to operations of the new facility. Any unused portion of the credit can be carried forward for a period of ten years, provided LabOne continues to meet requirements of the program. HPIP credits qualified in 1999 for potential use in 1999 and subsequent years were approximately $4,060,000. LabOne used HPIP credits of approximately $71,000 and $170,000 in 2000 and 1999, respectively. A valuation allowance has been provided because the Company must prove it has the requisite employee wage scale and other specified items before it may use the qualified credits already earned.

LabOne has certain capital loss carryovers that were attributes of the former Lab Holdings. These loss deductions give rise to deferred tax assets, however, a valuation allowance has been provided because full realization of the deferred tax assets is not expected. However, LabOne was able to use all of the federal net operating loss deduction in 2000. The usage of this net operating loss reduced income taxes by $272,000.

(5) Benefit Plans

LabOne maintains a money purchase pension plan for all employees who have completed one-half year of service and have attained age twenty and one-half years. The plan is a defined contribution plan under which LabOne contributes a percentage of a participant's annual compensation. LabOne's contributions net of forfeitures to the plan were $2,351,000, $2,056,000, and $1,803,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

LabOne has a profit sharing (401(k)) plan for all employees who have completed six months of service and a minimum of five hundred hours of service and have attained the age of twenty and one-half years. LabOne contributes on behalf of each participant an amount equal to 50% of the participant's annual contributions, but not in excess of 5% of the participant's annual compensation. LabOne's contributions are invested in LabOne common stock. LabOne's contributions to the plan net of forfeitures for the years ended December 31, 2000, 1999, and 1998 were $913,000, $830,000, and $663,000, respectively.

(6) Stock Options and Warrants

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

In connection with the merger transaction, stock options held by premerger LabOne employees were converted on a 1-for-1 basis to options on the Company's common shares. All eligible Company employees are now covered by this plan. A summary of the status of this stock option plan as of December 31, 2000, 1999, and 1998 and changes during the years then ended is presented below:

	2000		1999		1998
Fixed options	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	1,953,299	$13.85	1,837,927	$14.30	1,614,068	$14.30
Granted	299,500	6.57	315,060	11.48	330,859	15.02
Exercised	—	—	(27,000)	10.31	(40,300)	10.64
Forfeited	(282,222)	12.98	(172,688)	15.71	(66,700)	17.87
Outstanding at end of year	1,970,577	12.87	1,953,299	13.85	1,837,927	14.38

Options exercisable at year-end	1,242,090	$13.89	1,138,489	$13.87	968,683	$13.44

The following table summarizes information about stock options at December 31, 2000:

	Options outstanding			Options exercisable
Range of exercise prices	Number out- standing	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exer- cisable	Weighted average exercise price
$ 5.75 - 6.94	294,500	9.20	$ 6.57	25,000	$ 6.13
9.38 - 9.97	299,849	4.05	9.77	197,049	9.85
11.13 - 11.63	301,696	3.16	11.44	301,696	11.44
12.17 - 14.38	310,397	6.55	13.39	173,237	13.77
14.75 - 15.81	280,385	7.31	15.18	173,231	15.17
15.88 - 17.81	394,491	6.05	17.07	290,218	17.04
18.50 - 23.88	89,259	4.02	21.28	81,659	21.44

5.75 - 23.88	1,970,577	5.94	12.87	1,242,090	13.89

The weighted average per share fair value of stock options granted during 2000, 1999, and 1998 was $3.65, $2.46, and $3.54, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	2000	1999	1998
Expected dividend yield	—%	7.0	4.8
Risk-free interest rate	6.6%	5.8	5.0
Expected volatility factor	46.4%	43.0	33.9
Expected life (years)	6	6	6

Since the Company applies APB No. 25 in accounting for its plans, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company recorded compensation cost based on the fair value of options at the grant date, the Company's net earnings and earnings (loss) per share would have been reduced (increased) by approximately the following: $659,000, or $.06 per share, in 2000; $633,000, or $.06 per share, in 1999; and $515,000, or $.05 per share, in 1998.

Pro forma net earnings reflect only options granted in 2000, 1999, and 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation costs are reflected over the options' vesting periods. Compensation cost for prior option grants is not considered.

At December 31, 1998, the directors of Lab Holdings had 60,000 stock options at a weighted average price of $26.50 per share, of which 20,000 were exercisable. As a result of the merger, the exercisable options were adjusted to reflect the 3-for-2 stock split. The resulting 30,000 LabOne stock options have an exercise price of $17.66 per share.

LabOne entered marketing agreements with two companies during 1998. In conjunction with these agreements, LabOne granted warrants for the purchase of 1,000,000 shares of common stock at an exercise price equal to the fair value of the stock at the grant date (500,000 shares at $17.00 and 500,000 shares at $15.44). During the first quarter of 1999, the marketing agreement with shares valued at $17.00 was terminated. The remaining warrants become exercisable each quarter for five years provided certain conditions are met, including achievement of certain levels of revenues. During 2000 and 1999, warrants to purchase 125,000 shares per year were forfeited.

(7) Business Segment Information

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

Operating income (loss) of each line of business is computed as sales less directly identifiable and allocated expenses. In computing operating income (loss) of lines of business, none of the following items have been allocated: general corporate expenses, investment income, goodwill, or other income (expenses). Identifiable assets by line of business are those assets that are used in the Company's operations in each line of business. General corporate assets are principally cash, investment securities, and goodwill.

Following is a summary of line of business information as of and for the years ended December 31, 2000, 1999, and 1998 (in thousands):

	2000	1999	1998
Sales:
Insurance services	$ 109,349	77,687	69,149
Healthcare services	35,267	24,793	18,600
Substance abuse testing	24,535	17,187	14,478
Total sales	$ 169,151	119,667	102,227

Operating income (loss):
Insurance services	$ 10,114	15,465	18,607
Healthcare services	(2,824)	(4,472)	(6,188)
Substance abuse testing	(384)	(771)	204
General corporate expenses	(3,163)	(2,178)	(1,217)
Investment income	189	370	861
Other expense, net	(2,561)	(1,433)	(112)
Earnings before income taxes	1,371	6,981	12,155
Income tax expense	(1,895)	(3,356)	(5,620)
Minority interests	—	(766)	(1,658)
Net earnings (loss)	$ (524)	2,859	4,877

Identifiable assets:
Insurance services	$ 57,681	57,434	34,597
Healthcare services	17,757	12,001	5,493
Substance abuse testing	18,271	11,588	6,449
General corporate assets	34,270	37,420	51,468
Total assets	$ 127,979	118,443	98,007

Capital expenditures:
Insurance services	$ 1,512	7,334	2,090
Healthcare services	1,887	927	501
Substance abuse testing	1,404	1,389	424
General corporate	4,668	5,016	22,474

Depreciation and amortization:
Insurance services	$ 4,990	3,948	3,112
Healthcare services	1,433	1,019	797
Substance abuse testing	1,464	1,146	810
General corporate	2,980	2,406	1,473

(8) Quarterly Financial Data (Unaudited)

A summary of unaudited quarterly results of operations for 2000 and 1999 is as follows (in thousands except per share data):

	Three months ended
	March 31	June 30	September 30	December 31
2000:
Sales	$ 40,581	39,161	43,627	45,782
Gross profit	13,998	13,380	13,944	13,555
Earnings (loss) before income taxes	1,157	1,090	1,196	(2,072)
Net earnings (loss)	418	364	357	(1,663)
Basic and diluted earnings (loss) per share	0.04	0.03	0.03	(0.16)
Dividends per share	—	—	—	—

1999:
Sales	$ 27,328	28,572	28,814	34,952
Gross profit	11,677	11,568	11,712	13,166
Earnings before income taxes	2,341	2,021	1,345	1,273
Net earnings	1,000	793	523	543
Basic and diluted earnings per share	0.10	0.08	0.05	0.05
Dividends per share	0.20	0.20	0.18	0.18

Share and per share data have been adjusted for the 3-for-2 stock split in connection with the merger transaction (see note 2). Quarterly amounts do not necessarily add to the annual amount as a result of rounding quarterly amounts.

In the fourth quarter 2000, net earnings decreased due to adjustments in the Company's allowance for doubtful accounts and nonrecurring labor charges.

(9) Commitments and Contingencies

Tax Assessment

The Comptroller of the State of Texas has conducted an audit of LabOne for sales and use tax compliance for the years 1991 through 1997, and contends that LabOne's insurance laboratory services are taxable under the Texas tax code. The Texas Comptroller has issued a tax audit assessment, including interest and penalties, of $521,000. In 2000, the Company paid this revised assessment plus an additional $47,000 during 2001 for the years 1998 through August 1999. All amounts paid are under appeal as the Company argues that its services do not fit within the definition of insurance services under the Texas code. The assessment is under review by the Texas Comptroller's administrative law judge's office. At this time, the Company is unable to predict the ultimate outcome of this appeal.

The Internal Revenue Service has performed a review of the reported tax paid by ExamOne World Wide of New Jersey, Inc., and has proposed an increase of the tax reported of $45,000 for the quarters beginning March 31, 1992 through December 31, 1994. LabOne is contesting the claim which has been returned to the Internal Revenue Service examination division for further consideration. No determination of the potential outcome can be made at this time.

Leases

LabOne has several noncancelable operating leases, primarily for land and buildings, and other commitments that expire through 2004, including a lease for office space from an entity owned by an employee. Rental expense for these operating leases during 2000, 1999, and 1998 amounted to $868,000, $513,000, and $539,000, respectively.

Future minimum lease payments and other commitments under these agreements as of December 31, 2000 are:

Year	Amount
2001	$ 1,022,000
2002	850,000
2003	640,000
2004	359,000
2005	40,000
$ 2,911,000

Leases are expected to be secured or replaced in the ordinary course of business as they expire.

				Schedule I

LabOne, Inc. and Subsidiaries
Valuation and Qualifying Accounts
Years ended December 31, 2000, 1999, and 1998

Description	Balance at beginning of year	Additions- charged to selling, general, and administrative expenses	Deductions- uncollectible accounts	Balance at end of year
Allowance for doubtful accounts:
Year ended December 31, 2000	$ 1,981,285	3,128,091	702,764	4,406,612
Year ended December 31, 1999	$ 2,326,716	2,877,949	3,223,380	1,981,285
Year ended December 31, 1998	$ 968,295	1,502,572	144,151	2,326,716

See accompanying independent auditors' report.