Form 10-K/A
period 2000-12-31
LABONE INC/
filed 2001-04-06
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Amendment No. 1

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant's common stock trades on The Nasdaq Stock Market® under the symbol LABS. As of March 1, 2001, the outstanding shares were held by approximately 4,500 shareholders of record.

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

During the first quarter 2000, the Board of Directors approved a stock repurchase program pursuant to which LabOne is authorized to repurchase up to $10 million of its common stock. During 2000, the Company repurchased 841,000 shares at a cost of approximately $5.9 million. The Company increased its available line of credit from $15 million to $25 million to accommodate stock repurchases.

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

(d) Not applicable

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Registrant has duly caused this report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized.

LabOne, Inc.

By	/s/ John W. McCarty John W. McCarty	By	/s/ Kurt E. Gruenbacher Kurt E. Gruenbacher
Title:	Executive V.P. and Chief Financial Officer	Title:	V.P. Finance, Chief Accounting Officer, Treasurer and Assistant Secretary
Date:	April 5, 2001	Date:	April 5, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report, as amended, has been signed below by the following persons on behalf of the Registrant on April 5, 2001 in the capacities indicated.

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

LabOne, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
December 31, 2000, 1999, and 1998

	2000	1999	1998
Cash provided by (used for) operations:
Net earnings (loss)	$ (523,988)	2,858,776	4,877,280
Adjustments to reconcile net earnings to net cash provided by operations, net of acquisitions:
Depreciation and intangibles amortization	10,866,556	8,518,958	6,191,577
Amortization of investment premiums	—	—	(36,767)
Deferred income taxes	339,865	3,040,662	(315,215)
(Gain) loss on disposal of property, plant, and equipment	5,259	(650,926)	(18,606)
Provision for loss on accounts receivable	3,128,091	2,877,949	1,502,571
Earnings applicable to minority interests	—	766,375	1,658,308
Directors' stock compensation	174,862	(20,317)	62,620
Changes in:
Short-term investments	—	—	1,443,254
Accounts receivable	(10,712,576)	(8,160,453)	(6,774,958)
Income tax receivable	(422,230)	(1,243,744)	1,111,284
Inventories	(89,941)	(1,363,041)	404,990
Prepaid expenses and other current assets	(2,175,506)	979,848	(269,709)
Deposits and miscellaneous	(9,329)	6,280	(1,710,496)
Accounts payable	2,664,300	5,499,704	892,401
Income taxes payable	—	(45,249)	—
Accrued payroll and benefits	1,663,415	(1,354,872)	(619,281)
Other accrued expenses	(211,666)	69,998	186,919
Other current liabilities	(271,918)	196,948	(28,793)
Net cash provided by operations	$ 4,425,194	11,976,896	8,557,379

Cash provided by (used for) investment activities:
Purchase of investments held-to-maturity	$ —	—	(5,461,090)
Proceeds from maturities of investments held-to-maturity	—	—	6,701,893
Property, plant, and equipment additions, net	(9,018,527)	(10,744,497)	(25,489,014)
Acquisition of businesses (note 2)	—	(2,058,460)	(2,967,883)
Acquisition of minority interest (note 2)	—	(12,640,443)	—
Net cash used for investment activities	$ (9,018,527)	(25,443,400)	(27,216,094)

Cash provided by (used for) financing activities:
Issuance of treasury stock	$ 61,249	—	—
Purchase of treasury stock	(5,948,493)	(1,601)	—
Proceeds from bond issue or line of credit	11,000,000	12,000,000	19,900,000
Bond issue costs	—	—	(192,147)
Cash dividends to minority interest	—	(935,730)	—
Payments on long-term debt	(1,856,028)	(1,864,006)	(1,937)
Cash dividends	—	(8,045,519)	(7,786,924)
Net cash provided by financing activities	$ 3,256,728	1,153,144	11,918,992
Effect of foreign currency translation on cash	(75,305)	73,668	(165,965)
Net decrease in cash and cash equivalents	(1,411,910)	(12,239,692)	(6,905,688)
Cash and cash equivalents at beginning of year	2,983,644	15,223,336	22,129,024
Cash and cash equivalents at end of year	$ 1,571,734	2,983,644	15,223,336

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$ 2,440,516	2,279,366	5,450,841
Interest paid	$ 2,439,378	1,377,621	240,586

Supplemental schedule of noncash investing and financing activities:
Details of acquisitions:
Fair value of assets acquired - acquisition	$ —	5,796,621	6,223,162
Fair value of assets acquired - merger	—	34,259,789	—
Liabilities assumed	—	(2,078,342)	(645,198)
Stock issued	—	(19,278,214)	(2,000,000)
Liabilities issued	—	(1,440,000)	—
Fair value of stock options and warrants	—	(2,341,132)	—
Cash paid	—	14,918,722	3,577,964
Less cash acquired	—	219,819	610,081
Net cash paid for acquisition	$ —	14,698,903	2,967,883

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

On August 10, 1999, LabOne, Inc. was merged into Lab Holdings, its parent, upon the approval of the required number of shareholders of both companies at their respective annual meetings. The combined company's name was then changed to LabOne, Inc. The merger provisions included a 3-for-2 stock split for all Lab Holdings shares. LabOne shares which did not elect the cash option were exchanged for combined company shares on a 1-for-1 basis. The Company paid $10,264,000 in cash for 805,000 shares of LabOne common stock, which were exchanged for cash of $12.75 per share. Also, the Company paid $2,318,000 in related transaction costs. The transaction was accounted for as the acquisition of minority interest under the purchase method. The result of the merger was approximately $24,383,000 of goodwill, which is being amortized over a twenty-year period and the elimination of minority interest.

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

The paramed billing service provider was acquired for $1,912,000 in cash and a stock warrant purchase agreement. In the agreement, the former owner of the paramed billing service provider may receive up to 250,000 common shares if specified revenue targets are achieved. Alternatively, the Company may be obligated to make cash payments of up to $1,000,000 depending on the Company's stock price. The Company believes it is likely the cash payment will be required and has, therefore, reported the $1,000,000 cash payment as a component of the purchase price. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $3,489,000 is being amortized over fifteen years.

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

Total income taxes differ from the amounts computed by applying the federal statutory income tax rate of 34% to earnings before income taxes for the following reasons (for the years ended December 31):
	2000	1999	1998
Application of statutory income tax rate	$ 466,074	2,373,488	4,132,916

Goodwill amortization	1,078,477	803,920	576,618
Changes in valuation allowance and recomputation of deferred tax assets	130,603	—	—
Foreign taxes, net	(3,182)	61,379	7,598
State income taxes, net	(25,639)	46,162	631,076
Other, net	248,461	70,749	271,839
	$ 1,894,794	3,355,698	5,620,047

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