Form 10-Q
period 2001-03-31
LABONE INC/
filed 2001-05-11
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2001

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

Yes /X/    No /  /

Number of shares outstanding of only class of Registrant's common stock, $.01 par value, as of April 30, 2001 - 10,725,349 net of 2,324,671 shares held as treasury stock.

LabOne, Inc.

Form 10-Q for the First Quarter, 2001

Table of Contents
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements:
Consolidated Balance Sheets
Consolidated Statements of Earnings
Consolidated Statement of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Financial Statements
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Selected Financial Data
First Quarter Analysis
Financial Position, Liquidity and Capital Resources
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LabOne, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$ 1,516,063	1,571,734
Accounts receivable - trade, net of allowance for doubtful accounts of $3,063,402 in 2001 and $4,406,612 in 2000	37,386,286	33,916,445
Income taxes receivable	716,415	2,065,750
Inventories	3,237,501	3,276,794
Prepaid expenses and other current assets	5,386,410	3,948,390
Deferred income taxes	2,200,741	2,740,824
Total current assets	50,443,416	47,519,937
Property, plant and equipment	90,938,989	89,244,999
Less accumulated depreciation	45,609,067	43,936,028
Net property, plant and equipment	45,329,922	45,308,971
Other assets:
Intangible assets, net of accumulated amortization	35,078,437	34,728,755
Bond issue costs, net of accumulated amortization of $45,125 in 2001 and $40,758 in 2000	147,021	151,388
Deposits and other assets	291,996	270,124
Total assets	$ 131,290,792	127,979,175

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 14,764,060	14,516,703
Accrued payroll and benefits	5,090,490	4,457,136
Other accrued expenses	1,617,550	1,714,033
Other current liabilities	238,012	279,228
Notes payable	—	81,250
Current portion of long-term debt	1,878,534	1,878,845
Total current liabilities	23,588,646	22,927,195
Deferred income taxes - noncurrent	1,932,666	1,663,669
Long-term payable	1,274,415	1,274,415
Long-term debt	39,398,529	37,402,934
Total liabilities	66,194,256	63,268,213

Stockholders' equity:
Preferred stock, $.01 par value per share; 3,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value per share; 40,000,000 shares authorized, 13,050,020 shares issued	130,500	130,500
Additional paid-in capital	31,609,884	31,609,884
Equity adjustment from foreign currency translation	(843,716)	(832,280)
Retained earnings	69,631,894	69,234,884
	100,528,562	100,142,988
Less treasury stock of 2,324,671 shares in 2001 and 2,324,671 shares in 2000	35,432,026	35,432,026
Total stockholders' equity	65,096,536	64,710,962
Total liabilities and stockholders' equity	$ 131,290,792	127,979,175

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

LabOne, Inc. and Subsidiaries

Consolidated Statements of Earnings

	Quarter ended March 31,
	2001	2000
Sales	$ 50,044,803	40,581,050

Cost of sales
Cost of sales expenses	34,344,418	26,045,052
Depreciation expense	645,811	538,304
Total cost of sales	34,990,229	26,583,356
Gross profit	15,054,574	13,997,694

Selling, general and administrative
Selling, general and administrative expenses	11,000,557	10,404,987
Depreciation expense	1,194,189	929,591
Amortization expense	1,053,241	1,036,359
Total selling, general and administrative	13,247,987	12,370,937
Earnings from operations	1,806,587	1,626,757

Interest expense	(650,233)	(495,279)
Interest income and other	94,958	25,176
Earnings before income taxes	1,251,312	1,156,654

Income tax expense	854,302	739,036
Net earnings	$ 397,010	417,618

Basic earnings per common share	$ 0.04	0.04
Diluted earnings per common share	$ 0.04	0.04

Basic weighted average common shares outstanding	10,725,349	11,321,449
Effect of dilutive securities--stock options	2,449	3,299
Diluted weighted average common shares outstanding	10,727,798	11,324,748

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

LabOne, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity

Three Months Ended March 31, 2001
			Accumulated
		Additional	other			Total
	Common	paid-in	comprehensive	Retained	Treasury	stockholders'	Comprehensive
	stock	capital	income	earnings	stock	equity	income
Balance at December 31, 2000	$ 130,500	31,609,884	(832,280)	69,234,884	(35,432,026)	64,710,962
Comprehensive income:
Net earnings				397,010		397,010	397,010
Equity adjustment from
foreign currency translation			(11,436)			(11,436)	(11,436)
Comprehensive income							385,574
Balance at March 31, 2001	$ 130,500	31,609,884	(843,716)	69,631,894	(35,432,026)	65,096,536

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

LabOne, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Three months ended March 31,
	2001	2000
Cash provided by (used for) operations:
Net earnings	$ 397,010	417,618
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	2,899,258	2,510,894
Provision for loss on accounts receivable	325,015	758,209
Loss on disposal of property and equipment	11,281	1,911
Directors' stock compensation	—	39,845
Provision for deferred taxes	809,157	(294,980)
Changes in:
Accounts receivable	(3,794,856)	(2,763,053)
Income taxes receivable	1,349,335	1,186,549
Inventories	39,293	870,864
Prepaid expenses and other current assets	(1,398,020)	(686,693)
Accounts payable	247,357	196,922
Accrued payroll & benefits	633,354	1,217,408
Other accrued expenses	(124,483)	112,010
Other current liabilities	(41,216)	45,679
Other	(21,872)	—
Net cash provided by (used for) operations	1,330,613	3,613,183
Cash provided by (used for) investment transactions:
Property, plant and equipment, net	(1,933,447)	(1,706,200)
Acquisition of businesses	(1,434,298)	(18,573)
Other	—	14,884
Net cash used for investment transactions	(3,367,745)	(1,709,889)
Cash provided by (used for) financing transactions:
Purchase of treasury stock	—	(5,742,043)
Line of credit, net	2,000,000	3,000,000
Payments on long-term debt	(6,989)	(5,716)
Net cash provided by (used for) financing transactions	1,993,011	(2,747,759)
Effect of foreign currency translation	(11,550)	32,239
Net decrease in cash and cash equivalents	(55,671)	(812,226)
Cash and cash equivalents - beginning of period	1,571,734	2,983,644
Cash and cash equivalents - end of period	$ 1,516,063	2,171,418
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 688,164	478,193
Income taxes	$ 17,914	102,505

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

LabOne, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2001 and 2000

The accompanying consolidated financial statements include the accounts of LabOne, Inc. and its wholly-owned subsidiaries Lab One Canada Inc., Systematic Business Services, Inc. (SBSI) and ExamOne World Wide, Inc. (ExamOne ). All significant intercompany transactions have been eliminated in consolidation.

The financial information furnished herein as of March 31, 2001 and for the periods ended March 31, 2001 and 2000 is unaudited; however, in the opinion of management, it reflects all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state the Company's financial position, the results of its operations and cash flows. The balance sheet information as of December 31, 2000 has been derived from the audited financial statements as of that date. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

The financial information herein is not necessarily representative of a full year's operations because levels of sales, capital additions and other factors fluctuate throughout the year. These same considerations apply to all year-to-year comparisons. See the Company's Annual Report on Form 10-K for the year ended December 31, 2000, for additional information not required by this Quarterly Report on Form 10-Q.

Forward Looking Statements

This Quarterly report on Form 10-Q may contain "forward-looking statements," including, but not limited to: projections of revenues, income or loss, capital expenditures, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements. Forward-looking statements involve known and unknown risks and uncertainties. Many factors could cause actual results to differ materially from those that may be expressed or implied in such forward-looking statements, including, but not limited to, the volume and pricing of laboratory tests performed by the Company, the extent of market acceptance of the Company's testing services in the healthcare and substance abuse testing industries, intense competition, bad debts, the loss of one or more significant customers, general economic conditions and other factors detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission, including the Cautionary Statement filed as Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Business Segment Information

The company operates in three lines of business: insurance services, healthcare and substance abuse testing. The following table presents selected financial information for each segment:

	Three months ended March 31,
	2001	2000
Sales:
Insurance	$ 32,720,178	28,199,778
Healthcare	10,813,845	7,507,575
Substance abuse testing	6,510,780	4,873,697
Total sales	$ 50,044,803	40,581,050

Operating income (loss):
Insurance	$ 2,929,843	3,174,955
Healthcare	(576,848)	(575,459)
Substance abuse testing	213,206	(211,792)
General corporate expense	(759,614)	(760,947)
Total earnings from operations	1,806,587	1,626,757
Other expense	(555,275)	(470,103)
Earnings before income taxes	$ 1,251,312	1,156,654

The insurance segment operating income for 2001 includes intersegment charges of $1.0 million for the quarter from the healthcare segment primarily for hepatitis and other miscellaneous medical testing and $0.3 million from the SAT segment for drug screening and confirmations. Indirect expenses are allocated to the operational segments based on the relative revenue of each segment on a monthly basis. General corporate expense represents unallocated expenses, principally the amortization of goodwill resulting from mergers and acquisitions. There were no material changes in assets or in the basis of segmentation or measurement of segment operating income or loss.

Contingencies

In the normal course of business, LabOne had certain lawsuits pending at March 31, 2001. During 2000, LabOne became a co-defendant in several cases challenging the processes and science underlying the determination of substituted or adulterated specimens submitted for toxicology testing. The Company believes that it has properly applied regulatory guidelines required for such testing and that the resolution of these claims will have no material adverse impact on the Company's financial results.

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

The Internal Revenue Service has performed a review of the reported tax paid by ExamOne World Wide of New Jersey, Inc., and has proposed an increase of the tax reported of $45,000 for the period from March 31, 1992 through December 31, 1994. Lab One is contesting the claim which has been returned to the Internal Revenue Service examination division for further consideration.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

	Three months ended March 31,		% Inc
	2001	2000	(Dec)
Sales	50,044,803	40,581,050	23%
Net earnings	397,010	417,618	(5%)
Diluted earnings per common share	0.04	0.04

The Company provides high-quality laboratory testing, investigative services and paramedical examinations for the insurance industry, laboratory testing services for the healthcare industry and substance abuse testing services for employers.

LabOne provides underwriting support services to the insurance industry. The laboratory tests performed by the Company are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on specimens of individual life insurance policy applicants. The Company also provides testing services on specimens of individuals applying for individual and group medical and disability policies. Through its subsidiaries, SBSI and ExamOne, the Company provides specimen collection, paramedical examinations, telephone inspections, motor vehicle reports, attending physician statements, and claims investigation services.

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

FIRST QUARTER ANALYSIS

Net sales increased 23% in the first quarter 2001 to $50.0 million from $40.6 million in the first quarter 2000. The increase of $9.5 million is due to increases in insurance services revenue of $4.5 million, healthcare laboratory revenue of $3.3 million and substance abuse testing (SAT) revenue of $1.6 million.

The insurance services division revenue increased $4.5 million primarily due to growth of ExamOne revenue. The total number of insurance applicants tested in the first quarter 2001 increased by 2% as compared to the same quarter last year. Average revenue per applicant decreased 2% due primarily to a shift toward lower priced oral fluid applicants. Non laboratory insurance services revenue increased 13% primarily due to growth in SBSI services and tele-underwriting services.

During the first quarter, healthcare revenue increased to $10.8 million as compared to $7.5 million in the prior year due to increased testing volumes. SAT revenue increased to $6.5 million in 2001 from $4.9 million in 2000 primarily due to an increase in testing volumes. Average revenue per SAT specimen decreased 7% due to lower negotiated rates for large accounts.

Cost of sales increased $8.4 million or 32% in the first quarter 2001 as compared to the prior year, due primarily to increases in outside services including paramed collections and physician statement fees, payroll, lab supplies, and postage expense. Paramedical services increased primarily due to a nationwide service rollout for a large insurance client. Payroll, postage, and lab and kit supplies increased due to the additional specimen volume in the laboratory testing segments. Insurance cost of sales, including the above mentioned factors, increased from $18.1 million in the first quarter 2000 to $22.6 million in 2001. Healthcare cost of sales were $7.3 million as compared to $4.9 million in the first quarter 2000, and SAT cost of sales were $5.1 million as compared to $3.5 million in the first quarter 2000.

As a result of the above factors, gross profit for the quarter increased $1.1 million or 8% from $14.0 million in 2000 to $15.1 million in 2001. Healthcare gross profit increased $1.0 million on an increase in revenue of $3.3 million. SAT gross profit increased $0.1 million on an increase in revenue of $1.6 million. Insurance gross profit remained flat at $10.1 million in the first quarter.

Selling, general and administrative expenses increased $0.9 million (7%) in the first quarter 2001 as compared to the prior year due primarily to increases in payroll expenses and depreciation, partially offset by lower bad debt accruals. Insurance overhead expenditures, including allocations, increased to $7.1 million in 2001 from $6.9 million in the first quarter 2000. Healthcare overhead expenditures, including allocated overhead, were $4.1 million as compared to $3.2 million in 2000.

Selling, general and administrative expenses for the SAT division, including allocations, were $1.2 million as compared to $1.6 million last year. This decrease was due in part to a $0.3 million reversal of a reserve established during the fourth quarter 2000 for a note receivable. The reversal was attributable to a significant improvement in the probability of collecting the note receivable.

Operating income increased from $1.6 million in the first quarter 2000 to $1.8 million in 2001. The healthcare segment remained flat with an operating loss of $0.6 million on an allocated basis. The SAT segment improved $0.4 million from an operating loss of $0.2 million in the first quarter 2000 to a gain of $0.2 million in 2001 on an allocated basis. The insurance segment operating income on an allocated basis, including SBSI and ExamOne, was $3.2 million in 2000 as compared to $2.9 million in the first quarter 2001. Unallocated operating expenses, primarily merger amortization, remained flat at $0.8 million in the first quarter 2001.

Non operating expense increased $0.1 million primarily due to interest expense from additional borrowings. The effective income tax rate increased from 64% in 2000 to 68% in 2001. The high tax rate is due to nondeductible amortization expense.

The combined effect of the above factors resulted in net earnings of $0.4 million or $0.04 per share in the first quarter 2001 and in 2000. The weighted average number of shares outstanding in the first quarter of 2001 and 2000 were 10,727,798 and 11,324,748, respectively.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

LabOne's working capital position increased by $2.3 million to $26.9 million at March 31, 2001 from $24.6 million at December 31, 2000. During the quarter, accounts receivable increased from $33.9 million at December 31, 2000 to $37.4 million as of March 31, 2001, due primarily to the increase in revenue. The allowance for doubtful accounts declined from $4.4 million at year end to $3.1 million as of March 31. This decline is primarily due to implementing new third party collection procedures, which resulted in writing off old accounts receivable that were fully reserved in prior periods.

Net additions to property, plant and equipment in the first three months of 2001 were $2.0 million primarily due to software and information systems development. Additions in 2000 were $1.7 million, primarily related to investment in information systems infrastructure.

Net long-term debt increased $2.0 million during the quarter, with borrowings on the line of credit increasing to $25 million. During the quarter, the Company purchased a paramedical operation as part of the ExamOne expansion. This acquisition was recorded under the purchase method of accounting at a cost of $1.5 million. The total line of credit available is $28 million, which includes a $3 million bridge that expires June 30, 2001. The current interest rate, plus financing fees, on the line of credit is approximately 5.2% and is based on a 30 day LIBOR rate. The Company is currently negotiating additional debt facilities.

Interest on the Company's industrial revenue bond is based on a taxable seven-day variable rate and is currently approximately 5.3%. The Company expects to repay the bond over the remaining nine years at approximately $1.85 million per year plus interest.

During the first quarter 2001, the Company did not repurchase any shares of common stock. The total number of shares of LabOne stock held in treasury at March 31, 2001 was approximately 2.3 million at a total cost of $35.4 million or $15.24 per share.

At March 31, 2001, LabOne had total cash and investments of $1.5 million as compared to $1.6 million at December 31, 2000. The Company expects to fund operations from a combination of cash flows from operations and short-term borrowings.

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

An interest rate risk exposure exists due to LabOne's liability of $16 million in industrial revenue bonds and $25 million borrowing on its line of credit. The interest expense incurred on the bonds is based on a taxable seven-day variable rate which, including letter of credit and remarketing fees, is approximately 5.3% as of May 1, 2001. The interest expense on the line of credit is based on the 30-day LIBOR rate plus 0.75% and is currently approximately 5.2%. Any future increase in interest rates would result in additional interest expense which could be material and could result in a decision to enter into a long-term interest rate swap transaction.

PART II. OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

   (a)  Exhibits None

   (b)  Reports on Form 8-K

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LabOne, Inc.

Date: May 11, 2001	By /s/ John W. McCarty John W. McCarty Executive V.P. and Chief Financial Officer

Date: May 11, 2001	By /s/ Kurt E. Gruenbacher Kurt E. Gruenbacher V.P. Finance, Chief Accounting Officer and Treasurer