Form 10-Q
period 2001-06-30
LABONE INC/
filed 2001-08-07
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2001

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

Yes /X/    No /  /

Number of shares outstanding of only class of Registrant's common stock, $.01 par value, as of July 31, 2001 - 10,778,310 net of 2,271,710 shares held as treasury stock.

LabOne, Inc.

Form 10-Q for the Second Quarter, 2001

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LabOne, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$ 3,061,587	1,571,734
Accounts receivable - trade, net of allowance for doubtful accounts of $3,043,821 in 2001 and $4,406,612 in 2000	38,805,511	33,916,445
Income taxes receivable	-	2,065,750
Inventories	4,293,689	3,276,794
Prepaid expenses and other current assets	3,681,656	3,948,390
Deferred income taxes	2,057,088	2,740,824
Total current assets	51,899,531	47,519,937
Property, plant and equipment	92,775,500	89,244,999
Less accumulated depreciation	47,176,191	43,936,028
Net property, plant and equipment	45,599,309	45,308,971
Other assets:
Intangible assets, net of accumulated amortization	34,148,759	34,728,755
Bond issue costs, net of accumulated amortization of $49,492 in 2001 and $40,758 in 2000	142,654	151,388
Deposits and other assets	93,456	270,124
Total assets	$131,883,709	127,979,175

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 15,506,070	14,516,703
Accrued payroll and benefits	5,410,192	4,457,136
Other accrued expenses	1,244,163	1,714,033
Income taxes payable	270,296	-
Other current liabilities	261,440	279,228
Notes payable	50,000	81,250
Current portion of long-term debt	1,875,856	1,878,845
Total current liabilities	24,618,017	22,927,195
Deferred income taxes - noncurrent	1,228,845	1,663,669
Long-term payable	1,274,415	1,274,415
Long-term debt	38,417,297	37,402,934
Total liabilities	65,538,574	63,268,213
Stockholders' equity:
Preferred stock, $.01 par value per share; 3,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value per share; 40,000,000 shares authorized, 13,050,020 shares issued	130,500	130,500
Additional paid-in capital	31,188,140	31,609,884
Equity adjustment from foreign currency translation	(830,132)	(832,280)
Retained earnings	70,235,905	69,234,884
	100,724,413	100,142,988
Less treasury stock of 2,271,710 shares in 2001 and 2,324,671 shares in 2000	34,379,278	35,432,026
Total stockholders' equity	66,345,135	64,710,962
Total liabilities and stockholders' equity	$131,883,709	127,979,175

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

LabOne, Inc. and Subsidiaries

Consolidated Statements of Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Sales	$ 56,015,152	39,161,019	106,059,955	79,742,069
Cost of sales
Cost of sales expenses	38,892,963	25,186,182	73,237,381	51,231,233
Depreciation expense	695,656	594,762	1,341,467	1,133,067
Total cost of sales	39,588,619	25,780,944	74,578,848	52,364,300
Gross profit	16,426,533	13,380,075	31,481,107	27,377,769
Selling, general and administrative
Selling, general and administrative expenses	12,053,901	9,646,865	23,054,458	20,051,852
Depreciation expense	1,197,860	1,008,215	2,392,049	1,937,806
Amortization expense	1,686,373	1,047,061	2,739,614	2,083,420
Total selling, general and administrative	14,938,134	11,702,141	28,186,121	24,073,078
Earnings from operations	1,488,399	1,677,934	3,294,986	3,304,691

Interest expense	(561,995)	(602,866)	(1,212,228)	(1,098,145)
Interest income and other	53,441	15,222	148,399	40,397
Earnings before income taxes	979,845	1,090,290	2,231,157	2,246,943
Income tax expense	375,833	726,670	1,230,136	1,465,706
Net earnings	$ 604,012	363,620	1,001,021	781,237

Basic earnings per common share	$ 0.06	0.03	0.09	0.07
Diluted earnings per common share	$ 0.06	0.03	0.09	0.07

Basic weighted average common shares outstanding	10,748,531	10,721,272	10,737,004	11,021,361
Effect of dilutive securities--stock options	9,969	69	5,200	1,282
Diluted weighted average common shares outstanding	10,758,500	10,721,341	10,742,204	11,022,643

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

LabOne, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity

Six Months Ended June 30, 2001
	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury stock	Total stockholders' equity	Comprehensive income
Balance at December 31, 2000	$ 130,500	31,609,884	(832,280)	69,234,884	(35,432,026)	64,710,962
Comprehensive income:
Net earnings				1,001,021		1,001,021	1,001,021
Equity adjustment from foreign currency translation			2,148			2,148	2,148
Comprehensive income							1,003,169
Directors' stock issued (2,961 shares)		(36,355)			58,858	22,503
Warrants issued (50,000 shares)		(385,389)			993,890	608,501
Balance at June 30, 2001	$ 130,500	31,188,140	(830,132)	70,235,905	(34,379,278)	66,345,135

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

LabOne, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Six months ended June 30,
	2001	2000
Cash provided by (used for) operations:
Net earnings	$ 1,001,021	781,237
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	6,485,160	5,167,572
Provision for loss on accounts receivable	1,143,442	1,281,312
Loss on disposal of property and equipment	15,967	2,756
Directors' stock compensation	22,503	139,808
Provision for deferred taxes	249,585	126,041
Changes in:
Accounts receivable	(6,015,209)	(1,654,629)
Income taxes	2,336,046	(787,527)
Inventories	(1,016,895)	227,612
Prepaid expenses and other current assets	500,234	(1,335,643)
Accounts payable	986,367	820,999
Accrued payroll & benefits	953,056	840,667
Other accrued expenses	(497,870)	321,364
Other current liabilities	(17,788)	(420,196)
Other	177,368	-
Net cash provided by operations	6,322,987	5,511,373
Cash provided by (used for) investment transactions:
Property, plant and equipment, net	(4,042,666)	(4,785,121)
Acquisition of businesses	(1,777,169)	(383,292)
Other	-	27,562
Net cash used for investment transactions	(5,819,835)	(5,140,851)
Cash provided by (used for) financing transactions:
Purchase of treasury stock	-	(5,948,493)
Issuance of treasury stock	501	-
Line of credit, net	1,000,000	4,000,000
Payments on long-term debt	(14,763)	(11,551)
Net cash provided by (used for) financing transactions	985,738	(1,960,044)
Effect of foreign currency translation	963	(24,593)
Net increase (decrease) in cash and cash equivalents	1,489,853	(1,614,115)
Cash and cash equivalents - beginning of period	1,571,734	2,983,644
Cash and cash equivalents - end of period	$ 3,061,587	1,369,529

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 1,262,863	1,071,863
Income taxes	$ 38,784	2,394,000

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

LabOne, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2001 and 2000

The accompanying consolidated financial statements include the accounts of LabOne, Inc. and its wholly- owned subsidiaries Lab One Canada Inc., Systematic Business Services, Inc. (SBSI) and ExamOne World Wide, Inc. (ExamOne). All significant intercompany transactions have been eliminated in consolidation.

The financial information furnished herein as of June 30, 2001 and for the periods ended June 30, 2001 and 2000 is unaudited; however, in the opinion of management, it reflects all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state the Company's financial position, the results of its operations and cash flows. The balance sheet information as of December 31, 2000 has been derived from the audited financial statements as of that date. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

The financial information herein is not necessarily representative of a full year's operations because levels of sales, capital additions and other factors fluctuate throughout the year. These same considerations apply to all year-to-year comparisons. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed, consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Forward Looking Statements

This Quarterly report on Form 10-Q may contain "forward-looking statements," including, but not limited to: projections of revenues, income or loss, capital expenditures, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements. Forward-looking statements can often be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "could," "intends," "plans," "estimates" or "anticipates," or variations thereof or similar expressions. They involve risks, uncertainties and assumptions. The Company's future results of operations, financial condition and business operations may differ materially from those expressed in these forward-looking statements. Many factors could cause actual results to differ materially from those that may be expressed or implied in such forward-looking statements, including, but not limited to, the volume and pricing of laboratory tests performed by the Company, the extent of market acceptance of the Company's services in the healthcare and substance abuse testing industries, intense competition, labor costs, bad debts, the loss of one or more significant customers, changes in government regulations and attitude toward regulation of the Company's services, general economic conditions and other factors detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission, including the Cautionary Statement filed as Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Investors are cautioned not to put undue reliance on any forward-looking statement.

Business Segment Information

The company operates three divisions: risk assessment services, healthcare and substance abuse testing (SAT). The following table presents selected financial information for each segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Sales:
Risk assessment services	$ 36,725,573	25,452,714	69,445,751	53,652,492
Healthcare	11,592,731	8,258,524	22,406,576	15,766,099
Substance abuse testing	7,696,848	5,449,781	14,207,628	10,323,478
Total sales	$ 56,015,152	39,161,019	106,059,955	79,742,069

Operating income (loss):
Risk assessment services	$ 3,196,985	3,022,608	6,126,828	6,197,562
Healthcare	(508,997)	(697,694)	(1,085,845)	(1,273,152)
Substance abuse testing	(431,168)	115,525	(217,962)	(96,267)
General corporate expense	(768,421)	(762,505)	(1,528,035)	(1,523,452)
Total earnings from operations	1,488,399	1,677,934	3,294,986	3,304,691
Other expense	(508,554)	(587,644)	(1,063,829)	(1,057,748)
Earnings before income taxes	$ 979,845	1,090,290	2,231,157	2,246,943

The risk assessment services segment operating income for 2001 includes intersegment charges of $1.0 million for the quarter from the healthcare segment primarily for hepatitis and other miscellaneous medical testing and $0.3 million from the SAT segment for drug screening and confirmations. Indirect expenses are allocated to the operational segments based on the relative revenue of each segment on a monthly basis. General corporate expense represents unallocated expenses, principally the amortization of goodwill resulting from mergers and acquisitions. There were no material changes in assets or in the basis of segmentation or measurement of segment operating income or loss.

Contingencies

In the normal course of business, LabOne had certain lawsuits pending at June 30, 2001. During 2000 and 2001, LabOne became a co-defendant in several cases challenging toxicology results, including the processes and science underlying the determination of substituted or adulterated specimens submitted for toxicology testing. In July 2001, the Company announced that a jury awarded $400,000 in compensatory damages to a flight attendant based upon the drug testing results reported by LabOne. The Company believes that it has properly applied regulatory guidelines required for such testing and is considering all options in response to the verdict, including an appeal. The Company is insured for the loss and has reserved for any potential insurance deductibles related to these cases. Management believes that the resolution of these claims will have no material adverse impact on the Company's results of operations.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

	Three months ended June 30,			Six months ended June 30,
	2001	2000	% Inc.	2001	2000	% Inc.
Sales	$ 56,015,152	39,161,019	43%	106,059,955	79,742,069	33%
Net earnings	$ 604,012	363,620	66%	1,001,021	781,237	28%
Diluted earnings per common share	$ 0.06	0.03		0.09	0.07

LabOne provides high-quality laboratory testing, investigative services and paramedical examinations for the insurance industry; laboratory testing services for the healthcare industry; and substance abuse testing services for employers.

LabOne provides underwriting support services to the insurance industry. The laboratory tests performed by the Company are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks of policy applicants. The majority of the testing is performed on specimens of individual life insurance policy applicants. The Company also provides testing services on specimens of individuals applying for medical and disability policies. Through its subsidiaries, SBSI and ExamOne, the Company provides specimen collection, paramedical examinations, telephone inspections, motor vehicle reports, attending physician statements, and claims investigation services.

LabOne's laboratory testing services are provided to the healthcare industry as an aid in the diagnosis and treatment of patients. LabOne operates only one highly automated and centralized laboratory, which the Company believes has significant economic advantages over other conventional laboratory competitors. LabOne primarily markets its clinical testing services to the payers of healthcare costs (insurance companies and self-insured groups). The Company does this through exclusive arrangements with managed care organizations and through Lab Card®, a Laboratory Benefits Management program.

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

SECOND QUARTER ANALYSIS

Net sales increased 43% in the second quarter 2001 to $56.0 million from $39.2 million in the second quarter 2000. The increase of $16.8 million is due to increases in risk assessment services revenue of $11.3 million, healthcare laboratory revenue of $3.3 million and substance abuse testing (SAT) revenue of $2.2 million.

The risk assessment services division revenue increased $11.3 million to $36.7 million primarily due to growth of ExamOne revenue. The total number of insurance applicants tested in the second quarter 2001 increased by 9% as compared to the same quarter last year, and the average revenue per applicant increased 1%. Insurance information services revenue increased 39% primarily due to growth in SBSI services and tele-underwriting services.

During the second quarter, healthcare revenue increased 40% to $11.6 million as compared to $8.3 million in the prior year primarily due to increased testing volumes and a 12% increase in average revenue per patient. SAT revenue increased 41% to $7.7 million in 2001 from $5.5 million in 2000 due to an increase in testing volumes.

Cost of sales increased $13.8 million or 54% in the second quarter 2001 as compared to the prior year, due primarily to increases in outside services including paramed collections and physician statement fees, payroll, postage, and lab supplies expense. Paramedical services increased primarily due to continued growth of the ExamOne paramedical operations. Payroll, postage, and lab and kit supplies increased due to the additional specimen volume in the laboratory testing segments. Insurance cost of sales, including all of the above mentioned factors, increased from $16.2 million in the second quarter 2000 to $26.1 million in 2001. Healthcare cost of sales were $7.6 million as compared to $5.7 million in the second quarter 2000 due to the additional specimen volume. SAT cost of sales were $5.9 million as compared to $3.8 million in the second quarter 2000 due to the additional specimen volume.

As a result of the above factors, gross profit for the quarter increased $3.0 million or 23% from $13.4 million in 2000 to $16.4 million in 2001. Risk assessment services gross profit increased $1.3 million on an increase in revenue of $11.3 million. Healthcare gross profit increased $1.5 million on an increase in revenue of $3.3 million. SAT gross profit increased $0.2 million on an increase in revenue of $2.2 million.

Selling, general and administrative expenses increased $3.2 million (28%) in the second quarter 2001 as compared to the prior year due primarily to increases in payroll expenses, amortization expense and bad debt expense. Risk assessment services overhead expenditures, including allocations, increased to $7.4 million in 2001 from $6.2 million in the second quarter 2000 due to a larger overhead allocation and payroll base. Healthcare overhead expenditures, including allocated overhead, were $4.5 million as compared to $3.2 million in 2000 due primarily to an increase in payroll and bad debt expense. SAT overhead expenditures, including allocated overhead, increased to $2.2 million as compared to $1.5 million in 2000 primarily due to amortization expense related to the termination of an exclusive product distribution agreement.

Operating income decreased from $1.7 million in the second quarter 2000 to $1.5 million in 2001. The risk assessment services segment operating income on an allocated basis was $3.2 million in 2001 as compared to $3.0 million in the second quarter 2000. The healthcare segment improved from an operating loss of $0.7 million in 2000 to an operating loss of $0.5 million in 2001 on an allocated basis. The SAT segment declined to an operating loss of $0.4 million in the second quarter 2001 from a gain of $0.1 million in 2000 on an allocated basis. Unallocated operating expenses, primarily merger goodwill amortization, remained flat at $0.8 million in the second quarter 2001.

Non operating expense declined $0.1 million primarily due to lower interest expense and increased interest income. The effective income tax rate decreased from 67% in 2000 to 38% in 2001. The high tax rate in 2000 is due to nondeductible amortization expense. In 2001, the decrease in the effective income tax rate was due to a deferred tax adjustment in the second quarter.

The combined effect of the above factors resulted in net earnings of $0.6 million or $0.06 per share in the second quarter 2001 as compared to $0.4 million or $0.03 per share in 2000. The weighted average number of shares outstanding in the second quarter of 2001 and 2000 were 10,758,500 and 10,721,272, respectively.

YEAR-TO-DATE ANALYSIS

Revenue in the six month period ended June 30, 2001 was $106.1 million as compared to $79.7 million in the same period last year. The increase of $26.3 million or 33% is due to increases in risk assessment services revenue of $15.8 million, healthcare revenue of $6.6 million and SAT revenue of $3.9 million.

Risk assessment services revenue increased from $53.7 million to $69.4 million year to date primarily due to ExamOne revenue growth. The total number of laboratory tested insurance applicants in the six month period increased by 6% as compared to the last year while the average revenue per applicant declined slightly.

Healthcare laboratory revenue increased 42% from $15.8 million during the first six months of 2000 to $22.4 million for the same period in 2001 due to 35% higher testing volumes and higher average revenue per patient. SAT revenue increased 38% from $10.3 million in 2000 to $14.2 million in 2001 primarily due to a 43% increase in testing volumes, partially offset by lower revenue per specimen.

Cost of sales increased $22.2 million year to date as compared to the prior year. This increase is due primarily to increases in paramedical services, payroll expenses, lab supplies, inbound freight and insurance information services. Risk assessment services cost of sales increased to $48.7 million from $34.3 million in 2000. Healthcare cost of sales were $14.8 million as compared to $10.7 million during the first six months of 2000, and SAT cost of sales were $11.0 million compared to $7.4 million in 2000.

Gross profit for the first six months increased from $27.4 million in 2000 to $31.5 million in 2001. Risk assessment services gross profit increased $1.4 million. Healthcare gross profit increased $2.5 million, and SAT gross profit increased $0.2 million.

Selling, general and administrative expenses increased $4.1 million (17%) in the six month period ended June 30, 2001 as compared to the prior year primarily due to increases in payroll, amortization expense and depreciation expense. Risk assessment services overhead expenditures, including allocations, increased from $13.1 million to $14.6 million in 2001, primarily due to growth of ExamOne. Healthcare expenditures, including allocated overhead, were $8.7 million as compared to $6.4 million in 2000, and SAT expenses, including allocations, increased to $3.4 million in 2001 as compared to $3.1 million in 2000 due to amortization expense related to the termination of an exclusive product distribution agreement.

Operating income remained constant at $3.3 million in the first six months of 2000 and 2001. The risk assessment services segment, including allocations, had operating income of $6.1 million as compared to $6.2 million in the first six months last year. On an allocated basis, the healthcare segment had an operating loss of $1.1 million for the six month period ended June 30, 2001 as compared to an operating loss of $1.3 million in 2000. The SAT segment, including allocations, had an operating loss of $0.2 million in 2001 as compared to an operating loss of $0.1 million in 2000. Unallocated operating expenses for the corporate segment related to corporate and merger expenses were $1.5 million for the first six months in both years.

Net interest expense remained constant during the first six months of 2001 as compared to 2000 due to increased borrowings offset by lower interest rates. The effective income tax rate decreased from 65% in 2000 to 55% in 2001 primarily due to a deferred tax adjustment offsetting part of the nondeductible amortization expense.

The combined effect of the above factors resulted in net earnings of $1.0 million or $0.09 per share in the six month period ended June 30, 2001 as compared to $0.8 million or $0.07 per share in the same period last year. The weighted average number of shares outstanding in the first six months of 2001 and 2000 were 10,742,204 and 11,022,643, respectively.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

LabOne's working capital position increased by $2.7 million to $27.3 million at June 30, 2001 from $24.6 million at December 31, 2000. Accounts receivable increased from $33.9 million at December 31, 2000 to $38.8 million as of June 30, 2001, due primarily to the increase in revenue. The allowance for doubtful accounts declined from $4.4 million at year end to $3.0 million as of June 30. This decline is primarily due to implementing new third party collection procedures, which resulted in writing off old accounts receivable that were fully reserved in prior periods.

Net additions to property, plant and equipment in the first six months of 2001 were $4.0 million primarily due to software and information systems development. Additions in 2000 were $4.8 million, primarily related to investment in information systems infrastructure.

Net long-term debt increased $1.0 million during the six month period, with borrowings on the line of credit increasing to $24 million. The total line of credit available is $28 million, which includes a $3 million bridge that expires September 30, 2001. The current interest rate, plus financing fees, on the line of credit is approximately 4.5% and is based on a 30 day LIBOR rate. The Company is currently negotiating additional debt facilities.

Interest on the Company's industrial revenue bond is based on a taxable seven-day variable rate and is currently approximately 4.6%. The Company expects to repay the bond over the remaining nine years at approximately $1.85 million per year plus interest. The next principal payment on the bonds is due September 1, 2001 for $1.85 million.

During the second quarter 2001, the Company did not repurchase any shares of common stock. The total number of shares of LabOne stock held in treasury at June 30, 2001 was approximately 2.3 million at a total cost of $34.4 million or $15.13 per share.

At June 30, 2001, LabOne had total cash and investments of $3.1 million as compared to $1.6 million at December 31, 2000. The Company expects to fund operations from a combination of cash flows from operations and short-term borrowings.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

An interest rate risk exposure exists due to LabOne's liability of $16.3 million in industrial revenue bonds and $24 million borrowing on its line of credit. The interest expense incurred on the bonds is based on a taxable seven-day variable rate which, including letter of credit and remarketing fees, is approximately 4.6% as of August 1, 2001. The interest expense on the line of credit is based on the 30-day LIBOR rate plus 0.75% and is currently approximately 4.5%. Any future increase in interest rates would result in additional interest expense which could be material and could result in a decision to enter into a long-term interest rate swap transaction.

PART II. OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security Holders.

(a) The annual stockholders' meeting was held on May 24, 2001.

(c) Brief description of each matter voted:

(1) Election of directors (Class B). For Mr. Joseph Brewer, M.D., there were 8,501,675 shares voted in favor thereof and 770,499 shares withheld. For Mr. William D. Grant, there were 8,486,666 shares voted in favor thereof and 785,509 shares withheld. For Mr. Chester Vanatta, there were 8,501,049 shares voted in favor thereof and 771,125 shares withheld. There were 0 abstentions and 0 broker nonvotes for all directors. Class A and C directors who were not up for election and continued in office include Messrs. Peter Brown, Thomas Grant, Richard Schweiker, James Seward, Janet Stallmeyer, John Walker and Dennis Wright.

(2) Election to ratify the appointment of KPMG LLP as independent certified public accountants of the corporation and its subsidiaries for the present fiscal year. Of the 9,272,178 shares voted, 9,202,958 were voted in favor thereof and 5,665 were opposed. There were 63,552 abstentions and 3 broker nonvotes.

(3) Election to approve the 2001 Long-Term Incentive Plan. Of the 9,272,178 shares voted, 6,997,692 were voted in favor thereof and 1,687,026 were opposed. There were 587,455 abstentions and 5 broker nonvotes.

Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

A Form 8-K current report dated May 7, 2001 was filed with the Commission reporting under Other Events the content of the first quarter conference call to investors.

A Form 8-K current report dated July 23, 2001 was filed with the Commission announcing the second quarter financial results and conference call to investors to be held on August 6, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LabOne, Inc.

Date: August 6, 2001	By /s/ John W. McCarty John W. McCarty Executive V.P. and Chief Financial Officer

Date: August 6, 2001	By /s/ Kurt E. Gruenbacher Kurt E. Gruenbacher V.P. Finance, Chief Accounting Officer and Treasurer