Form 10-Q
period 2001-09-30
LABONE INC/
filed 2001-11-14
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2001

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

Yes /X/    No /  /

Number of shares outstanding of only class of Registrant's common stock, $.01 par value, as of October 31, 2001 - 10,803,310 net of 2,246,710 shares held as treasury stock.

LabOne, Inc.

Form 10-Q for the Third Quarter, 2001

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LabOne, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$ 1,607,453	1,571,734
Accounts receivable - trade, net of allowance for doubtful accounts of $3,035,095 in 2001 and $4,406,612 in 2000	46,796,172	33,916,445
Income taxes receivable	411,173	2,065,750
Inventories	5,794,368	3,276,794
Prepaid expenses and other current assets	4,775,745	3,948,390
Deferred income taxes	2,351,646	2,740,824
Total current assets	61,736,557	47,519,937
Property, plant and equipment	104,518,104	89,244,999
Less accumulated depreciation	57,115,208	43,936,028
Net property, plant and equipment	47,402,896	45,308,971
Other assets:
Goodwill, net of accumulated amortization	82,674,974	34,728,755
Bond issue costs, net of accumulated amortization of $53,859 in 2001 and $40,758 in 2000	138,287	151,388
Deposits and other assets	97,739	270,124
Total assets	$ 192,050,453	127,979,175

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 22,273,961	14,516,703
Accrued payroll and benefits	7,713,364	4,457,136
Other accrued expenses	3,034,302	1,714,033
Other current liabilities	480,886	279,228
Notes payable	50,000	81,250
Current portion of long-term debt	1,872,165	1,878,845
Total current liabilities	35,424,678	22,927,195

Long-term payable	1,016,915	1,274,415
Long-term debt	38,564,873	37,402,934
Series A subordinated debt	15,000,000	—
Series B-1 preferred stock dividend	93,333	—
Deferred income taxes - noncurrent	1,881,000	1,663,669

Series B-2 preferred stock	21,000,000	—

Stockholders' equity:
Preferred stock, $.01 par value per share; 3,000,000 shares authorized, Series B-1 (Convertible), 14,000 shares issued	14,000,000	—
Common stock, $.01 par value per share; 40,000,000 shares authorized, 13,050,020 shares issued	130,500	130,500
Additional paid-in capital	34,583,642	31,609,884
Equity adjustment from foreign currency translation	(850,913)	(832,280)
Retained earnings	65,088,758	69,234,884
	112,951,987	100,142,988
Less treasury stock of 2,246,710 shares in 2001 and 2,324,671 shares in 2000	33,882,333	35,432,026
Total stockholders' equity	79,069,654	64,710,962
Total liabilities and stockholders' equity	$ 192,050,453	127,979,175

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
Sales	$58,234,380	43,626,533	164,294,335	123,368,602
Cost of sales
Cost of sales expenses	41,283,616	29,086,601	114,520,998	80,317,835
Depreciation expense	756,400	596,269	2,097,867	1,729,335
Total cost of sales	42,040,016	29,682,870	116,618,865	82,047,170
Gross profit	16,194,364	13,943,663	47,675,470	41,321,432

Selling, general and administrative
Selling, general and administrative expenses	13,063,679	9,953,722	36,118,137	30,005,574
Depreciation expense	1,267,074	1,093,831	3,659,123	3,031,637
Amortization expense	4,313,081	1,045,001	7,052,695	3,128,422
Total selling, general and administrative	18,643,834	12,092,554	46,829,955	36,165,633
Earnings (loss) from operations	(2,449,470)	1,851,109	845,515	5,155,799

Interest expense	(919,943)	(673,127)	(2,132,171)	(1,771,272)
Interest income and other	311,703	18,340	460,102	58,738
Earnings (loss) before income taxes	(3,057,710)	1,196,322	(826,554)	3,443,265

Income tax expense	431,199	838,795	1,661,335	2,304,500
Net earnings (loss)	(3,488,909)	357,527	(2,487,889)	1,138,765

Basic and diluted earnings (loss) per common share	(0.33)	0.03	(0.24)	0.10

Net Earnings (loss)	(3,488,909)	357,527	(2,487,889)	1,138,765
Preferred Dividend on B-1 preferred stock	(93,333)	—	(93,333)	—
Net earnings (loss) available to common shareholders	(3,582,242)	357,527	(2,581,222)	1,138,765

Basic weighted average common shares outstanding	10,893,256	10,715,349	10,789,660	10,918,612
Effect of dilutive securities:
Stock options	55,988	8,522	18,332	2,830
Convertible preferred stock	550,533	—	185,528	—
Diluted weighted average common shares outstanding	11,499,777	10,723,871	10,993,520	10,921,442

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

LabOne, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2001
				Accumulated
			Additional	other			Total
	Common	Preferred	paid-in	comprehensive	Retained	Treasury	stockholders'	Comprehensive
	stock	stock	capital	income	earnings	stock	equity	income

Balance at December 31, 2000	$ 130,500	—	31,609,884	(832,280)	69,234,884	(35,432,026)	64,710,962
Comprehensive income:
Net loss	—	—	—	—	(2,487,889)	—	(2,487,889)	(2,487,889)
Equity adjustment from foreign currency translation	—	—	—	(18,633)	—	—	(18,633)	(18,633)
Comprehensive income (loss)								(2,506,522)
Financing costs	—	—	(1,112,759)	—	—	—	(1,112,759)
Preferred stock issued	—	14,000,000	—	—	—	—	14,000,000
Warrants issuance and beneficial conversion feature	—	—	4,798,904	—	(1,564,904)	—	3,234,000
Preferred stock dividend	—	—	—	—	(93,333)	—	(93,333)
Stock options exercised (27,961 shares)	—	—	(326,998)	—	—	555,803	228,805
Warrants exercised (50,000 shares)	—	—	(385,389)	—	—	993,890	608,501
Balance at September 30, 2001	$ 130,500	14,000,000	34,583,642	(850,913)	65,088,758	(33,882,333)	79,069,654

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2001	2000
Cash provided by (used for) operations:
Net earnings (loss)	$ (2,487,889)	1,138,765
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	12,827,729	7,909,315
Provision for loss on accounts receivable	2,191,108	1,802,789
Loss on disposal of property and equipment	54,770	2,364
Stock compensation	228,806	162,404
Provision for deferred taxes	606,087	175,514
Changes in (net of acquisition of Osborn):
Accounts receivable	(15,053,534)	(5,901,922)
Income taxes	1,654,577	82,577
Inventories	(1,000,727)	179,305
Prepaid expenses and other current assets	(540,601)	(2,958,972)
Accounts payable	5,786,171	93,064
Accrued payroll & benefits	3,256,228	1,874,921
Other accrued expenses	1,292,261	778,351
Other current liabilities	(412,372)	(353,881)
Other	173,085	—
Net cash provided by operations	8,575,699	4,984,594
Cash provided by (used for) investment transactions:
Property, plant and equipment, net	(6,126,461)	(7,009,599)
Acquisition of businesses	(52,328,815)	(642,604)
Other	—	10,040
Net cash used for investment transactions	(58,455,276)	(7,642,163)
Cash provided by (used for) financing transactions:
Purchase of treasury stock	—	(5,948,493)
Proceeds from the exercise of stock warrants	500	—
Proceeds from issuance of subordinated note	15,000,000	—
Proceeds from issuance of preferred stock	35,000,000	—
Financing costs	(1,112,759)	—
Line of credit, net	3,000,000	9,000,000
Payments on long-term debt	(1,873,150)	(1,849,183)
Notes Payable	(81,250)	81,250
Net cash provided by financing transactions	49,933,341	1,283,574
Effect of foreign currency translation	(18,045)	(3,853)
Net increase (decrease) in cash and cash equivalents	35,719	(1,377,848)
Cash and cash equivalents - beginning of period	1,571,734	2,983,644
Cash and cash equivalents - end of period	$ 1,607,453	1,605,796
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 1,742,217	1,724,840
Income taxes	$ 918,784	2,427,906

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

LabOne, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2001 and 2000

The accompanying consolidated financial statements include the accounts of LabOne, Inc. and its wholly- owned subsidiaries Osborn Group, Inc. (Osborn), Lab One Canada Inc., Systematic Business Services, Inc. (SBSI) and ExamOne World Wide, Inc. (ExamOne). All significant intercompany transactions have been eliminated in consolidation.

The financial information furnished herein as of September 30, 2001 and for the periods ended September 30, 2001 and 2000 is unaudited; however, in the opinion of management, it reflects all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state the Company's financial position, the results of its operations and cash flows. The balance sheet information as of December 31, 2000 has been derived from the audited financial statements as of that date. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States, appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

The financial information herein is not necessarily representative of a full year's operations because of the September acquisition of Osborn and levels of sales, capital additions and other factors fluctuate throughout the year. These same considerations apply to all year-to-year comparisons. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. These condensed, consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Intangible Assets. Statement No. 141 is effective for business combinations initiated after June 30, 2001 and requires use of the purchase method of accounting. Under Statement No. 142, goodwill and intangible assets with an indefinite life will no longer be amortized; however, both goodwill and intangible assets will need to be tested annually for impairment. Statement No. 142 will be effective for fiscal years beginning after December 15, 2001. LabOne does not expect the adoption of these statements will result in any impairment of goodwill or intangible assets at this time. The cessation of amortization of goodwill will have a significant impact on LabOne.

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

Purchase of Osborn Group, Inc.

Pursuant to a Stock Purchase Agreement dated August 31, 2001 (attached as Exhibit 2. to LabOne's Form 8-K/A Current Report filed September 14, 2001), LabOne purchased all of the outstanding capital stock of Osborn Group, Inc., (Osborn) a leading provider of laboratory testing and other risk assessment services to the life insurance industry. Intellisys, Inc., Applied BioConcepts Inc. and Osborn Laboratories (Canada) Inc. are wholly owned subsidiaries of Osborn Group and were included in the purchase. The purchase price was $49 million, which was paid in cash. As a result of the transaction, Osborn became a wholly owned subsidiary of LabOne. With this acquisition, LabOne will have a combined revenue base of $250 million and will annually perform laboratory testing for approximately 10 million individuals for its risk assessment, healthcare and substance abuse testing clients. Due to operational overlap, LabOne expects to generate $5 to $10 million of annual cost savings from the acquisition.

To fund the acquisition and related expenses of the transaction, Welsh, Carson, Anderson & Stowe (WCAS) invested a total of $50 million in preferred stock and subordinated debt in LabOne pursuant to a Securities Purchase Agreement dated August 31, 2001. The securities consisted of $14 million of Series B-1 convertible preferred stock, $21 million of Series B-2 preferred stock, and $15 million of subordinated debt. See Part II, Item 2 for further discussion of the issued securities.

Business Segment Information

The company operates three divisions: risk assessment services, healthcare and substance abuse testing (SAT). The following table presents selected financial information for each segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Sales:
Risk assessment services	$ 39,438,767	26,132,055	108,884,518	79,784,547
Healthcare	11,442,374	9,758,886	33,848,950	25,524,985
Substance abuse testing	7,353,239	7,735,592	21,560,867	18,059,070
Total Sales	$ 58,234,380	43,626,533	164,294,335	123,368,602

Operating income (loss):
Risk assessment services	$ 2,647,200	2,388,548	8,773,865	8,586,809
Healthcare	(390,484)	(184,122)	(1,476,336)	(1,457,692)
Substance abuse testing	(712,342)	441,702	(930,308)	345,153
General corporate expense	(3,993,844)	(795,019)	(5,521,706)	(2,318,471)
Total earnings (loss) from operations	(2,449,470)	1,851,109	845,515	5,155,799
Other expense	(608,240)	(654,787)	(1,672,069)	(1,712,534)
Earnings (loss) before income taxes	$(3,057,710)	1,196,322	(826,554)	3,443,265

The risk assessment services segment operating income for 2001 includes intersegment charges of $0.9 million for the quarter from the healthcare segment primarily for hepatitis and other miscellaneous medical testing and $0.3 million from the SAT segment for drug screening and confirmations. Indirect expenses are allocated to the operational segments based on the relative revenue of each segment on a monthly basis. General corporate expense represents unallocated expenses, principally the amortization of goodwill resulting from mergers and acquisitions. There were no material changes in assets or in the basis of segmentation or measurement of segment operating income or loss.

Contingencies

In the normal course of business, LabOne had certain lawsuits pending at September 30, 2001. During 2000 and 2001, LabOne became a co-defendant in several cases challenging toxicology results, including the processes and science underlying the determination of substituted or adulterated specimens submitted for toxicology testing. In July 2001, the Company announced that a jury awarded $400,000 in compensatory damages to a flight attendant based upon the drug testing results reported by LabOne. The Company believes that it has properly applied regulatory guidelines required for such testing and has appealed the verdict. The Company is insured for the loss and has reserved for any potential insurance deductibles related to these cases. Management believes that the resolution of these claims will have no material adverse impact on the Company's results of operations.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

	Three Months Ended			Nine Months Ended
	September 30,		% Inc.	September 30,		% Inc.
	2001	2000	(%Dec.)	2001	2000	(%Dec.)
Sales	$ 58,234,380	43,626,533	33%	164,294,335	123,368,602	33%
Net earnings (loss)	$ (3,488,909)	357,527	(1076%)	(2,487,889)	1,138,765	(318%)
Basic and diluted earnings (loss) per common share	$ (0.33)	0.03		(0.24)	0.10

LabOne provides high-quality laboratory testing, investigative services and paramedical examinations for the insurance industry; laboratory testing services for the healthcare industry; and substance abuse testing services for employers.

LabOne and its Osborn subsidiary provide underwriting support services to the insurance industry. The laboratory tests performed by the Company are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks of policy applicants. The majority of the testing is performed on specimens of individual life insurance policy applicants. The Company also provides testing services on specimens of individuals applying for medical and disability policies. Through its subsidiaries, Intellisys, SBSI and ExamOne, the Company provides specimen collection, paramedical examinations, telephone inspections, motor vehicle reports, attending physician statements, and claims investigation services.

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

LabOne's substance abuse testing services are provided for employers who adhere to drug screening guidelines. LabOne is certified by the Substance Abuse and Mental Health Services Administration to perform substance abuse testing services for federally regulated employers and is currently marketing these services throughout the country to both regulated and non regulated employers. The Company's rapid turnaround times and multiple testing options help clients reduce downtime for affected employees and meet mandated drug screening guidelines.

THIRD QUARTER ANALYSIS

Net sales increased 33% in the third quarter 2001 to $58.2 million from $43.6 million in the third quarter 2000. The increase of $14.6 million is due to increases in risk assessment services revenue of $13.3 million and healthcare laboratory revenue of $1.7 million, partially offset by a decrease in substance abuse testing (SAT) revenue of $0.4 million.

The risk assessment services division revenue increased $13.3 million to $39.4 million primarily due to growth of ExamOne revenue and the acquisition of the Osborn Group effective September 1, 2001. The total number of insurance applicants tested in the third quarter 2001 increased by 22% as compared to the same quarter last year, and the average revenue per applicant increased 2%. Information services revenue increased 58% primarily due to growth in SBSI services and tele-underwriting services. Revenue from Osborn for the month was $2.6 million.

During the third quarter, healthcare revenue increased 17% to $11.4 million as compared to $9.8 million in the prior year due to a 10% increase in testing volumes and a 7% increase in average revenue per patient. SAT revenue decreased 5% to $7.4 million in 2001 from $7.7 million in 2000 due to a decrease in testing volumes, partially offset by a 3% increase in average revenue per specimen.

Cost of sales increased $12.4 million or 42% in the third quarter 2001 as compared to the prior year, due primarily to increases in outside services including paramed collections and physician statement fees, payroll, postage, and lab supplies expense. Paramedical services increased primarily due to continued growth of the ExamOne paramedical operations. Payroll, postage, and lab and kit supplies increased due to the additional specimen volume in the risk assessment and healthcare laboratory testing segments. Risk assessment cost of sales, including all of the above mentioned factors, increased to $28.5 million in 2001 from $17.8 million in the third quarter 2000. Healthcare cost of sales were $7.3 million as compared to $6.3 million in the third quarter 2000 due to the additional specimen volume. SAT cost of sales were $6.3 million as compared to $5.7 million in the third quarter 2000 due to higher payroll and postage expenses.

As a result of the above factors, gross profit for the quarter increased $2.3 million or 16% from $13.9 million in 2000 to $16.2 million in 2001. Risk assessment gross profit increased $2.6 million on an increase in revenue of $13.3 million. Healthcare gross profit increased $0.6 million on an increase in revenue of $1.7 million. SAT gross profit decreased $1.0 million on a decrease in revenue of $0.4 million.

Selling, general and administrative expenses increased $6.6 million (54%) in the third quarter 2001 as compared to the prior year. A significant factor in this increase was the non-cash amortization expense of $3.2 million related to the warrants issued to Welsh Carson. One-time acquisition related expenses included in the period were approximately $0.7 million, primarily for severance expense. Other factors in the quarter included increased payroll expenses and an increase in bad debt expense in relation to the higher revenue levels. Risk assessment overhead expenditures, including allocations, increased to $8.3 million in 2001 from $6.0 million in the third quarter 2000 due to a larger overhead allocation and payroll base. Healthcare overhead expenditures, including allocated overhead, were $4.5 million as compared to $3.7 million in 2000 due primarily to an increase in payroll and bad debt expense. SAT overhead expenditures, including allocated overhead, increased to $1.8 million as compared to $1.6 million in 2000 primarily due to bad debt expense.

Operating income decreased from $1.9 million in the third quarter 2000 to a loss of $2.4 million in 2001. The risk assessment segment operating income on an allocated basis was $2.6 million in 2001 as compared to $2.4 million in the third quarter 2000. The healthcare segment operating loss was $0.4 million in 2001 as compared to an operating loss of $0.2 million in 2000 on an allocated basis. The SAT segment declined to an operating loss of $0.7 million in the third quarter 2001 from a gain of $0.4 million in 2000 on an allocated basis. Unallocated operating expenses, primarily amortization including the Welsh Carson warrant expense, increased to $4.0 million from $0.8 million in the third quarter 2000.

Non operating expense declined slightly due to increased interest income, offset by increased interest expense. The effective income tax rate was 70% in 2000 due to nondeductible amortization expense. In 2001, income tax expense was $0.4 million on a pretax loss of $3.1 million due to nondeductible amortization expense.

The combined effect of the above factors resulted in a net loss of $3.5 million or $0.33 per share in the third quarter 2001 as compared to net income of $0.4 million or $0.03 per share in 2000. The weighted average number of shares outstanding in the third quarter of 2001 and 2000 were 10,893,256 and 10,723,871, respectively.

YEAR-TO-DATE ANALYSIS

Revenue in the nine month period ended September 30, 2001 was $164.3 million as compared to $123.4 million in the same period last year. The increase of $40.9 million or 33% is due to increases in risk assessment revenue of $29.1 million, healthcare revenue of $8.3 million and SAT revenue of $3.5 million.

Risk assessment revenue increased from $79.8 million in the first nine months of 2000 to $108.9 million in the same period in 2001, primarily due to ExamOne revenue growth and an increase in laboratory revenue. The total number of laboratory tested insurance applicants increased by 11% as compared to the last year while the average revenue per applicant remained constant. Revenue from Osborn for the month was $2.6 million.

Healthcare laboratory revenue increased 33% from $25.5 million during the first nine months of 2000 to $33.8 million for the same period in 2001 due to 26% higher testing volumes and higher average revenue per patient. SAT revenue increased 19% from $18.1 million in 2000 to $21.6 million in 2001 primarily due to a 21% increase in testing volumes, partially offset by lower revenue per specimen.

Cost of sales increased $34.6 million year to date to $116.6 million as compared to $82.0 million in the prior year. This increase is due primarily to increases in paramedical services, payroll expenses, inbound freight, lab supplies and insurance information services due to the expansion of all lines of business. Risk assessment cost of sales increased to $77.2 million from $52.1 million in 2000. Healthcare cost of sales were $22.1 million as compared to $16.9 million during the first nine months of 2000, and SAT cost of sales were $17.3 million compared to $13.0 million in 2000.

Gross profit for the first nine months increased from $41.3 million in 2000 to $47.7 million in 2001. Risk assessment gross profit increased $4.0 million. Healthcare gross profit increased $3.1 million, and SAT gross profit decreased $0.8 million.

Selling, general and administrative expenses increased $10.7 million (29%) in the nine month period ended September 30, 2001 as compared to the prior year primarily due to the non cash Welsh Carson warrant amortization expense and increases in payroll, goodwill amortization expense and depreciation expense. Risk assessment overhead expenditures, including allocations, increased from $19.1 million to $22.9 million in 2001, primarily due to growth of ExamOne and the addition of the Osborn Group. Healthcare expenditures, including allocated overhead, were $13.2 million in 2001 as compared to $10.1 million in 2000 due to segment growth, and SAT expenses, including allocations, increased to $5.2 million in 2001 as compared to $4.7 million in 2000 due to amortization expense related to the termination of an exclusive product distribution agreement.

Operating income declined to $0.8 million in the first nine months of 2001 from $5.2 million in 2000. The risk assessment segment, including allocations, had operating income of $8.8 million as compared to $8.6 million in the first nine months last year. On an allocated basis, the healthcare segment had an operating loss of $1.5 million for the nine month period in both 2001 and 2000. The SAT segment, including allocations, had an operating loss of $0.9 million in 2001 as compared to operating income of $0.3 million in 2000. Unallocated operating expenses for the corporate segment related to corporate and merger expenses, including the Welsh Carson warrant amortization, were $5.5 million for the first nine months in 2001 as compared to $2.3 million in 2000.

Net interest expense remained constant during the first nine months of 2001 as compared to 2000 due to increased borrowings offset by lower interest rates. The effective income tax rate was 67% in 2000. In 2001, income tax expense was $1.7 million on a pretax loss of $0.8 million due to nondeductible amortization expense.

The combined effect of the above factors resulted in a net loss of $2.5 million or $0.24 per share in the nine month period ended September 30, 2001 as compared to net income of $1.1 million or $0.10 per share in the same period last year. The weighted average number of shares outstanding in the first nine months of 2001 and 2000 were 10,789,660 and 10,921,442, respectively.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

LabOne's working capital position increased by $1.7 million to $26.3 million at September 30, 2001 from $24.6 million at December 31, 2000. Accounts receivable increased from $33.9 million at December 31, 2000 to $46.8 million as of September 30, 2001, due primarily to the increase in revenue. The allowance for doubtful accounts declined from $4.4 million at year end to $3.0 million as of September 30. This decline is primarily due to implementing new third party collection procedures, which resulted in writing off old accounts receivable that were fully reserved in prior periods.

Net additions to property, plant and equipment in the first nine months of 2001 were $6.1 million primarily due to software and information systems development. Additions in 2000 were $7.0 million, primarily related to investment in information systems infrastructure.

On August 31, 2001, LabOne purchased all of the outstanding capital stock of Osborn for $49 million, which was paid in cash. Pursuant to the Securities Purchase Agreement with WCAS, the Company issued $14.0 million of series B-1 convertible preferred stock which accrues a payment in kind dividend at a rate of 8%. The Company issued $15.0 million of series A subordinated debt bearing a coupon of 11% and $21.0 million of series B-2 preferred stock which currently accrues a payment in kind dividend at a rate of 18%. The accrued payment in kind dividend for the quarterly period was $0.1 million.

Due to the issuance of the series A and series B-2 instruments, net long-term debt increased $37.0 million during the nine month period. Additionally, borrowings on the line of credit in the nine month period increased $3.0 million to $26 million. The total line of credit available is $28 million, which includes a $3 million bridge that expires November 30, 2001. The current interest rate, plus financing fees, on the line of credit is approximately 3.6% and is based on a 30 day LIBOR rate. The Company is currently negotiating additional debt facilities.

A principal payment of $1.85 million was made on the Company's industrial revenue bond on September 1, 2001. Interest on the bond is based on a taxable seven-day variable rate and is currently approximately 3.3%. The Company expects to repay the bond over the remaining eight years at approximately $1.85 million per year plus interest.

During the third quarter 2001, the Company did not repurchase any shares of common stock. The total number of shares of LabOne stock held in treasury at September 30, 2001 was approximately 2.2 million at a total cost of $33.9 million or $15.08 per share.

At September 30, 2001, LabOne had total cash and investments of $1.6 million as compared to $1.6 million at December 31, 2000. The Company expects to fund operations from a combination of cash flows from operations and short-term borrowings.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

An interest rate risk exposure exists due to LabOne's liability of $14.5 million in industrial revenue bonds and $26 million borrowing on its line of credit. The interest expense incurred on the bonds is based on a taxable seven-day variable rate which, including letter of credit and remarketing fees, is approximately 3.3% as of October 1, 2001. The interest expense on the line of credit is based on the 30-day LIBOR rate plus 0.75% and is currently approximately 3.6%. Any future increase in interest rates would result in additional interest expense which could be material and could result in a decision to enter into a long-term interest rate swap transaction.

PART II. OTHER INFORMATION

Item 2. - Changes in Securities and Use of Proceeds

Pursuant to a Securities Purchase Agreement dated August 31, 2001 (attached as Exhibit 4.1 to LabOne's Form 8-K/A Current Report filed October 5, 2001), Welsh, Carson, Anderson & Stowe and related purchasers (WCAS) invested a total of $50 million in preferred stock and subordinated debt in LabOne to fund the acquisition of Osborn and related expenses of the transaction. The equity securities consisted of $14 million of Series B-1 convertible preferred stock which, after shareholder approval, is fully convertible into LabOne common stock and $21 million of Series B-2 preferred stock which, after shareholder approval, is automatically convertible into Series B-1 convertible preferred stock. In connection with the issuance of the Series B-1 convertible preferred stock, LabOne issued to WCAS 350,000 warrants with a nominal strike price. The Series B-1 convertible preferred stock has a conversion price of $8.32, a coupon of 8.0%, payable in kind, and is subject to a limit on its convertibility pending shareholder approval of the termination of such limit. The Series B-2 preferred stock has a coupon of 18%, payable in kind, and upon receipt of shareholder approval, will automatically convert into Series B-1 convertible preferred stock. If shareholder approval of the conversion is obtained prior to February 28, 2002, the Series B-2 coupon will become 8%, retroactive to the date of issuance. WCAS maintains a right of first refusal to invest an additional $30 million in LabOne to fund future acquisitions. Exemption from registration is claimed under Rule 501 of Regulation D based on the representations that WCAS is acquiring the securities for its own account, for investment and not with a view toward resale or distribution; that WCAS understands the securities are not registered; that WCAS has the ability to bear the economic risks of the investment for an indefinite period of time; that WCAS has had access to information about LabOne; that WCAS is knowledgeable and experienced in financial and business matters; and that WCAS is an accredited investor.

For a further description of the terms of the Series B-1 convertible preferred stock, the Series B-2 preferred stock and the warrants, and the general effect of the issuance of such securities upon the rights of the holders of the registrant's common stock, see the excerpts from the registrants preliminary proxy statement filed on November 9, 2001, in connection with the special shareholders' meeting scheduled to be held in January 2002, entitled "Terms of Securities Purchase Agreement, Terms of Series B-1 Convertible Preferred Stock, Terms of Series B-2 Preferred Stock" and "Terms of Series B Warrants" and Exhibits 4.2, 4.3 and 4.4 to the registrant's current Form 8 -K/A filed with the Commission on October 9, 2001, copies of which are attached hereto.

Payment of cash dividends on LabOne common stock are currently prohibited by the Company's expanded line of credit agreement with Commerce Bank, N.A.

Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits

10.1   Severance Agreement between LabOne, Inc. and Thomas J. Hespe, dated September 1, 2001.

10.2   Consulting Agreement between LabOne, Inc. and James R. Seward, dated October 1, 2001.

99.1   Excerpts from LabOne's preliminary proxy statement filed on November 9, 2001.

99.2   Certificate of Designation for Series B-1 Preferred Stock.

99.3   Warrant Agreement dated as of August 31, 2001 by and among LabOne, Inc., Welsh, Carson, Anderson and Stowe IX, L.P. and the other purchasers named on Schedule I to the Securities Purchase Agreement.

99.4   Certificate of Designation for Series B-2 Preferred Stock.

99.5   Form of Series A Senior Subordinated Note.

(b) Reports on Form 8-K

A Form 8-K current report dated August 6, 2001 was filed with the Commission reporting under Item 9. Regulation FD Disclosure, the content of the second quarter conference call to investors.

A Form 8-K current report dated September 14, 2001 was filed with the Commission reporting under Item 2. Acquisition of assets, the acquisition of the Osborn Group, Inc. in conjunction with the investment in LabOne of $50 million by Welsh Carson Anderson and Stowe. Follow up amendments were filed to include exhibits associated with the acquisition and pro forma financial statements were filed as an amendment on November 13, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LabOne, Inc.

Date: November 14, 2001	By /s/ John W. McCarty John W. McCarty Executive V.P. and Chief Financial Officer

Date: November 14, 2001	By /s/ Joseph C. Benage Joseph C. Benage Secretary