Form 10-K
period 2001-12-31
LABONE INC/
filed 2002-03-29
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2001

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

Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Approximate aggregate market value of voting stock held by non-affiliates of Registrant: $129,837,000 (based on closing price as of February 28, 2002, of $16.20). The non-inclusion of shares held by directors, officers and beneficial owners of more than 5% of the outstanding stock shall not be deemed to constitute an admission that such persons are affiliates of the Registrant within the meaning of the Securities and Exchange Act of 1934.

Number of shares outstanding of only class of Registrant's common stock as of February 28, 2002: $.01 par value common - 10,814,640 net of 2,235,380 shares held as treasury stock.

Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement to be filed by April 30, 2002 are incorporated by reference into Part III. Such Proxy Statement, except for portions thereof that have been specifically incorporated by reference, shall not be deemed filed as part of this report on Form 10-K.

The exhibit list for this Form 10-K begins on page 21.

LabOne, Inc.

Form 10-K for the fiscal year ended December 31, 2001

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
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Schedule I: Valuation and Qualifying Accounts
Exhibit 4.4: Plan
Exhibit 10.8: Amenrectors
Exhibit 10.10: LabOne Annual Incentive Plan
Exhibit 10.16: Employment Agreement between LabOne, Inc. and Joseph C. Benage
Exhibit 10.17: Form of Employment Agreement between LabOne, Inc. and its executive officers and certain key employees
Exhibit 24: Power of Attorney
Exhibit 99: Cautionary Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

PART I

ITEM 1. BUSINESS

Overview

LabOne, Inc., a Missouri corporation, provides risk assessment services for the insurance industry, laboratory testing services for the healthcare industry and substance abuse testing services for employers and third party administrators. LabOne, Inc. and its wholly-owned subsidiaries Osborn Group, Inc. (Osborn), Lab One Canada Inc., Systematic Business Services, Inc. (SBSI) and ExamOne World Wide, Inc. (ExamOne), are hereinafter collectively referred to as either LabOne or the Company.

LabOne's Risk Assessment division provides underwriting and claims support services including teleunderwriting, specimen collection and paramedical examinations, laboratory testing, telephone inspections, motor vehicle reports, claims investigation services and medical information retrieval to the insurance industry. The laboratory tests performed by the Company are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on specimens of individual life insurance policy applicants but also includes specimens of individuals applying for individual and group medical and disability policies.

LabOne's Clinical division includes laboratory testing services for the healthcare industry as an aid in the diagnosis and treatment of patients. LabOne operates a highly automated and centralized laboratory, which the Company believes has significant economic advantages over other conventional laboratory competitors. LabOne markets its clinical testing services to managed care companies, insurance companies, self-insured groups and physicians.

LabOne's Clinical division also includes substance abuse testing services provided to employers who adhere to drug screening guidelines. LabOne is certified by the Substance Abuse and Mental Health Services Administration to perform substance abuse testing services for federally regulated employers and currently markets these services throughout the country to both regulated and nonregulated employers. The Company's rapid turnaround times and multiple testing options help clients reduce downtime for affected employees and meet mandated drug screening guidelines.

Forward Looking Statements

This Annual report on Form 10-K contains "forward-looking statements," including, but not limited to: projections of revenues, income or loss, margins, capital expenditures, cost savings and synergies, the payment or non-payment of dividends and other financial items, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements. Forward-looking statements involve known and unknown risks and uncertainties. Many factors could cause actual results to differ materially from those that may be expressed or implied in such forward-looking statements, including, but not limited to, the volume, pricing and mix of laboratory tests and other services provided by the Company, the extent of market acceptance of the Company's testing and other services in the healthcare and substance abuse industries, intense competition, the loss of one or more significant customers, bad debt expense, general economic conditions and other factors detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission, including the Cautionary Statement filed as Exhibit 99 to this Form 10-K.

Purchase of Osborn Group, Inc.

Effective August 31, 2001, LabOne purchased all of the outstanding capital stock of Osborn Group, Inc., (Osborn) a leading provider of laboratory testing and other risk assessment services to the life insurance industry. Intellisys, Inc., Applied BioConcepts Inc. and Osborn Laboratories (Canada) Inc., wholly owned subsidiaries of Osborn Group, were included in the purchase. As a result of the transaction, LabOne was able to consolidate Osborn's testing and other operations to LabOne's Lenexa, Kansas facility. With this acquisition, LabOne has a combined revenue base of $250 million and will annually perform laboratory testing for approximately 10 million individuals for its risk assessment, healthcare and substance abuse. Due to operational overlap, LabOne expects to generate up to $10 million of annual cost savings from the acquisition.

To fund the acquisition and related expenses of the transaction, Welsh, Carson, Anderson & Stowe, IX, L.P. and related purchasers (WCAS) invested a total of $50 million in convertible preferred stock and subordinated debt in LabOne pursuant to a Securities Purchase Agreement dated August 31, 2001. See "Liquidity" for further discussion of the issued securities.

Segment Information

The following table summarizes the Company's revenues and volumes from services provided to the risk assessment and clinical market segments (in thousands):

	Year ended December 31,
Revenues:	2001		2000		1999
Risk Assessment
Insurance lab/kits	$ 77,276	33%	$ 63,569	38%	$ 63,137	53%
Other insurance services	82,063	35%	45,780	27%	14,550	12%
Total Risk Assessment	159,339	68%	109,349	65%	77,687	65%
Clinical
Healthcare	46,615	20%	35,267	21%	24,793	21%
Substance Abuse	27,933	12%	24,535	14%	17,187	14%
Total Clinical	74,548	32%	59,802	35%	41,980	35%
Total	$ 233,887		$ 169,151		$ 119,667

Volumes:
Risk Assessment
Insurance applicants	4,647		3,762		3,773
Clinical
Healthcare specimens	1,570		1,277		877
Substance Abuse specimens	2,399		2,166		1,405

(See Note 7 of Notes to Consolidated Financial Statements for operating income and identifiable assets by segment.)

Services Provided by the Company

Risk Assessment Services:

Insurance companies require an objective means of evaluating the insurance risk posed by policy applicants in order to establish the appropriate level of premium payments, or to determine whether to issue a policy. Because decisions of this type are based on statistical probabilities of mortality and morbidity, insurance companies generally require quantitative data reflecting the applicant's general health. LabOne utilizes standardized specimen collection, medical questionnaires and laboratory testing, tailored to the needs of the insurance industry and reported in a uniform format. This information provides insurance companies with a consistent and efficient means of evaluating the mortality and morbidity risks posed by policy applicants.

When an individual applies for insurance, a paramedical company is contacted to arrange for collection of a blood and/or urine specimen. ExamOne's paramedical representatives perform paramedical examinations and collect specimens from individual insurance applicants using LabOne's custom-designed collection kits and containers. Insurance agents also collect oral fluid or urine specimens using LabOne's kits. These kits and containers are delivered to LabOne's laboratory via overnight delivery services or mail, bar coded for identification and tested according to each insurance company's specifications.

LabOne's insurance laboratory testing services consist of certain specimen profiles that provide insurance companies with specific information that may indicate liver or kidney disorders, diabetes, the risk of cardiovascular disease, bacterial or viral infections and other health risks. The Company also offers tests to detect the presence of antibodies to human immunodeficiency virus (HIV). Insurance companies generally offer a premium discount for nonsmokers and often rely on testing to determine whether an applicant is a user of tobacco products. Standardized laboratory testing can be used to verify responses on a policy application to such questions as whether the applicant is a user of tobacco products, certain controlled substances or certain prescription drugs. Cocaine use has been associated with increased risk of accidental death and cardiovascular disorders, and as a result of cocaine abuse in the United States and Canada, insurance companies test most policy applicants to detect its presence. Therapeutic drug testing also detects the presence of certain prescription drugs that are being used by an applicant to treat a life-threatening medical condition that may not be revealed by a physical examination.

CaseView, LabOne's proprietary requirements management software, allows underwriters to order laboratory testing and other services, check the status of those requests, review results electronically, request add-on tests or services based on the results and to manage the underwriting services they order through LabOne and its subsidiaries. With the Osborn acquisition, the Company also offers IntelliNet, a second network/software product that provides connectivity and case management capabilities for insurance clients. The integration of the best features of these products into one superior product should benefit insurance clients and result in cost savings to the Company.

LabOne assists with the administration and tracking of data for applicants during the information gathering process. The Company can obtain medical records or attending physician statements so underwriters can review the complete medical history of applicants. Inspection reports, either by telephone or performed in the field, provide additional applicant information quickly and cost-effectively. Motor vehicle reports are ordered automatically based on insurance company specifications or on demand by the underwriter. The Company can collect, process and provide imaged reports of these various pieces of information electronically through LabOne NET® directly to the insurance company's underwriting department.

Clinical Services:

Healthcare laboratory tests are generally requested by physicians to diagnose and monitor diseases and other medical conditions through the detection of substances in blood and other specimens. Laboratory testing is generally categorized as either clinical testing, which is performed on bodily fluids including blood and urine, or anatomical pathology testing, which is performed on tissue specimens. Clinical and anatomical pathology tests are frequently performed as part of routine physical examinations and hospital admissions in connection with the diagnosis and treatment of illnesses. The most frequently requested tests include blood chemistry analyses, blood cholesterol level tests, urinalyses, blood cell counts, PAP smears and AIDS-related tests.

Healthcare specimens are collected at the physician's office or other specified sites. Contracted couriers pick up the specimens and deliver them to local airports for express transport to the Kansas laboratory. Specimens are bar coded for identification and processed. The Company's testing menu includes the majority of tests requested by its clients. Tests not performed at LabOne are sent to reference laboratories for testing, and the results of these outsourced tests are transmitted into the Company's computer system for reporting along with the results completed by LabOne.

The Company has established the Lab Card® Program as a method of marketing outpatient laboratory services directly to payors. The Lab Card Program is marketed to self-insured groups and insurance companies, and provides laboratory testing at reduced rates as compared to traditional laboratories. It uses a unique benefit design that shares the cost savings with the patient, creating an incentive for the patient to direct laboratory work to LabOne. Under the Program, the patient generally incurs no out-of-pocket expense when the Lab Card is used, and the insurance company or self-insured group receives substantial savings on its laboratory charges.

Additionally, LabOne has several exclusive arrangements with managed care organizations, including Coventry Healthcare of Kansas City, BlueCross BlueShield of Tennessee and BlueCross BlueShield of Kansas City. With these arrangements, the managed care organizations direct testing for all of their members through LabOne.

LabOne markets substance abuse testing to large employers, third party administrators and occupational health providers. Certification by the Substance Abuse and Mental Health Services Administration enables the Company to offer substance abuse testing services to federally regulated industries.

Specimens for substance abuse testing are typically collected by independent agencies that use LabOne's forms and collection supplies. Specimens are sealed with bar coded, tamper-evident seals and shipped overnight to the Company. Automated systems monitor the specimens throughout the screening and confirmation process. Negative results are typically reported within 12 hours of accessioning in the laboratory. Initial positive specimens are verified by the gas chromatography/mass spectrometry method, and results are generally reported within 72 hours of accessioning in the laboratory. Results can be transmitted electronically to the client's secured computer, printer or fax machine, or the client can use LabOne's LabLink Dial-In software to retrieve, store, search and print its drug testing results.

Operations

LabOne operates a highly automated and centralized laboratory located in Lenexa, Kansas, a suburb of Kansas City, Missouri. The Company believes the single facility has significant economic advantages over other conventional laboratory competitors.

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

As a result of the significant number of tests it has performed over the past several years, LabOne has compiled and maintains a large statistical database of test results. These summary statistics are useful to the actuarial and underwriting departments of an insurance client in comparing that client's test results to the results obtained by the Company's entire client base. Company-specific and industry-wide reports are frequently distributed to clients on subjects such as coronary risk analysis, cholesterol and drugs of abuse. Additionally, the Company's statistical engineering department is capable of creating customized reports to assist managed care entities or employers in disease management, for HEDIS reporting and utilization tracking to help manage healthcare costs.

The Company considers the confidentiality of its test results and other personal data processed to be of primary importance and has established procedures to ensure that this information remains secure and confidential.

All of the reagents and materials used by the Company in conducting its testing are commercially purchased and most are readily available from multiple sources.

Regulation

LabOne's business is subject to significant federal and state regulation. Changes in regulation may significantly increase the costs of doing business.

LabOne is licensed under the Clinical Laboratory Improvement Amendments of 1988 and maintains additional licenses for clinical testing with all states where such licenses are required.

LabOne is certified by the Substance Abuse and Mental Health Services Administration to perform testing to detect drugs of abuse in federal employees and in workers governed by federal regulations. The Company is subject to federal and state regulation relating to the handling and disposal of medical waste and hazardous waste and federal regulation by the Food and Drug Administration, the Occupational Safety and Health Administration related to workplace safety and several agencies related to the transportation of laboratory specimens.

Congress has enacted the Health Insurance Portability and Accountability Act of 1996 (HIPAA). Pursuant to HIPAA, LabOne will be required to maintain administrative, technical, and physical safeguards to protect the security and confidentiality of healthcare information against unauthorized uses or disclosures. LabOne has appointed both a security officer and a privacy officer who are leading efforts to meet the upcoming requirements, the most significant of which is the April 2003 compliance date for the privacy regulations. Compliance with the HIPAA requirements have already, and will continue to, require significant resources.

Compliance Program; Quality Assurance

LabOne's Regulatory Affairs department oversees quality assurance programs to ensure that accurate and reliable test results are released to clients. This is accomplished by incorporating both internal and external quality improvement programs in each area of the laboratory. In addition, quality improvement specialists share the responsibility with all LabOne employees of an ongoing commitment to quality and safety in all laboratory operations. Internal quality and education programs are designed to identify opportunities for improvement in laboratory services and to meet all required safety, training and education issues. These programs help ensure the reliability and confidentiality of test results.

Procedure manuals in all areas of the laboratory help maintain uniformity and accuracy and meet regulatory guidelines. Tests on control samples with known results are performed frequently to maintain and verify accuracy in the testing process. Complete documentation provides record keeping for employee reference and meets regulatory requirements. All employees are thoroughly trained to meet standards mandated by OSHA in order to maintain a safe work environment. Superblind Testing Service® controls are used to challenge every aspect of service at LabOne from specimen arrival to account setup, testing, reporting and through final billing. Approximately 500 sample kits are prepared and submitted anonymously each month. These samples have at least 15 different indicators each representing over 7,500 challenges to the testing, handling and reporting procedures.

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

LabOne has appointed a Chief Compliance Officer and 14 co-compliance officers representing corporate security, operations, legal, human resources, regulatory affairs, billing, sales, finance, administration and information systems and technology functions within LabOne. Additionally, the Company has developed the LabOne Compliance Plan, based on the Model Compliance Plan recommended by the Office of Inspector General of the Department of Health and Human Services, to ensure compliance with anti-fraud and abuse laws and rules governing federally-financed reimbursement for laboratory testing services.

Sales and Marketing

LabOne's client base consists of insurance companies, managed care organizations, third party administrators, occupational health clinics and employers primarily in North America. The Company believes that its ability to provide prompt and accurate results on a cost-effective basis, and its responsiveness to customer needs have been important factors in servicing existing business.

All of the Company's sales representatives for the risk assessment market have significant business experience in the insurance industry or clinical laboratory-related fields. These representatives call on major clients several times each year, usually meeting with a medical director or vice president of underwriting. An important part of the Company's marketing effort is directed toward providing its existing clients and prospects with information pertaining to the actuarial benefits of, and trends in, laboratory testing. The Company's sales representatives and its senior management also attend and sponsor insurance industry underwriters' and medical directors' meetings.

The sales representatives for the healthcare industry are experienced in the healthcare benefit market or clinical laboratory-related fields, and each currently works in a specific geographic area. Marketing efforts are directed at insurance carriers, self-insured employers and trusts, third party benefit administrators, physician practices and other organizations nationwide.

Substance abuse marketing efforts are primarily directed at Fortune 1000 companies, occupational health clinics and third party administrators. The Company's strategy is to offer quality service at competitive prices. The sales force focuses on LabOne's ability to offer multiple reporting methods, next-flight-out options, dedicated client service representatives and rapid reporting of results.

Competition

The Company believes that the risk assessment services market in the United States and Canada is a $1 billion industry. The Company serves approximately 20% of this market. The primary competition in the market includes Hooper Holmes, Inc. and Examination Management Services, Inc. In this market, LabOne has developed long-term client relationships and a reputation for providing quality services at competitive prices tailored specifically to the insurance industry's needs. The risk assessment market continues to be highly competitive with the primary focus on the ability to provide rapid, comprehensive and high quality information services. The Company continues to develop innovative data management services and technological solutions that differentiate its products from competitors. These services and solutions enable LabOne's clients to expedite the underwriting and claims processes, saving time and reducing underwriting costs.

During 2000, LabOne was selected by State Farm Insurance Company to be its national account manager for the collection and testing of specimens from its life and health insurance applicants. In July of 2001, the Company completed the implementation of this unique national account management program in all 50 states. The Company believes the success of this implementation can serve as a validated model for other such programs managed by the Company in the future, and provides a competitive advantage. Due to this arrangement, total revenue recognized by LabOne from State Farm for 2001 exceeded 10% of total revenue. The loss of the State Farm account would have a material adverse effect on the Company.

The outpatient laboratory testing segment of the clinical market is a $25 billion industry, which is highly fragmented and very competitive. The Company faces competition from numerous independent clinical laboratories and hospital-owned or physician-owned laboratories. Many of the Company's competitors are significantly larger and have substantially greater financial resources than LabOne. The Company has established a solid client base through the use of Lab Card® and exclusive arrangements with managed care entities to provide laboratory services and information reporting.

LabOne competes in the substance abuse testing segment nationwide, presently estimated to be a $1.0 billion industry. There are currently 56 laboratories certified by the Substance Abuse and Mental Health Services Administration. The Company's major competitors are the major clinical chains, Laboratory Corporation of America and Quest Diagnostics, which collectively constitute approximately two-thirds of the substance abuse testing market. The Company's focus is fast turnaround with high-quality, low-cost service, with a strategic position of offering oral fluid based drug screening in the pre-employment market.

LabOne's business plan is to be the premier provider of high-quality, cost effective laboratory and information services to insurance companies, self-insured employers, and physician practices. The Company feels that its superior quality and centralized, quality controlled processes and low-cost operating structure enable it to compete effectively in this market.

Foreign Markets

Lab One Canada Inc. markets insurance testing services to Canadian clients, with laboratory testing performed primarily in the United States. The following table summarizes the revenue, profit and assets applicable to the Company's domestic operations and its subsidiary, Lab One Canada Inc.

	Year ended December 31, (in millions)
	2001	2000	1999
Sales:
United States	$ 225.0	161.1	112.5
Canada	8.9	8.1	7.2

Operating Profit (Loss):
United States	$ 4.6	3.9	7.9
Canada	(0.3)	(0.2)	0.1

Identifiable Assets:
United States	$ 185.7	126.4	116.3
Canada	3.1	1.6	2.1

Technology Development

The technology development department evaluates new commercially available tests and technologies, or develops new assays, and compares them to competing products in order to select the most accurate and efficient laboratory procedures. Additionally, LabOne's scientists present findings to clients to aid them in choosing the best tests available to meet their requirements. Total technology development expenditures are not considered significant to the Company as a whole.

Employees

As of February 28, 2002, the Company had 1,625 employees, including 77 part-time employees, representing an increase of 259 employees from the same time in 2001. None of the Company's employees is represented by a labor union. The Company believes its relations with employees are good.

ITEM 2. PROPERTIES

The Company's principal operations are located on 54 acres in Lenexa, Kansas, approximately 15 miles from Kansas City, Missouri. Its 268,000 square foot, custom-designed facility houses the Company's laboratory, administrative and warehouse functions. The facility is owned by the Company and financed through industrial revenue bonds issued by the City of Lenexa, Kansas. The remaining balance on the bonds is $14.5 million. The laboratory has certain enhancements that improve the efficiency of operations. Conveyor systems transport inbound test kits from the receiving area to the laboratory and remove waste. All automated testing equipment requiring purified water is linked directly to a centralized water-purification system. Over 50,000 square feet of raised flooring allows laboratory instruments and PCs to be arranged or moved quickly and easily. The security system includes proximity card readers to control access and a ceiling detector system to prevent foreign substances from being thrown into the laboratory. In addition, three diesel generators and a UPS battery system are on-line in the event of electrical power shortage. These back-up power sources allow specimen testing and data processing to continue until full power is restored, thus assuring LabOne's clients of continuous laboratory operation.

SBSI utilizes two facilities in Independence, Missouri under leases expiring in 2003. Effective January 1, 2002, LabOne added a 50,000 square foot facility in Lee's Summit, Missouri under lease until 2011 to perform insurance applicant interviews and to process attending physician statements. ExamOne has a five year lease expiring in 2004 for a facility used as office space in Voorhees, New Jersey and leases 28 locations across the United States as regional paramedical offices. LabOne leases 11 locations in the Midwest which serve as LabOne Service Centers. These facilities provide specimen collection services for patients and are typically located in medical office buildings. Lab One Canada Inc. leases office space in Ontario Canada, which is used for sales and client services. This lease expires in 2003. Additionally, Lab One Canada Inc. leases space in Quebec Canada for assembly and distribution of specimen collection kits for Canadian insurance testing. This lease expires in 2002.

ITEM 3. LITIGATION

In the normal course of business, LabOne had certain lawsuits pending at December 31, 2001. During 2000 and 2001, LabOne became a co-defendant in several cases challenging toxicology results, including the processes and science underlying the determination of substituted or adulterated specimens submitted for toxicology testing. In July 2001, the Company announced that a jury awarded $400,000 in compensatory damages to a flight attendant based upon the drug testing results reported by LabOne. The Company believes that it has properly applied regulatory guidelines required for such testing and has appealed the verdict. The Company is insured for the loss and has reserved for any potential insurance deductibles related to these cases.

On March 5, 2002, a complaint was filed by a paramedical services company against LabOne and others. The suit claims that LabOne interfered with the contractual rights of the paramedical services company with several of its affiliate examiners and wrongfully recruited employees to work for LabOne. The suit seeks injunctive relief and damages. The resolution of this issue is not expected to be material to LabOne.

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

Although LabOne cannot predict the outcome of such proceedings or any other claims made against it, management believes that the ultimate resolution of these claims will have no material adverse impact on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant's common stock trades on The Nasdaq Stock Market® under the symbol LABS. As of March 1, 2002, the outstanding shares were held by approximately 5,500 shareholders either directly or in street name.

The Company did not pay a dividend during 2001 or 2000. The Board of Directors eliminated the quarterly dividend in 1999 to retain cash flow to finance the Company's debt obligations and growth plans. Additionally, the Company's line of credit with Commerce Bank, N.A. currently prohibits the payment of dividends under the terms of the line of credit. The Board of Directors will review the dividend policy on a periodic basis, but presently has no plans to pay a dividend in the near future.

The following are the high and low prices of LabOne's common stock for each quarter of 2001 and 2000:

	2001		2000
	High	Low	High	Low
1st Quarter	$ 8.00	4.75	8.75	5.63
2nd Quarter	8.27	5.56	7.88	4.00
3rd Quarter	11.50	6.30	10.31	5.06
4th Quarter	16.89	9.95	8.98	4.38

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes certain selected financial information and operating data regarding the Company. This information should be read in conjunction with Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Item 14. (a) (1) and (2), CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE. The balance sheet data as of December 31, 2001, 2000, 1999, 1998 and 1997, and the statement of operations data for each of the years in the five-year period ended December 31, 2001, have been derived from the Company's Consolidated Financial Statements, which have been audited by KPMG LLP, the Company's independent certified public accountants.

	Years Ended December 31,
	(in thousands, except per share amounts)
	2001	2000	1999	1998	1997
Sales	$ 233,887	169,151	119,667	102,227	78,926
Earnings (loss) from continuing operations	(1,043)	(524)	2,859	4,877	(8,103)
Loss from discontinued operations	—	—	—	—	(2,342)
Net earnings (loss)	$ (1,043)	(524)	2,859	4,877	(10,446)
Diluted earnings (loss) from continuing operations per common share	$(0.18)	(0.05)	0.27	0.50	(0.83)
Diluted loss from discontinued operations per common share	—	—	—	—	(0.24)
Diluted earnings (loss) per common share	$ (0.18)	(0.05)	0.27	0.50	(1.07)
Dividends per common share	$ —	—	0.76	0.80	0.80
Total assets	$188,792	127,979	118,443	98,007	74,482
Long term debt	55,833	38,677	29,615	18,097	—
Stockholders' equity	101,591	64,711	71,029	54,539	56,439

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2001 Compared to 2000

Revenue for the year ended December 31, 2001 was $233.9 million as compared to $169.2 million in 2000. The increase of $64.7 million, or 38%, was due to increases in risk assessment revenue of $50.0 million, healthcare revenue of $11.3 million and SAT revenue of $3.4 million. The risk assessment segment revenue increased from $109.3 million in 2000 to $159.3 million due primarily to increases of $28.1 million in paramedical testing and an increase of $16.8 million in insurance laboratory testing. Insurance laboratory testing increased due to an increase in the base level of LabOne insurance applicants tested and due to $11.9 million of revenue from acquired Osborn clients effective September 2001. Healthcare laboratory revenue increased from $35.3 million in 2000 to $46.6 million in 2001 due to a 23% increase in testing volumes and an increase in the average revenue per patient. SAT revenue increased from $24.5 million in 2000 to $27.9 million in 2001 primarily due to a 11% increase in testing volumes.

Cost of sales increased $51.0 million, or 45%, for the year as compared to the prior year. This increase is primarily due to increases in paramedical collections, payroll and material costs due to the growth of ExamOne and growth in the insurance and healthcare laboratory testing markets. Insurance segment cost of sales expenses increased to $113.1 million as compared to $72.7 million during 2000 due to the growth of ExamOne and the acquisition of Osborn. Healthcare cost of sales expenses were $29.6 million as compared to $23.6 million during 2000. SAT cost of sales expenses were $22.6 million as compared to $18.0 million during 2000. The increases in the healthcare and SAT segments are due primarily to increased testing volumes.

As a result of the above factors, gross profit increased $13.7 million, or 25%, from $54.9 million in 2000 to $68.6 million in 2001. Insurance gross profit increased $9.6 million, or 26%, to $46.2 million in 2001. Healthcare gross profit improved $5.3 million, from $11.7 million in 2000 to $17.0 million in 2001. SAT gross profit decreased $1.2 million from $6.5 million last year to $5.3 million in 2001.

Selling, general and administrative (SGA) expenses increased $13.2 million, or 26%, in 2001 as compared to 2000 primarily due to increases in payroll and benefits and amortization expenses. Payroll expenses increased $5.5 million or 23% for the year due to growth in the risk assessment, healthcare and corporate overhead divisions and the accrual of profit sharing bonuses in 2001. Amortization expense increased $3.9 million due to non cash warrant expenses of $3.2 million related to the WCAS financing and $0.6 million related to warrants issued in exchange for an exclusive marketing arrangement. Insurance overhead expenditures increased to $17.6 million as compared to $13.3 million in 2000 primarily due to the addition of Osborn and growth in ExamOne. Healthcare overhead increased to $13.6 million as compared to $10.2 million in 2000 due to bad debt accruals and payroll expense. SAT overhead increased from $4.0 million to $4.1 million in 2001. Corporate overhead increased from $23.6 million in 2000 to $29.0 million due to the warrant amortization and payroll expenses.

Operating income increased 14% from $3.7 million in 2000 to $4.3 million in 2001. The risk assessment segment had operating income of $28.7 million as compared to $23.4 million in 2000. The healthcare segment operating income increased from $1.4 million in 2000 to $3.5 million in 2001. The SAT segment operating income declined from $2.5 million in 2000 to $1.3 million in 2001. Corporate operating expenses for the year increased from $23.6 million in 2000 to $29.1 million.

Non operating expense decreased $0.2 million in 2001 as compared to 2000, primarily due to lower interest expense. Average income tax expense was 150% of pretax income in 2001 as compared to 138% in 2000. The high average rate is due to amortization expense which is not deductible for tax purposes.

The combined effect of the above factors resulted in a net loss of $1.0 million, or $0.18 per share as compared to a net loss of $0.5 million, or $0.05 per share, in 2000.

2000 Compared to 1999

Revenue for the year ended December 31, 2000 was $169.2 million as compared to $119.7 million in 1999. The increase of $49.5 million, or 41%, was due to increases in risk assessment revenue of $31.7 million, healthcare revenue of $10.5 million and SAT revenue of $7.3 million. The risk assessment segment revenue increased from $77.7 million in 1999 to $109.3 million due primarily to increases of $25.9 million in paramedical testing and an increase of $5.5 million in SBSI revenue. Insurance laboratory testing decreased 2% due to a 1% decrease in average revenue per applicant and a slight decrease in total applicants tested. Healthcare laboratory revenue increased from $24.8 million in 1999 to $35.3 million in 2000 primarily due to a 46% increase in testing volumes. SAT revenue increased from $17.2 million in 1999 to $24.5 million in 2000 primarily due to a 54% increase in testing volumes, partially offset by lower revenue per specimen.

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

Selling, general and administrative (SGA) expenses increased $11.1 million, or 28%, in 2000 as compared to 1999 primarily due to increases in payroll and benefits, depreciation and amortization expenses. Payroll expenses increased $5.6 million or 30% for the year due to a 33% increase in SGA employees related to growth in the healthcare and SAT divisions and the addition of

ExamOne. Depreciation expense increased $1.3 million as compared to last year primarily related to information systems. Amortization expense increased $1.0 million primarily due to a full year of the goodwill associated with the Lab Holdings merger and the ExamOne acquisition. Insurance overhead expenditures, including allocated overhead, increased to $26.6 million as compared to $20.3 million in 1999 primarily due to the addition of ExamOne. Healthcare overhead, including allocated overhead, was $14.5 million as compared to $12.2 million in 1999. SAT overhead, including allocated overhead, increased from $5.4 million to $6.9 million. These increases are due to the revenue growth in each segment. The allocation of corporate overhead to the healthcare and SAT segments increased to $7.2 million for the year, as compared to $6.4 million in 1999. Overhead allocated to the insurance segment was $13.3 million for the year.

Operating income decreased from $8.0 million in 1999 to $3.7 million in 2000. The risk assessment segment, including overhead allocations, had operating income of $10.1 million as compared to $15.5 million in 1999. The healthcare segment, including overhead allocations, experienced an operating loss of $2.8 million for 2000 as compared to an operating loss of $4.5 million in 1999. The SAT segment, including overhead allocations, had an operating loss of $0.4 million in 2000 as compared to a loss of $0.8 million in 1999. Unallocated operating expenses for the year were $3.2 million related to amortization and corporate expenses. Unallocated operating expenses in 1999 were $2.2 million primarily due to merger expenses, partially offset by gains on the sale of the former laboratory and administrative facilities.

In the fourth quarter 2000, operating income was reduced $2.1 million due to the Company increasing its allowance for doubtful accounts and recognizing other additional expenses. During the quarter, one of the largest SAT clients became delinquent on its trade payments, resulting in the Company reaching an agreement to exchange the trade receivable for a short-term note receivable. As part of the agreement, the balance due from the client was reduced by $0.2 million. The Company increased its allowance for doubtful accounts by $0.8 million, due to the specific SAT client and an additional allowance for healthcare receivables. Other additional expenses include $0.7 million in one-time payroll charges, due primarily to severance expense and certain employees' bonus arrangements entered into and in connection with the expansion of ExamOne and SAT.

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

TRENDS

The following is management's analysis of certain existing trends that have been identified as potentially affecting the future financial results of the Company. Due to the potential for a rapid rate of change in any number of factors associated with the risk assessment and clinical industries, it is difficult to quantify with any degree of certainty LabOne's future volumes, sales, margins or net earnings.

Amortization expense in 2001, comprised of $4.3 million for goodwill and customer list and $3.8 million for the amortization of the WCAS and other warrants issued, was $8.1 million. Amortization expense in 2000 was $4.3 million primarily for goodwill. Effective 2002, the Company will no longer amortize goodwill. (See Recent Accounting Developments.) The majority of the historical amortization expense was not deductible for tax purposes and had the effect of increasing the effective income tax rate.

Effective August 31, 2001, LabOne purchased Osborn, a provider of laboratory testing and other risk assessment services to the life insurance industry. With this acquisition, LabOne will have a combined revenue base of $250 million and will annually perform laboratory testing for approximately 10 million individuals for its risk assessment, healthcare and substance abuse testing clients. Due to the reduction of operational overlap, LabOne expects to generate up to $10 million of annual cost savings from the acquisition.

The risk assessment services market continues to be highly competitive. The primary focus of the competition has been on the ability to deliver integrated services such as total account management and electronic connectivity. LabOne continues to maintain its market leadership by a commitment to customer service, by providing quality products and services at competitive prices and by continuing to develop innovative data management services and technological solutions that differentiate us from competitors.

During 2001, LabOne continued to contract with national insurance carriers to provide teleunderwriting services. Under the terms of these contracts, LabOne personnel conduct telephone interviews relating to the medical histories of new life insurance policy applicants. It is anticipated that there will be a substantial increase in these services provided during 2002.

Revenue from the ExamOne division increased $28.1 million in 2001. The paramedical industry historically returns a lower gross margin than LabOne's other market segments. In most cases, a substantial percentage of the revenue from a specimen collection is paid to a contractor who owns and operates an independent local office which arranges for the collection. As the revenue from ExamOne continues to grow as a percentage of total LabOne revenue, its lower gross margins will add to the total profitability of LabOne but will reduce the average gross profit margin percentage.

In the healthcare division, the Company continued its trend of growth through the Lab Card® Program, aggressively marketing to physicians and new managed care agreements. The Lab Card Program now has more than 3 million members. The program continued to expand through new members as well as increased participation from existing members.

In the physician marketing and managed care area, the healthcare division continues to service approximately 750,000 members under our exclusive managed care outpatient laboratory service contracts. The Company continues to add network approvals for healthcare plans in focused regional physician markets to increase penetration. Managed care organizations, and the physicians who are under their contracts, continue to choose LabOne for its high-quality testing, disease management data capabilities, and responsive customer service and support.

The SAT market segment is more cyclical in nature and sensitive to economic conditions, and levels of employment and labor hiring than LabOne's other market segments. Due to the recent economic downturn, revenue growth in this segment has diminished. If economic activity and levels of employment and labor hiring do not improve, revenues in this segment may continue to lag expectations.

In addition to its urine drug testing, LabOne markets oral fluid drug testing services with a laboratory-based test that identifies commonly used illicit drugs in oral fluid samples. The oral fluid collection avoids the process of collecting and handling of urine samples and the collection with the oral fluid device is directly observable. LabOne markets this service to employers and third party administrators nationwide.

There is a general bad debt risk exposure in the SAT and healthcare divisions. The Company has estimated the exposure based on historical information and expected collection rates, and has reserved an appropriate allowance for doubtful accounts.

The Company's facility was financed through the City of Lenexa, Kansas, with industrial revenue bonds. In conjunction with the bonds, LabOne received income tax credits through the State of Kansas High Performance Incentive Plan to be applied against state income taxes for up to 10 years, or until the credit is completely used. The amount of the credit exceeds $4 million.

In conjunction with the purchase of Osborn, WCAS was issued $35.0 million of convertible preferred stock and $15.0 million of subordinated debt. The preferred stock can be converted into LabOne common stock at a rate of $8.32 per share and earns a paid-in-kind dividend of 8% which is compounded semiannually. In the calculation of earnings per share, the preferred dividend is deducted from net earnings in arriving at earnings available to common shareholders and reduces basic earnings per share. In calculating diluted earnings per share, the dividend is not deducted, but the number of shares outstanding is adjusted by the potential conversion of the preferred stock into common stock and will reduce the calculated earnings per share. The $15.0 million of subordinated debt has a cash coupon of 11%.

LIQUIDITY AND CAPITAL RESOURCES

LabOne's working capital position increased from $24.6 million at December 31, 2000, to $30.6 million at December 31, 2001. This increase is due to cash provided by net financing activities and cash provided by operations exceeding the acquisition costs of Osborn and capital additions. Net cash provided by operations increased from $4.4 million in 2000 to $14.2 million in 2001. Non-cash expenses included in net earnings, primarily amortization and depreciation, increased $7.2 million as compared to 2000. The net change in non-cash working capital items decreased as compared to last year. Accounts receivable grew from $33.9 million as of December 31, 2000 to $42.1 million as of December 31, 2001, due to the increase in revenue. The allowance for doubtful accounts declined from $4.4 million in 2000 to $3.6 million due to implementing new third party collection procedures, which resulted in writing off old accounts receivable that were fully reserved in prior periods. Total cash and investments at December 31, 2000, were $5.9 million, as compared to $1.6 million at December 31, 2000. Management expects to be able to fund operations from a combination of cash flow from operations and borrowings.

To finance the purchase of Osborn, LabOne issued $35 million of convertible preferred stock and $15 million of subordinated debt to WCAS in exchange for $50 million cash. The preferred stock is convertible into LabOne common stock at a rate of $8.32 per share and earns a paid-in-kind dividend at a fixed rate of 8% compounded semiannually. The convertible preferred stock may be converted at the Company's election after the third anniversary of issuance if the common stock is trading at or above $16.64 per share for 30 out of 45 consecutive trading days. Final redemption of the convertible preferred stock on the seventh anniversary of issuance may be paid in cash or stock at the Company's election. The subordinated debt bears a fixed interest rate of 11% and matures 25% on each of the fifth and sixth anniversaries of issuance and the remaining 50% on the seventh anniversary of issuance.

During 2001, the Company spent $61.8 million for capital investments, as compared to $9.0 million in 2000 and $12.8 million in 1999. The amount spent in 2001 included $50.6 million for the purchase of Osborn and $2.4 million on the acquisition of various paramedical operations. Additionally, $6.3 million was spent for software development and information systems. Capital expenditures for 2000 were primarily related to expansion of all three business segments, including $3.9 million for information systems improvements and $2.0 million in additional laboratory equipment. Of the amount spent in 1999, $5.2 million was spent on completion of the Company's new facility and $2.1 million was spent on the purchase of ExamOne. Future capital asset expenditures, excluding strategic expansions, are expected to be approximately $9 million annually.

Interest on the industrial revenue bonds issued to finance the construction of the Company's facility is based on a taxable seven-day variable rate which, including letter of credit and remarketing fees, is approximately 3.1% as of March 1, 2002. The bonds mature over the next eight years in increments of $1.85 million per year plus interest. The third principal payment of $1.85 million was paid in September 2001. Interest on the Company's line of credit is currently based on the 30-day LIBOR rate plus 225 basis points and including bank fees is approximately 4.1% as of March 1, 2002.

During the first quarter 2000, the Board of Directors approved a stock repurchase program pursuant to which LabOne is authorized to repurchase up to $10 million of its common stock. During 2000, the Company repurchased 841,000 shares at a cost of approximately $5.9 million. The Company currently does not intend to make additional share repurchases.

The Company increased its available line of credit from $15 million to $25 million to accommodate stock repurchases in 2000. During 2001, the Company increased the line of credit to $35 million. The Company is currently in discussions with several banks for a new three year facility that would increase this line of credit in 2002.

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

An interest rate risk exposure exists due to LabOne's liability of $14.5 million in industrial revenue bonds and $28 million borrowing on its line of credit. The interest expense incurred on the bonds is based on a taxable seven-day variable rate, which including letter of credit and remarketing fees, is approximately 3.1% as of March 1, 2002. The interest expense on the line of credit is based on the 30-day LIBOR rate plus 2.25% and is currently approximately 4.1%. An assumed 10% increase in interest rates (representing approximately 40 basis points) would potentially increase interest expense on these instruments by $0.2 million annually.

Recent Accounting Developments

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. It also specifies the types of acquired intangible assets that require recognition and reporting separately from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer will be amortized, but instead tested for impairment at least annually in accordance with the provisions in the statement. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their residual values and reviewed for impairment.

The Company has adopted the provisions of SFAS 141 upon its issuance and SFAS 142 effective July 1, 2001. Because the Osborn acquisition occurred after July 1, 2001, the Company did not amortize any of the goodwill generated in the purchase. As of January 1, 2002, the Company will no longer amortize any goodwill, and in accordance with SFAS 142, has performed an evaluation of its goodwill that was acquired in prior business combinations to identify intangible assets that require recognition and reporting apart from goodwill. The Company has concluded that the customer list acquired from the purchase of GIB Laboratories is not goodwill and will recognize the final amortization of this customer list in January 2002. Also, on January 1, 2002, in accordance with SFAS 142, the Company performed a goodwill impairment assessment and concluded that no impairment of goodwill exists at such date.

The Company had unamortized goodwill in the amount of $81.7 million at December 31, 2001. Amortization expense related to goodwill was $3.5 million and $3.4 million for the years ended December 31, 2001 and 2000, respectively.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

While many operational aspects are subject to complex federal, state and local regulations, the accounting for LabOne's business is generally straightforward with revenues primarily recognized upon completion of the testing process or delivery of services provided to the client.

The estimate of reserves for doubtful accounts involves a monthly standardized approach to review the collectibility of receivables based on the aging of accounts receivable. Historical collection and payor reimbursement experience is an integral part of the estimation process related to reserves for doubtful accounts. In addition, the current state of billing functions is assessed in order to identify any known collection or reimbursement issues in order to assess the impact, if any, on reserve estimates, which involve judgment. Revisions in reserve estimates are recorded as an adjustment to bad debt expense within selling, general and administrative expenses. The collection and reserves processes, along with the monitoring of billing processes, helps to reduce the risk associated with material revisions to reserve estimates resulting from adverse changes in collection and reimbursement experience and billing functions.

Certain internal and external costs incurred in connection with developing or obtaining software for internal use are capitalized in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These capitalized costs are included in property and equipment on the consolidated balance sheets and are subject to amortization, over the estimated useful life of the software, beginning when the software project is complete.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included under the captions entitled "Information Concerning Nominees for Election as Directors," "Security Ownership of Management," "Security Ownership of Certain Beneficial Owners," "Executive Compensation" and "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to its annual meeting of stockholders to be held May 23, 2002, is incorporated into Items 10, 11, 12 and 13 above by reference, except the information contained in the Proxy Statement under the captions "Board Compensation Report on Executive Compensation" and "Comparison of Five Year Cumulative Total Return Among LabOne, Nasdaq Composite Index and Peer Group" is not incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) (1) and (2) -- The following consolidated financial statements and schedule are attached as a separate section of this report entitled "Consolidated Financial Statements and Schedule":

INDEPENDENT AUDITORS' REPORT

CONSOLIDATED FINANCIAL STATEMENTS:
   Consolidated Balance Sheets, December 31, 2001 and 2000
   Consolidated Statements of Operations, Years Ended
      December 31, 2001, 2000 and 1999
   Consolidated Statements of Stockholders' Equity,
      Years Ended December 31, 2001, 2000 and 1999
   Consolidated Statements of Cash Flows, Years Ended
      December 31, 2001, 2000 and 1999
   Notes to Consolidated Financial Statements

SCHEDULE:
   Schedule II - Valuation and qualifying accounts

All other schedules are omitted because they are not applicable, not required, or the information is included in the Consolidated Financial Statements or the notes thereto.

(b) Reports on Form 8-K

A Form 8-K current report dated September 14, 2001 was filed with the Commission reporting under Item 2. Acquisition of assets, the acquisition of the Osborn Group, Inc. in conjunction with the investment in LabOne of $50 million by WCAS. Follow up amendments were filed to include exhibits associated with the acquisition and pro forma financial statements were filed as an amendment on November 13, 2001.

(c) Exhibits required by Item 601 of Regulation S-K

   (Exhibits follow the Schedule):

Page
2.1*	Distribution Agreement, dated December 20, 1996, between the Registrant and SLH Corporation - attached as Exhibit 2(a) to SLH Corporation's Form 10/A (Amendment No. 1) dated February 4, 1997 (File No. 0-21911).
2.2*	Blanket Assignment, Bill of Sale, Deed and Assumption Agreement, dated as of February 28, 1997, between the Registrant and SLH Corporation - attached as Exhibit 2(b) to SLH Corporation's Form 10/A (Amendment No. 1) dated February 4, 1997 (File No. 0-21911).
2.3*	Agreement and Plan of Merger by and between Lab Holdings, Inc. and LabOne, Inc., dated March 7, 1999 - attached as Appendix A to the Joint Proxy Statement/Prospectus filed as a part of the Registrant's Registration Statement on Form S-4, filed July 2, 1999 (File No. 333-76131).
2.4*	Stock Purchase Agreement, dated August 31, 2001, between the Registrant and ChoicePoint Inc. and ChoicePoint Services Inc. -- attached as exhibit 2. to the Current Report on Form 8-K filed September 14, 2001.
3.1*	Amended Articles of Incorporation - attached as Exhibit B to Appendix A to the Joint Proxy Statement/Prospectus filed as a part of the Registrant's Registration Statement on Form S-4, filed July 2, 1999 (File No. 333-76131).
3.2*	Certificate of Designations, Preferences, Qualifications and Rights of Series A Preferred Stock, dated February 11, 2000 - attached as Exhibit 3.2 to Annual Report on Form 10-K of LabOne, Inc., a Missouri corporation, for the year ended December 31, 1999.
3.3*	Amended and Restated Bylaws - attached as Exhibit C to Appendix A to the Joint Proxy Statement/Prospectus filed as a part of the Registrant's Registration Statement on Form S-4, filed July 2, 1999 (File No. 333-76131).
4.1*	Trust Indenture dated as of September 1, 1998, between the City of Lenexa, Kansas and Intrust Bank, N.A. related to the issuance of Taxable Industrial Revenue Bonds for the LabOne, Inc. Facility Project - attached as Exhibit 4.1 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Delaware corporation, for the quarter ended September 30, 1998 (File No. 0-15975).
4.2*	Lease Agreement dated as of September 1, 1998, between the City of Lenexa, Kansas and LabOne, Inc. related to the Trust Indenture - attached as Exhibit 4.2 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Delaware corporation, for the quarter ended September 30, 1998 (File No. 0-15975).
4.3*	Reimbursement Agreement dated as of September 1, 1998, between LabOne, Inc. and Commerce Bank, N.A. - attached as Exhibit 4.3 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Delaware corporation, for the quarter ended September 30, 1998 (File No. 0-15975).
4.4	Letter agreement dated December 17, 2001, between the Registrant and Commerce Bank, N.A. relating to the Registrant's obligations with respect to the line of credit to be issued thereunder.	55
4.5*	Warrant to Purchase Shares of Common Stock of LabOne, Inc., issued to USA Managed Care Organization - attached as Exhibit 4.5 to the Annual Report on Form 10-K of LabOne, Inc., a Delaware corporation, for the year ended December 31, 1998 (File No. 0-15975).
4.6*	Warrant to Purchase Shares of Common Stock of LabOne, Inc., issued to Health Plan Services, Inc., dated April 1, 1999 - attached as Exhibit 10.19 to the Registrant's Registration Statement on Form S-4, filed July 2, 1999 (File No. 333-76131).
4.7*	Warrant to Purchase Shares of Common Stock of LabOne, Inc., issued to Larry Glenn, dated November 5, 1999 - attached as Exhibit 4.8 to the Annual Report on Form 10-K of LabOne, Inc., a Missouri corporation, for the year ended December 31, 1999.
4.8*	Rights Agreement and attached exhibits A, B and C, dated as of February 11, 2000, between the Registrant and American Stock Transfer & Trust Company, - attached as Exhibit 4.1 to the Registrant's Form 8-K Current Report, filed February 14, 2000.
4.9*	Securities Purchase Agreement dated as of August 31, 2001 by and among LabOne, Inc., Welsh, Carson, Anderson and Stowe IX, L.P. and the other purchasers named on Schedule I to the Securities Purchase Agreement - attached as exhibit 4.1 to the Current Report on Form 8-K filed October 5, 2001.
4.10*	Letter Agreement dated December 10, 2001, clarifying the Securities Purchase Agreement dated August 31, 2001 - attached as exhibit 4.8 to the Current Report on Form 8-K filed December 11, 2001.
4.11*	Amended Certificate of Designation for Series B-1 Cumulative Convertible Preferred Stock - attached as exhibit 4.2 to the Current Report on Form 8-K filed December 11, 2001.
4.12*	Amended Certificate of Designation for Series B-2 Cumulative Preferred Stock - attached as exhibit 4.4 to the Current Report on Form 8-K filed December 11, 2001.
4.13*	Form of Series A Senior Subordinated Note - attached as exhibit 4.5 to the Current Report on Form 8-K filed October 5, 2001.
4.14*	Warrant Agreement dated as of August 31, 2001 by and among LabOne, Inc., Welsh, Carson, Anderson and Stowe IX, L.P. and the other purchasers named on Schedule I to the Securities Purchase Agreement - attached as exhibit 4.3 to the Current Report on Form 8-K filed October 5, 2001.
4.15*	Amendment No. 1 to Rights Agreement dated August 31, 2001 between LabOne, Inc. and American Stock Transfer & Trust Company-- attached as exhibit 4.6 to the Current Report on Form 8-K filed October 5, 2001.
4.16*	Registration Rights Agreement dated August 31, 2001 among LabOne, Inc., Welsh, Carson, Anderson and Stowe IX, L.P. and the other purchasers named on Schedule I to the Securities Purchase Agreement-- attached as exhibit 4.7 to the Current Report on Form 8-K filed October 5, 2001.
10.1*	Registrant's 1997 Directors' Stock Option Plan, as amended - attached as Exhibit 10.4 to the Registrant's Form 10-Q for the quarter ended September 30, 1998. ***
10.2*	Form of Option Agreement with Directors under the Directors' Stock Option Plan, as amended - attached as Exhibit 10.5 to the Registrant's Form 10-Q for the quarter ended September 30, 1998. ***
10.3*	1987 Long-Term Incentive Plan of LabOne, Inc., approved May 16, 1991, with amendments adopted May 21, 1993 and November 9, 1993 - attached as Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993. **
10.4*	Amendment to 1987 Long-Term Incentive Plan of LabOne, Inc., effective February 10, 1995 - attached as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for year ended December 31, 1995. **
10.5*	Amendment to 1987 Long-Term Incentive Plan of LabOne, Inc., effective May 9, 1997 - attached as Exhibit 10.5 to the Annual Report on Form 10-K of LabOne, Inc., a Delaware corporation, for the year ended December 31, 1997 (File No. 0-15975). **
10.6*	1997 Long Term Incentive Plan of LabOne, Inc. - attached as Exhibit 10.1 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Delaware corporation, for the quarter ended June 30, 1998 (File No. 0-15975). **
10.7*	Form of Stock Option Agreement pursuant to the LabOne 1997 Long-Term Incentive Plan - attached as Exhibit 10.2 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Delaware corporation, for the quarter ended June 30, 1998 (File No. 0-15975). **
10.8	Form of Stock Option Agreements pursuant to the LabOne 2001 Long-Term Incentive Plan. **	63
10.9*	Stock Plan for nonemployee directors of LabOne, Inc. - attached as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994. ***
10.10	Registrant's Annual Incentive Plan. **	78
10.11*	Form of Employment Agreement between LabOne, Inc. and its executive officers and certain key employees - attached as Exhibit 10 to the Annual Report on Form 10-K of LabOne, Inc., a Delaware corporation, for the year ended December 31, 1987 (File No. 0-15975). **
10.12*	Employment Agreement between LabOne, Inc. and John W. McCarty - attached as Exhibit 10 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Missouri corporation, for the quarter ended March 31, 2000. **
10.13*	Employment Agreement between LabOne, Inc. and Gregg R. Sadler - attached as Exhibit 10.14 to the Annual Report on Form 10-K of LabOne, Inc., a Delaware corporation, for the year ended December 31, 1993 (File No. 0-15975). **
10.14*	Amendment to Employment Agreement between LabOne, Inc. and Gregg R. Sadler - attached as Exhibit 10.13 to the Annual Report on Form 10-K of LabOne, Inc., a Delaware corporation, for the year ended December 31, 1995 (File No. 0-15975). **
10.15*	Employment Agreement between LabOne, Inc. and W. Thomas Grant II, dated February 11, 2000 - attached as Exhibit 10.18 to the Annual Report on Form 10-K of LabOne, Inc., a Missouri corporation, for the year ended December 31. 2001. **
10.16	Employment Agreement between LabOne, Inc. and Joseph C. Benage, dated May 11, 2001. **	79
10.17	Form of Employment Agreement between LabOne, Inc. and its executive officers and certain key employees. **	89
10.18*	Amendment to paragraph 2 of Stock Plan for Non-Employee Directors - attached as Exhibit 10.16 to the Annual Report on Form 10-K of LabOne, Inc., a Missouri corporation, for the year ended December 31. 2001. **
10.19*	Form of Amended and Restated Indemnification Agreement between the Registrant and its directors - attached as Exhibit 10.10 to the Annual Report on Form 10-K of LabOne, Inc., a Missouri corporation, for the year ended December 31, 1999.
10.20*	LabOne, Inc. 2000 Stock Purchase Loan Program - attached as Exhibit 10 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Missouri corporation, for the quarter ended September 30, 2000. **
10.21*	Consulting Agreement between LabOne, Inc. and James R. Seward, dated October 1, 2001 - attached as Exhibit 10.2 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Missouri corporation, for the quarter ended September 30, 2001. **
10.22*	Severance Agreement between LabOne, Inc. and Thomas J. Hespe, dated September 1, 2001 - attached as Exhibit 10.1 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Missouri corporation, for the quarter ended September 30, 2001.
21	Subsidiaries of Registrant - see Note 1 of Notes to Consolidated Financial Statements, "Principles of Consolidation and Basis of Presentation."
24	Powers of Attorney.	96
99	Cautionary Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.	97
99.1*	Transition Services Agreement between LabOne, Inc. and ChoicePoint Services Inc. dated August 31, 2001 - attached as exhibit 99. to the Current Report on Form 8-K filed September 14, 2001.

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

LabOne, Inc.
By:	/s/ John W. McCarty	By:	/s/ Joseph C. Benage
	John W. McCarty		Joseph C. Benage
Title:	Executive V.P. and Chief		Secretary
Financial Officer
Date:	March 29, 2002	Date:	March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 29, 2002 in the capacities indicated.

By:	/s/ W. Thomas Grant II	By:	/s/ John W. McCarty
	W. Thomas Grant II		John W. McCarty
Title:	Chairman of the Board, President	Title:	Executive V.P. and Chief
	and Chief Executive Officer		Financial Officer

By:	*/s/ W. Roger Drury	By:	*/s/ D. Scott Mackesy
	W. Roger Drury		D. Scott Mackesy
Title:	Director	Title:	Director

By:	*/s/ Paul B. Queally	By:	*/s/ James R. Seward
	Paul B. Queally		James R. Seward
Title:	Director	Title:	Director

By:	*/s/ Sean M. Traynor	By:	*/s/ John E. Walker
	Sean M. Traynor		John E. Walker
Title:	Director	Title:	Director

		*By:	/s/ Joseph C. Benage
Joseph C. Benage
Attorney-in-fact

Independent Auditors' Report

The Board of Directors
LabOne, Inc.:

We have audited the accompanying consolidated balance sheets of LabOne, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

As discussed in note 1 to the consolidated financial statements, effective July 1, 2001, LabOne, Inc. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and certain provisions of SFAS 142, Goodwill and Other Intangible Assets, as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LabOne, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Kansas City, Missouri
March 11, 2002

LabOne, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2001, and 2000

Assets	2001	2000
Current assets:
Cash and cash equivalents	$ 5,949,591	1,571,734
Accounts receivable, net of allowance for doubtful accounts of $3,570,717 in 2001 and $4,406,612 in 2000	42,064,790	33,916,445
Income taxes receivable	—	2,065,750
Inventories	4,570,300	3,276,794
Prepaid expenses and other current assets	3,999,580	3,948,390
Deferred income taxes (note 4)	2,569,774	2,740,824
Total current assets	59,154,035	47,519,937
Property, plant, and equipment:
Land	2,544,372	2,380,654
Building	28,857,178	28,905,915
Laboratory equipment	23,850,948	22,732,874
Data processing equipment and software	36,264,933	24,034,241
Office and transportation equipment	13,184,552	10,046,536
Leasehold improvements	535,257	492,472
Construction in progress	1,069,259	652,307
	106,306,499	89,244,999
Less accumulated depreciation and amortization	58,703,907	43,936,028
Net property, plant, and equipment	47,602,592	45,308,971
Other assets:
Intangible assets, net of accumulated amortization (note 2)	81,797,354	34,728,754
Bond issue costs, net of accumulated amortization of $58,227 in 2001 and $40,758 in 2000	133,920	151,389
Deposits and miscellaneous	103,898	270,124
Total other assets	82,035,172	35,150,267
Total assets	$ 188,791,799	127,979,175

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 14,432,682	14,516,703
Accrued payroll and benefits	9,076,925	4,457,136
Other accrued expenses	2,201,214	1,714,033
Other current liabilities	481,692	199,228
Income taxes payable	380,511	—
Notes payable and current portion of long-term payable	130,000	161,250
Current portion of long-term debt (note 3)	1,872,505	1,878,845
Total current liabilities	28,575,529	22,927,195
Deferred income taxes (note 4)	2,792,938	1,663,669
Long-term payable (note 2)	274,415	1,274,415
Long-term debt (note 3)	40,558,380	37,402,934
Series A subordinated debt (note 2)	15,000,000	—
Total liabilities	87,201,262	63,268,213
Stockholders' equity (note 2):
Preferred stock, $0.01 par value per share; Authorized 3,000,000 total authorized shares: Series B-1 (convertible), 45,000 shares authorized; 35,000 shares issued	35,000,000	—
Series B-1 dividend payable in kind, 933 shares	933,332	—
Common stock, $0.01 par value per share; Authorized 40,000,000 shares, issued 13,050,020 shares (notes 1 and 6)	130,500	130,500
Additional paid-in capital	53,923,552	31,609,884
Accumulated other comprehensive income	(870,270)	(832,280)
Retained earnings	46,309,167	69,234,884
	135,426,281	100,142,988
Less treasury stock of 2,245,999 shares in 2001 and 2,324,671 shares in 2000, at cost	33,835,744	35,432,026
Total stockholders' equity	101,590,537	64,710,962
Committments and contingencies (note 9)
Total Liabilities and stockholders equity	$ 188,791,799	127,979,175

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Operations
December 31, 2001, 2000, and 1999

	2001	2000	1999
Sales	$ 233,886,998	169,150,790	119,666,534
Cost of sales:
Cost of sales expense	162,389,350	111,917,623	69,256,370
Depreciation	2,913,223	2,356,701	2,287,162
Total cost of sales	165,302,573	114,274,324	71,543,532
Gross profit	68,584,425	54,876,466	48,123,002
Selling, general and administrative:
Selling, general and administrative expenses	51,081,761	42,650,248	34,737,389
Depreciation	5,111,914	4,230,259	2,979,558
Amortization	8,131,775	4,253,663	3,225,681
Total selling, general and administrative	64,325,450	51,134,170	40,942,628
Provision for loss on disposal of assets	—	—	(864,340)
Earnings from operations	4,258,975	3,742,296	8,044,714
Other income (expenses):
Investment income	492,517	188,823	370,262
Interest expense	(2,640,189)	(2,511,738)	(1,410,009)
Other, net	(10,229)	(48,575)	(24,118)
Total other expense, net	(2,157,901)	(2,371,490)	(1,063,865)
Earnings before income taxes	2,101,074	1,370,806	6,980,849
Income taxes (note 4):
Current	2,002,926	1,554,929	849,758
Deferred	1,141,014	339,865	2,505,940
Total income taxes	3,143,940	1,894,794	3,355,698
Earnings (loss) before minority interest	(1,042,866)	(523,988)	3,625,151
Minority interest (note 2)	—	—	(766,375)
Net earnings (loss)	(1,042,866)	(523,988)	2,858,776
Basic and diluted earnings (loss) per share	(0.18)	(0.05)	0.27

Net earnings (loss)	(1,042,866)	(523,988)	2,858,776
Preferred dividend on B-1 preferred stock	(933,332)	—	—
Net earnings (loss) available to common shareholders	(1,976,198)	(523,988)	2,858,776
Basic weighted average common shares outstanding	10,881,399	10,868,666	10,443,728
Diluted weighted average common shares outstanding	12,359,058	10,868,666	10,451,432

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
December 31, 2001, 2000, and 1999

				Accumulated
				other
				comprehensive
				income-
			Additional	foreign			Comprehensive	Total
	Common	Preferred	paid-in	currency	Retained	Treasury	income	stockholders'
	stock	stock	capital	translation	earnings	stock	(loss)	equity
Balance at December 31, 1998	$ 7,500,000	—	2,920,357	(683,270)	74,945,615	(30,143,604)		54,539,098
Comprehensive income:
Net earnings	—	—	—	—	2,858,776	—	2,858,776	2,858,776
Adjustment from foreign currency translation	—	—	—	(66,845)	—	—	(66,845)	(66,845)
Comprehensive income							2,791,931
Cash dividends ($.76 per share)	—	—	—	—	(8,045,519)	—		(8,045,519)
Directors stock compensation	—	—	(20,317)	—	—	—		(20,317)
Stock split and change in par value	(7,369,500)	—	7,369,500	—	—	—		—
Merger transaction	—	—	21,765,905	—	—	—		21,765,905
Repurchase of 182 shares for treasury stock	—	—	—	—	—	(1,601)		(1,601)
Balance at December 31, 1999	130,500	—	32,035,445	(750,115)	69,758,872	(30,145,205)		71,029,497
Comprehensive income:
Net loss	—	—	—	—	(523,988)	—	(523,988)	(523,988)
Adjustment from foreign currency translation	—	—	—	(82,165)	—	—	(82,165)	(82,165)
Comprehensive loss							(606,153)
Directors stock compensation	—	—	(288,033)	—	—	462,895		174,862
Sale of treasury stock (10,000 shares)	—	—	(137,528)	—	—	198,777		61,249
Repurchase of 841,431 shares for treasury stock	—	—	—	—	—	(5,948,493)		(5,948,493)
Balance at December 31, 2000	130,500	—	31,609,884	(832,280)	69,234,884	(35,432,026)		64,710,962
Comprehensive income:
Net loss	—	—	—	—	(1,042,866)	—	(1,042,866)	(1,042,866)
Adjustment from foreign currency translation	—	—	—	(37,990)	—	—	(37,990)	(37,990)
Comprehensive loss							(1,080,856)
Issuance of preferred stock (35,000 shares)	—	35,000,000	(1,112,759)	—	—	—		33,887,241
Beneficial conversion feature of preferred stock	—	—	20,949,519	—	(20,949,519)	—		—
Issuance of warrants for purchase of common stock (350,000 shares)	—	—	3,234,000	—	—	—		3,234,000
Preferred stock dividends payable in kind	—	933,332	—	—	(933,332)	—		—
Stock options (28,672 shares)	—	—	(371,703)	—	—	602,392		230,689
Warrants exercised (50,000 shares)	—	—	(385,389)	—	—	993,890		608,501
Balance at December 31, 2001	$ 130,500	35,933,332	53,923,552	(870,270)	46,309,167	(33,835,744)		101,590,537

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
December 31, 2001, 2000, and 1999

	2001	2000	1999
Cash provided by (used for) operations:
Net earnings (loss)	$ (1,042,866)	(523,988)	2,858,776
Adjustments to reconcile net earnings (loss) to net cash provided by operations, net of acquisitions:
Depreciation and amortization	16,180,969	10,866,556	8,518,958
Deferred income taxes	1,141,012	339,865	3,040,662
(Gain) loss on disposal of property, plant, and equipment	85,373	5,259	(650,926)
Provision for loss on accounts receivable	3,955,267	3,128,091	2,877,949
Earnings applicable to minority interests	—	—	766,375
Stock compensation	230,689	174,862	(20,317)
Changes in:
Accounts receivable	(12,123,029)	(10,712,576)	(8,160,453)
Income tax receivable	2,446,261	(422,230)	(1,243,744)
Inventories	223,341	(89,941)	(1,363,041)
Prepaid expenses and other current assets	275,564	(2,175,506)	979,848
Deposits and miscellaneous	325,037	(9,329)	6,280
Accounts payable	(2,052,108)	2,664,300	5,499,704
Income taxes payable	—	—	(45,249)
Accrued payroll and benefits	4,619,789	1,663,415	(1,354,872)
Other accrued expenses	269,219	(211,666)	69,998
Other current liabilities	(331,566)	(271,918)	196,948
Net cash provided by operations	14,202,952	4,425,194	11,976,896
Cash provided by (used for) investment activities:
Property, plant, and equipment additions, net	(8,605,457)	(9,018,527)	(10,744,497)
Acquisition of businesses (note 2)	(52,978,815)	—	(2,058,460)
Acquisition of minority interest (note 2)	—	—	(12,640,443)
Net cash used for investment activities	(61,584,272)	(9,018,527)	(25,443,400)
Cash provided by (used for) financing activities:
Issuance of treasury stock	—	61,249	—
Purchase of treasury stock	—	(5,948,493)	(1,601)
Proceeds from the exercise of stock warrants	500	—	—
Proceeds from issuance of subordinated debt	15,000,000	—	—
Proceeds from issuance of preferred stock, net	33,887,241	—	—
Proceeds from bond issue or line of credit	5,000,000	11,000,000	12,000,000
Cash dividends to minority interest	—	—	(935,730)
Payments on long-term debt	(1,881,576)	(1,856,028)	(1,864,006)
Notes payable	(216,250)	—	—
Cash dividends	—	—	(8,045,519)
Net cash provided by financing activities	51,789,915	3,256,728	1,153,144
Effect of foreign currency translation on cash	(30,738)	(75,305)	73,668
Net increase (decrease) in cash and cash equivalents	4,377,857	(1,411,910)	(12,239,692)
Cash and cash equivalents at beginning of year	1,571,734	2,983,644	15,223,336
Cash and cash equivalents at end of year	$ 5,949,591	1,571,734	2,983,644

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$ 2,220,239	2,439,378	1,377,621
Interest paid	946,184	2,440,516	2,279,366

Supplemental schedule of noncash investing and financing activities:
Details of acquisitions:
Fair value of assets acquired - acquisition	$ 55,814,941	—	5,796,621
Fair value of assets acquired - merger	—	—	34,259,789
Liabilities assumed	(2,603,708)	—	(2,078,342)
Stock issued	—	—	(19,278,214)
Liabilities issued	(232,418)	—	(1,440,000)
Fair value of stock options and warrants	—	—	(2,341,132)
Cash paid	52,978,815	—	14,918,722
Less cash acquired	—	—	219,819
Net cash paid for acquisitions	$ 52,978,815	—	14,698,903

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2001, 2000, and 1999

(1) Summary of Significant Accounting Policies

Description of Business

LabOne, Inc. provides risk assessment services that include laboratory testing, investigative services, and paramedical examinations for the insurance industry, diagnostic laboratory testing services for the health care industry, and substance abuse testing services for employers.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. On August 10, 1999, LabOne, Inc. was merged into Lab Holdings, Inc. (Lab Holdings), its parent. The combined company's name was then changed to LabOne, Inc. (see note 2). The accompanying consolidated financial statements include the accounts of LabOne, Inc. (LabOne or the Company) and its wholly owned subsidiaries: LabOne Canada, Inc. (and its wholly owned subsidiary, Osborn Laboratories (Canada), Inc.); Systematic Business Services, Inc.; ExamOne World Wide, Inc. (and its wholly owned subsidiary, ExamOne World Wide of NJ, Inc.); and Osborn Group, Inc. (and its wholly owned subsidiaries, Applied BioConcepts, Inc. and Intellisys, Inc.). All significant intercompany transactions have been eliminated in consolidation. Certain amounts in the prior year consolidated financial statements have been reclassified for consistent presentation.

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

Software Developed for Internal Use

Certain internal and external costs incurred in connection with developing or obtaining software for internal use are capitalized in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These capitalized costs are included in property and equipment on the consolidated balance sheets and are subject to amortization over the estimated useful life of the software, beginning when the software project is complete.

Cost of Borrowings

Expenses directly related to the issuance of debt are deferred and amortized over the period the debt is expected to be outstanding using the interest method.

Intangible Assets

Intangible assets are recorded at their acquisition cost, net of amortization. The excess of cost over fair value of net assets acquired for acquisitions prior to July 1, 2001 is being amortized on a straight-line basis over periods of fifteen to twenty years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. When impairment is indicated, any impairment loss is measured by the excess of carrying values over fair values

Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and certain provisions of SFAS 142, Goodwill and Other Intangible Assets, as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

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

Fair Value of Financial Instruments

Estimates of fair values are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could affect the estimates. The fair market value of LabOne's financial instruments at December 31, 2001 and 2000 approximates their carrying values.

Concentration of Business Risk

LabOne provides laboratory testing, investigative services, and paramedical examinations (all comprising the "risk assessment" segment) for insurance companies. LabOne also provides healthcare and substance abuse testing largely to noninsurance customers. For the year ended December 31, 2001, one insurance customer comprised more than 10% of total revenues for the year. LabOne has a contract with this customer for a ten-year period ending in 2010 that the customer may terminate if LabOne encounters service level failures that materially impact the services provided.

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

Earnings Per Share

Basic earnings per share are computed using the net earnings available to common shareholders divided by the weighted average number of common shares outstanding and contingently issuable shares. Diluted earnings per share for the year ended December 31, 1999 was computed using the weighted average number of common shares and dilutive stock options. Beginning September 30, 2001 and thereafter, for periods with net earnings, diluted earnings per share are computed using the weighted average number of common shares, dilutive stock options, and preferred convertible stock. For periods in which net losses are incurred, basic and diluted shares are the same.

The following table reconciles the weighted average common shares used in the basic earnings per share calculation, and the weighted average common shares and common share equivalents used in the diluted per share calculation:

	2001	2000	1999
Weighted average common shares (basic)	10,881,399	10,868,666	10,443,728
Employee stock options	52,826	—	7,704
Convertible preferred stock	1,424,833	—	—
Weighted average common shares and common share equivalents (diluted)	12,359,058	10,868,666	10,451,432

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations after June 30, 2001. SFAS 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. The standard also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and subsequently by SFAS 144 after its adoption in 2002.

The Company has adopted the provisions of SFAS 141 upon its issuance and SFAS 142 effective July 1, 2001. Because the Osborn Group, Inc. acquisition occurred after June 30, 2001, the Company did not amortize any of the goodwill generated in the purchase. As of January 1, 2002, the Company will no longer amortize any goodwill, and in accordance with SFAS 142, has performed an evaluation of its goodwill that was acquired in prior business combinations to identify intangible assets that require recognition and reporting separately from goodwill. The Company has concluded that the customer list acquired from the purchase of GIB Laboratories is not goodwill and will recognize the final amortization of this customer list in January 2002. Also, on January 1, 2002, in accordance with SFAS 142, the Company performed a goodwill impairment assessment and concluded that no impairment of goodwill exists at such date.

As of the date of adoption of SFAS 142, the Company has unamortized goodwill of approximately $81,728,000 and unamortized identifiable intangible assets of approximately $203,000, all of which will be subject to the transition provisions of SFAS 142. If LabOne's acquisitions occurring after June 30, 2001 (see note 2) had been amortized, total amortization expense would have been approximately $4,600,000 for the year ended December 31, 2001. As a result of the adoption of SFAS 142, it is anticipated that amortization expense related to goodwill will be approximately $7,019,000 lower for 2002 than that which would have been recognized under prior accounting rules. This amount includes approximately $3,300,000 of goodwill amortization that would have been expensed for the Osborn Group, Inc. acquisition. Amortization expense related to goodwill was $3,464,121, $3,427,386, and $2,400,027 for the years ended December 31, 2001, 2000, and 1999, respectively.

(2) Merger, Acquisitions, and Intangible Assets

As discussed in note 1, LabOne adopted the provisions of SFAS 141 and SFAS 142. During 2001, LabOne acquired several paramedical service companies both before and after June 30, 2001. Goodwill related to acquisitions finalized prior to June 30, 2001 was amortized over a period of fifteen years through December 31, 2001. Goodwill related to acquisitions finalized after June 30, 2001 is being amortized in accordance with SFAS 141 and SFAS 142 such that there is no amortization expense on this goodwill.

Acquisitions

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

	Acquired January 1, 2001 to June 30, 2001	Acquired after June 30, 2001
	ExamOne		ExamOne
	Corporate	Osborn	Corporate
	Offices	Group, Inc.	Offices
Date acquired	various	August 31	various
Current assets	$ 700	1,516,847	—
Property and equipment	77,891	1,701,499	19,975
Intangible assets	233,500	53,254	40,000
Goodwill	1,564,669	49,862,163	744,443
Total assets acquired	1,876,760	53,133,763	804,418
Current liabilities	—	2,582,117	—
Long-term debt	21,591	—	—
Total liabilities assumed	21,591	2,582,117	—
Net assets acquired	$ 1,855,169	50,551,646	804,418

Amortization period	15 years	—	—
Consideration:
Cash	$ 1,777,169	50,551,646	650,000
Notes payable	78,000	—	154,418
Total	$ 1,855,169	50,551,646	804,418

Prior to June 30, 2001, LabOne acquired four paramedical service companies located in Seattle, Washington, Anchorage, Alaska, Salt Lake City, Utah, and Durham, North Carolina. The results of the businesses' operations have been included in the consolidated financial statements since the dates of acquisition. The acquired businesses provide paramedical examinations that are used to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. Total consideration paid for the acquisitions consisted of cash payments of $1,777,169 and the issuance of two notes payable totaling $78,000. The acquired intangible assets of the $233,500 consist of noncompete agreements with the former owners and have a weighted average useful life of approximately five years. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $1,564,000 was being amortized over a period of fifteen years.

Pursuant to a Stock Purchase Agreement dated August 31, 2001, LabOne purchased all of the outstanding capital stock of Osborn Group, Inc. (Osborn), a leading provider of laboratory testing and other risk assessment services to the life insurance industry. Intellisys, Inc, Applied BioConcepts, Inc., and Osborn Laboratories (Canada), Inc. were wholly owned subsidiaries of Osborn and were included in the purchase. The results of the businesses' operations have been included in the consolidated financial statements since that date. The purchase price was $49,000,000 and transaction costs paid to third parties were $1,552,000. As a result of the transaction, Osborn became a wholly owned subsidiary of LabOne. Due to operational overlap, LabOne expects to reduce costs through economies of scale. As Osborn was acquired after June 30, 2001, the excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $49,862,000 is not being amortized. To fund the acquisition and the related expenses of the Osborn transaction, Welsh, Carson, Anderson & Stowe (WCAS) invested a total of $50,000,000 in preferred stock and subordinated debt in LabOne pursuant to a Securities Purchase Agreement dated August 31, 2001. LabOne issued $35,000,000 of convertible preferred stock and $15,000,000 of subordinated debt to WCAS in exchange for $50,000,000 in cash. The preferred stock is convertible into LabOne common stock at a rate of $8.32 per common share, and earns a paid-in-kind dividend at a fixed rate of 8% compounded semiannually. The subordinated debt bears a fixed interest rate of 11% and matures on the seventh anniversary of issuance.

The $35,000,000 of preferred stock consisted of two distinct series of stock in the original issuance: 14,000 shares of Series B-1 convertible preferred stock, par value of $1,000 per share, accruing paid-in-kind dividends at 8%; and 21,000 shares of Series B-2 preferred stock, par value $1,000, accruing paid-in-kind dividends at 18%. Upon shareholder approval, which occurred on January 31, 2002, the Series B-2 preferred stock was retroactively converted into Series B-1 convertible preferred stock with paid-in-kind dividends accreting at the Series B-1 rate of 8% beginning September 1, 2001.

The 35,000 shares of Series B-1 convertible preferred stock, plus accreted paid-in-kind dividends, is convertible into the Company's common stock at any time up to seven years after issuance at the rate of $8.32 per common share. If all of the issued Series B-1 shares were converted as of December 31, 2001, the number of common shares issued would be 4,206,730. If the accreted value of the preferred stock paid-in-kind dividends were converted into common stock as of December 31, 2001, the number of shares issued would be 112,179.

Following the third anniversary of issuance, LabOne can convert the preferred stock if LabOne's common stock price reaches $16.64. The number of shares issued upon such conversion would be based on the accreted value of the Series B-1 preferred stock divided by the $8.32 conversion price. If, after seven years, the holders, or LabOne, has not converted the Series B-1 convertible preferred stock, the holder can exercise the put/call option that would require the Company to purchase the Series B-1 preferred shares plus any accreted paid-in-kind dividends. The put/call feature allows LabOne to determine settlement either in cash or common stock. If the method of settlement selected is stock, the shares to be issued are dependent on the market price of the common stock at the exercise date of the put as compared to the conversion price of $8.32. If the market price exceeds the conversion price, then the shares to be issued are the accrued value of the preferred stock, divided by the market price of the stock. If the market price is less than the conversion price of $8.32, then the accrued value of the preferred stock is divided by 0.95 to arrive at the value.

In addition to the issuance of B-1 convertible preferred stock on August 31, 2001, LabOne issued 350,000 warrants with a strike price of $0.01 to the holders of the Series B-1 convertible preferred stock. The warrants were exercisable immediately. The market price at the date of grant was $9.25, resulting in an intrinsic value of $9.24 per warrant. Upon issuance, LabOne recorded a noncash warrant amortization expense of $3,234,000.

As a result of the issuance of B-1 convertible preferred stock, LabOne calculated the beneficial conversion feature related to the transactions. The issuance of the 14,000 shares of B-1 preferred stock on August 31, 2001 resulted in a beneficial conversion feature of $0.93 per share. The beneficial conversion feature per share equals the market price of LabOne stock at the date of issuance, August 31, 2001, less the conversion rate of $8.32 per share. The total intrinsic value of the conversion feature is equal to the 1,682,692 shares multiplied by the intrinsic value per share of $0.93 for a total amount of approximately $1,565,000. Due to shareholder approval on January 31, 2002, the retroactive conversion of the 21,000 shares of B-2 stock into B-1 stock resulted in a beneficial conversion value of $7.68 per share. This beneficial conversion value is equal to the difference between the market price of LabOne stock of $16.00 at the January 31, 2002 conversion date, less the conversion rate of $8.32 per share. The total intrinsic value of the former B-2 stock conversion feature is equal to the 2,524,038 common shares into which the B-2 could be converted multiplied by the intrinsic value per share of $7.68 for a beneficial conversion value of approximately $19,385,000. In each case, the intrinsic value of the conversion feature was charged to retained earnings, with a corresponding increase in paid-in capital.

After June 30, 2001, LabOne acquired two paramedical service companies located in Virginia Beach, Virginia and in Cranston, Rhode Island. The results of the businesses' operations have been included in the consolidated financial statements since the dates of acquisition. The acquired businesses provide paramedical examinations that are used to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. Consideration for the acquisitions consisted of cash payments of $650,000, the issuance of a $135,000 note payable, which was subsequently paid on November 27, 2001, and the forgiveness of accounts receivable owed by a former owner to LabOne of $19,418. The $40,000 acquired intangible asset is a noncompete agreement with a former owner and has a useful life of three years. As the businesses were acquired after June 30, 2001, the excess of the aggregate purchase price over the fair market value of net assets acquired of $744,000 is not being amortized.

On November 5, 1999, LabOne acquired a paramedical services company and a paramedical billing service provider. The paramedical services company was acquired for $279,000 and cash installments of $40,000 each year beginning in 2000 for five years and 10% of gross revenue for the next six years. The minimum payments under the gross revenue agreement provision are estimated to be $240,000. The current portion of the cash installments and the gross revenue percentage payments is recorded in other current liabilities with the remainder of the minimum purchase price recorded as a long-term payable. The excess of the aggregate minimum purchase price over the fair market value of net assets acquired of approximately $469,000 was being amortized over a fifteen-year period.

The paramedical billing service provider was acquired for $1,912,000 in cash and the issuance of 250,000 warrants. In the warrant agreement, the warrants would vest if specified revenue targets were achieved. As of December 31, 2001, all of the issued warrants were exercisable. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $1,731,000 was being amortized over a fifteen-year period.

During 2001, the goodwill associated with the paramedical billing service provider decreased $1,000,000 due to a lapse of a guarantee of the value of warrants issued to the former owner of the acquired paramedical billing service provider. According to the agreement, if the Company's stock price exceeded specified levels during the period in which the warrants issued in the acquisition were exercisable, the accrued guarantee would lapse.

On August 10, 1999, upon the approval of the required number of shareholders of both companies, LabOne, Inc. was merged into Lab Holdings, Inc., its parent. The combined company's name was then changed to LabOne, Inc. The merger provisions included a 3-for-2 stock split for all Lab Holdings shares. LabOne shares that did not elect the cash option were exchanged for combined company shares on a
1-for-1 basis. The Company paid $12.75 per share or $10,264,000 in cash for 805,000 shares of LabOne common stock. The Company paid $2,318,000 in related transaction costs. The transaction was accounted for as the acquisition of minority interest under the purchase method, resulting in goodwill of approximately $24,124,000. This goodwill was being amortized over a twenty-year period.

All of the above acquisitions have been accounted for under the purchase method and, accordingly, the operating results of the acquired companies have been included in the consolidated statements of operations from the dates of acquisition. Contingent consideration will be recorded when earned and will increase goodwill. The following unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 2001, 2000, and 1999 assumes the acquisitions occurred as of the beginning of the periods presented:

	2001	2000	1999
Sales	$ 257,686,000	211,507,000	176,042,000
Net earnings	7,505,000	10,475,000	13,526,000
Earnings per share-
basic	0.41	0.68	0.95
diluted	0.41	0.66	0.86

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, and is not intended to be a projection of future results.

The cost and accumulated amortization of intangible assets at December 31, 2001 and 2000 are as follows:

	2001	2000
Excess of cost over fair value of net assets acquired prior to June 30, 2001	$ 60,060,872	59,496,203
Excess of cost over fair value of net assets acquired after June 30, 2001	50,791,207	—
Accumulated amortization of goodwill acquired prior to June 30, 2001	(29,054,725)	(24,767,449)
Intangible assets, net of accumulated amortization	$ 81,797,354	34,728,754

Adjusted Net Earnings

The following table shows adjusted net earnings (loss) as if the provisions of SFAS 142 were in effect throughout all periods presented:

	2001	2000	1999
Reported net earnings (loss)	$ (1,042,866)	(523,988)	2,858,776
Goodwill amortization	3,464,121	3,427,386	2,400,027
Adjusted net earnings	$ 2,421,255	2,903,398	5,258,803

(3) Long-Term Debt

Long-term debt consists of the following as of December 31, 2001 and 2000:

	2001	2000
Taxable industrial revenue bonds, Series 1998A, principal payable annually through September 1, 2009, interest payable monthly at a rate adjusted weekly based on short-term United States treasury obligations (2.05% at December 31, 2001), secured by the Company's facility and an irrevocable bank letter of credit	$ 14,450,000	16,300,000
Line of credit, variable interest rate (4.12% at December 31, 2001), principal due March 31, 2002	28,000,000	23,000,000
Various capital leases, principal and interest payable monthly through March 2006, interest ranging from 6% to 12%, collateralized by office equipment	50,582	60,567
Total long-term debt	42,500,582	39,360,567
Less:
Current portion	1,872,505	1,878,845
Unamortized discount	69,697	78,788
Long-term debt, net	$ 40,558,380	37,402,934

Aggregate maturities of long-term debt as of December 31, 2001 are as follows:

	Bonds	Line of	Capital
	payable	credit	leases	Total
2002	$ 1,850,000	28,000,000	22,505	29,872,505
2003	1,800,000	—	9,180	1,809,180
2004	1,800,000	—	10,140	1,810,140
2005	1,800,000	—	8,624	1,808,624
2006	1,800,000	—	133	1,800,133
Thereafter	5,400,000	—	—	5,400,000
	$ 14,450,000	28,000,000	50,582	42,500,582

On December 17, 2001, the Company increased its line of credit from $25,000,000 to $35,000,000. The additional $10,000,000 is to be used to finance daily operations. The line of credit bears variable interest, which at December 31, 2001 was approximately 4.12%. The principal of the line of credit is due on March 31, 2002. Under the terms of the agreement, the Company agrees not to merge or consolidate with another entity, not to pay dividends or make any other payments to shareholders, and to maintain a certain tangible net worth and certain other financial ratios.

During the first quarter of 2002, the Company began negotiations with several banks for a new three-year revolving credit facility. As of the date of this report, the Company has received commitment letters for a revolving credit facility that allows for the extension of the due date of the currently outstanding line of credit sufficient to classify this debt as long-term. The Company expects to conclude discussions with these banks in the second quarter of 2002.

(4) Income Taxes

The components of current and deferred income taxes (benefit) are as follows for the years ended December 31:

	2001	2000	1999
Current:
Federal	$ 1,685,847	1,974,434	652,087
State	448,289	(328,696)	82,612
Foreign	(131,210)	(90,809)	115,059
Total current	2,002,926	1,554,929	849,758
Deferred:
Federal	916,714	(30,722)	2,490,548
State	203,623	289,848	(12,669)
Foreign	20,677	80,739	28,061
Total deferred	1,141,014	339,865	2,505,940
	$3,143,940	1,894,794	3,355,698

Total income taxes differ from the amounts computed by applying the federal statutory income tax rate of 34% to earnings before income taxes for the following reasons (for the years ended December 31):

	2001	2000	1999
Application of statutory income tax rate	$ 714,365	466,074	2,373,488
Goodwill amortization	1,072,879	1,078,477	803,920
Changes in valuation allowance and recomputation of deferred tax assets	(424,528)	130,603	—
Foreign taxes, net	(16,678)	(3,182)	61,379
State income taxes, net	430,263	(25,639)	46,162
Other, net	194,129	248,461	70,749
Warrant issuance and exercise	1,173,510	—	—
	$ 3,143,940	1,894,794	3,355,698

The tax effects of temporary differences that create significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

	2001	2000
Deferred current income tax assets (liabilities):
Accrued vacation	$ 674,476	470,666
Accrued expenses not deducted for tax	414,982	507,036
Bad debts	1,373,667	1,720,071
Other items	106,649	43,051
Total deferred current income tax assets	2,569,774	2,740,824
Deferred noncurrent tax assets (liabilities):
Capital loss and net operating loss carryforward	145,748	147,485
Depreciation and amortization	(439,346)	(445,411)
Capitalized software	(2,890,135)	(524,457)
Goodwill	1,019,296	(370,241)
Acquired subsidiary cash to accrual adjustment	—	(64,381)
Other items	(482,753)	(259,179)
Kansas High Performance Incentive Program credit carryforward, net	6,569,884	4,764,182
	3,922,694	3,247,998
Valuation allowance	(6,715,632)	(4,911,667)
Total deferred noncurrent tax liabilities, net	(2,792,938)	(1,663,669)
Total deferred income tax, net	$ (223,164)	1,077,155

In conjunction with building its new facility, LabOne has received the Kansas High Performance Incentive Program (HPIP) tax credit. LabOne was certified by the State of Kansas, and received a credit to offset all of its 1999, 2000, and 2001 Kansas income tax liability related to operations of the new facility. Any unused portion of the credit can be carried forward for a period of ten years, provided LabOne continues to meet requirements of the program. HPIP credits qualified in 1999 and 2000 for potential use in 1999 and subsequent years were approximately $6,749,000. LabOne used HPIP credits of approximately $110,000 and $71,000 in 2001 and 2000, respectively. A valuation allowance has been provided because the Company must prove it has the requisite employee wage scale and other specified items before it may use the qualified credits already earned.

LabOne had certain capital loss carryovers that were attributes of the former Lab Holdings. These loss deductions gave rise to deferred tax assets, however, a valuation allowance had been provided because full realization of the deferred tax assets was not expected. However, LabOne was able to use all of the federal net operating loss deduction in 2000. The usage of this net operating loss reduced income taxes by approximately $543,000.

(5) Benefit Plans

LabOne maintains a money purchase pension plan for all employees who have completed one-half year of service and have attained age twenty and one-half years. The plan is a defined contribution plan under which LabOne contributes a percentage of a participant's annual compensation. LabOne's contributions net of forfeitures to the plan were $2,768,000, $2,351,000, and $2,056,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

LabOne has a profit sharing (401(k)) plan for all employees who have completed six months of service and a minimum of five hundred hours of service and have attained the age of twenty and one-half years. LabOne contributes on behalf of each participant an amount equal to 50% of the participant's annual contributions, but not in excess of 5% of the participant's annual compensation. LabOne's contributions are invested in LabOne common stock. LabOne's contributions to the plan net of forfeitures for the years ended December 31, 2001, 2000, and 1999 were $1,085,000, $913,000, and $830,000, respectively.

(6) Stock Options and Warrants

LabOne has a long-term incentive plan, which provides for granting awards, including stock options, for not more than 3,137,012 shares of LabOne common stock. LabOne has granted certain stock options which entitle the grantee to purchase shares for a price equal to the fair market value at date of grant with option periods up to ten years.

The Company accounts for stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company has adopted SFAS 123, Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants as if the fair value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

In connection with the merger transaction, stock options held by pre-merger LabOne employees were converted on a 1-for-1 basis to options on the Company's common shares. All eligible Company employees are now covered by this plan. On January 31, 2002, the Company's shareholders approved the conversion of the B-2 preferred stock into B-1 convertible preferred stock. This resulted in a change in control event under the plan, thereby immediately vesting all outstanding options as of that date. A summary of the status of this stock option plan as of December 31, 2001, 2000, and 1999 and changes during the years then ended is presented below:

	2001		2000		1999
		Weighted		Weighted		Weighted
	Number	average	Number	average	Number	average
	of	exercise	of	exercise	of	exercise
Fixed options	shares	price	shares	price	shares	price
Outstanding at beginning of year	1,970,577	$ 12.87	1,953,299	$ 13.85	1,837,927	$ 14.30
Granted	153,424	8.12	299,500	6.57	315,060	11.48
Exercised	(31,800)	7.61	—	—	(27,000)	10.31
Forfeited	(535,061)	12.78	(282,222)	12.98	(172,688)	15.71
Outstanding at end of year	1,557,140	12.54	1,970,577	12.87	1,953,299	13.85
Options exercisable at year-end	1,022,328	$ 14.20	1,242,090	$ 13.89	1,138,489	$ 13.87

The following table summarizes information about stock options at December 31, 2001:

	Options outstanding			Options exercisable
		Weighted
		average	Weighted		Weighted
Range of	Number	remaining	average	Number	average
exercise	out-	contractual	exercise	exer-	exercise
prices	standing	life (years)	price	cisable	price
$ 5.75 - 6.94	268,000	8.22	$ 6.61	53,600	$ 6.61
7.60 - 9.97	244,208	8.02	8.76	76,400	9.73
11.63 - 11.63	177,500	3.86	11.63	177,500	11.63
12.17 - 14.13	205,797	5.32	13.04	144,357	13.41
14.23 - 15.00	217,500	6.66	14.82	188,900	14.89
15.22 - 16.63	213,885	5.38	16.07	186,208	16.17
16.69 - 18.50	194,942	5.49	17.69	163,855	17.72
19.63 - 23.88	35,308	3.85	21.59	31,508	21.82
	1,557,140	6.26	12.54	1,022,328	14.20

The weighted average per share fair value of stock options granted during 2001, 2000, and 1999 was $4.65, $3.65, and $2.46, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	2001	2000	1999
Expected dividend yield	—%	—	7.0
Risk-free interest rate	5.1%	6.6	5.8
Expected volatility factor	55.0%	46.4	43.0
Expected life (years)	6	6	6

Since the Company applies APB 25 in accounting for its plans, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company recorded compensation cost based on the fair value of options at the grant date, the Company's net earnings and earnings (loss) per share would have been reduced by approximately $535,000 or $0.05 per share in 2001, $659,000 or $0.06 per share in 2000, and $633,000 or $0.06 per share in 1999.

Pro forma net earnings reflect only options granted in 2001, 2000, and 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net earnings amounts presented above because compensation costs are reflected over the options' vesting periods. Compensation cost for prior option grants is not considered.

On August 31, 2001, LabOne issued 350,000 warrants with a strike price of $0.01 to the holders of the B-1 preferred stockholders. The warrants are exercisable immediately. The market price at the date of the grant was $9.25, resulting in an intrinsic value of $9.24 per warrant. LabOne recorded $3,234,000 in related warrant expense during the year.

In 1999, LabOne issued 50,000 warrants in conjunction with a distribution agreement. These warrants were exercised in 2001, resulting in an after-tax charge of $456,000.

At December 31, 1998, the directors of Lab Holdings had 60,000 stock options at a weighted average price of $26.50 per share, of which 20,000 were exercisable. As a result of the merger, the exercisable options were adjusted to reflect the 3-for-2 stock split. The resulting 30,000 exercisable LabOne stock options have an exercise price of $17.66 per share.

LabOne entered into marketing agreements with three companies during 1998 and 1999. In conjunction with these agreements, LabOne granted warrants for the purchase of 1,500,000 shares of common stock at an exercise price equal to the fair value of the stock at the grant date (500,000 shares at $17.00, 500,000 shares at $15.44, and 500,000 shares at $12.375). During the first quarter of 1999, the marketing agreement with shares valued at $17.00 was terminated. The remaining warrants may become exercisable each quarter for five years provided certain conditions are met, including achievement of specified levels of revenues. The specified levels of revenue resulting from these agreements have not been met; thus, none of the warrants were exercisable as of December 31, 2001.

(7) Business Segment Information

The Company operates principally in three lines of business: insurance, health care, and substance abuse testing. The insurance line of business provides risk-appraisal laboratory testing, paramedical physical evaluations, and information services to the insurance industry. The testing and physical evaluations performed and information provided by the Company are specifically designed to assist an insurance company in objectively evaluating the risks posed by policy applicants. Health care services are provided to the health care industry to aid in the diagnosis and treatment of patients. Substance abuse testing services are provided to both regulated and nonregulated employers who employ drug-screening guidelines.

Operating income (loss) of each line of business is computed as sales less directly identifiable expenses. In computing operating income (loss) of the lines of business, none of the following items have been allocated: general corporate expenses such as administrative, management, and information systems expenses; investment income; goodwill; or other income (expenses). Identifiable assets by line of business are those assets that are used in the Company's operations in each line of business. General corporate assets are principally cash and goodwill.

Following is a summary of line of business information as of and for the years ended December 31, 2001, 2000, and 1999 (in thousands):

	2001	2000	1999
Sales:
Risk assessment services	$ 159,339	109,349	77,687
Clinical:
Health care services	46,615	35,267	24,793
Substance abuse testing	27,933	24,535	17,187
Total sales	$ 233,887	169,151	119,667

Operating income (loss):
Risk assessment	$ 28,678	23,410	27,298
Clinical:
Health care services	3,460	1,442	(669)
Substance abuse testing	1,251	2,521	1,865
General corporate expenses	(29,130)	(23,630)	(20,450)
Investment income	492	189	370
Other expense, net	(2,650)	(2,561)	(1,433)
Earnings before income taxes	2,101	1,371	6,981
Income tax expense	(3,144)	(1,895)	(3,356)
Minority interests	—	—	(766)
Net earnings (loss)	$ (1,043)	(524)	2,859

Identifiable assets:
Risk assessment	$ 104,874	57,681	57,434
Clinical:
Health care services	13,682	17,757	12,001
Substance abuse testing	10,931	18,271	11,588
General corporate assets	59,305	34,270	37,420
Total assets	$ 188,792	127,979	118,443

Capital expenditures:
Risk assessment	$ 4,535	1,512	7,334
Clinical:
Health care services	1,109	1,887	927
Substance abuse testing	890	1,404	1,389
General corporate	3,869	4,668	5,016

Depreciation and amortization:
Risk assessment	$ 4,159	4,990	3,948
Clinical:
Health care services	944	1,433	1,019
Substance abuse testing	1,531	1,464	1,146
General corporate	9,523	2,954	2,379

(8) Quarterly Financial Data (Unaudited)

A summary of unaudited quarterly results of operations for 2001 and 2000 is as follows (in thousands except per share data):

	Three months ended
	March 31	June 30	September 30	December 31
2001:
Sales	$ 50,045	56,015	58,234	69,593
Gross profit	15,055	16,426	16,194	20,909
Earnings (loss) before income taxes	1,251	980	(3,058)	2,928
Net earnings (loss)	397	604	(3,489)	1,445
Basic and diluted earnings (loss) per share	0.04	0.06	(0.33)	0.07

2000:
Sales	$ 40,581	39,161	43,627	45,782
Gross profit	13,998	13,380	13,944	13,555
Earnings (loss) before income taxes	1,157	1,090	1,196	(2,072)
Net earnings (loss)	418	364	357	(1,663)
Basic and diluted earnings (loss) per share	0.04	0.03	0.03	(0.16)

In the fourth quarter 2000, net earnings decreased approximately $1,300,000 due to adjustments in the Company's allowance for doubtful accounts and nonrecurring labor charges.

In the third quarter 2001, net earnings decreased due to a noncash warrant expense of $3,234,000 related to warrants issued to WCAS. Acquisition-related expenses included in the period were approximately $700,000, primarily for severance expense.

(9) Commitments and Contingencies

Tax Assessment

The Comptroller of the State of Texas has conducted an audit of LabOne for sales and use tax compliance for the years 1991 through August 1999, and contends that LabOne's insurance laboratory services are taxable under the Texas tax code. The Texas Comptroller has issued a tax audit assessment, including interest and penalties, of $568,000 that has been paid by the Company. The assessment does not include potential taxes due for periods thereafter, interest, nor the 10% penalty. Interest accrues at the rate of 12% per annum from the date the taxes were due. The Company estimates that an additional $29,000 will be assessed and has an adequate reserve at December 31, 2001. All amounts paid are under appeal as the Company argues that its services do not fit within the definition of insurance services under the Texas code. The assessment is in litigation in Travis County District Court. LabOne has filed a Motion for Summary Judgment, which is set for hearing the week of June 24, 2002. At this time, the Company is unable to predict the ultimate outcome of this appeal.

During 2000, the Internal Revenue Service performed a review of employment taxes paid by ExamOne World Wide of NJ, Inc., and proposed a $45,000 increase in tax for the quarters beginning March 31, 1992 through December 31, 1994. Effective July 30, 2001, the Internal Revenue Service issued a no change letter acquiescing that no additional tax was due.

Litigation

The Company has been a party to certain claims from competitors in the paramedical examination business regarding its relationships with independent contractors providing services to ExamOne. The Company has prevailed in such claims and believes that any outstanding matters will not materially affect the consolidated financial statements of the Company.

The Company is a party to various claims or lawsuits related to lab testing performed in the ordinary course of the Company's activities. The Company's management and legal counsel anticipate potential claims resulting from such matters that would not be covered by insurance, and have appropriately provided for these claims in the consolidated financial statements. The Company believes that the resolution of these matters will not materially affect the consolidated financial statements of the Company.

Leases

LabOne has several noncancelable operating leases, primarily for land and buildings, and other commitments that expire through 2004. Rental expense for these operating leases during 2001, 2000, and 1999 amounted to $2,335,000, $868,000, and $513,000, respectively.

Future minimum lease payments and other commitments under these agreements as of December 31, 2001 are:

Year	Amount
2002	$ 2,582,000
2003	2,382,000
2004	1,550,000
2005	610,000
2006	555,000
2007 and thereafter	2,793,000
$ 10,472,000

Leases are expected to be secured or replaced in the ordinary course of business as they expire.

(10) Subsequent Event

On January 23, 2002, LabOne acquired substantially all the assets of Bodimedex, Inc., a paramedical business located in Boston, Massachusetts. The paramedical service company was acquired for $3,400,000 including an amount held in escrow of $1,850,000. On January 29, 2002, $850,000 was released to Bodimedex, Inc. from escrow in satisfaction of obtaining dismissal from a specific legal action. On February 22, 2002, $500,000 was released.

				Schedule I

LabOne, Inc. and Subsidiaries
Valuation and Qualifying Accounts
Years ended December 31, 2001, 2000, and 1999

Description	Balance at beginning of year	Additions- charged to selling, general, and administrative expenses	Deductions- uncollectible accounts	Balance at end of year
Allowance for doubtful accounts:
Year ended December 31, 2001	$ 4,406,612	3,955,267	4,791,162	3,570,717
Year ended December 31, 2000	$ 1,981,285	3,128,091	702,764	4,406,612
Year ended December 31, 1999	$ 2,326,716	2,877,949	3,223,380	1,981,285

See accompanying independent auditors' report.