Form 10-Q
period 2002-03-31
LABONE INC/
filed 2002-05-14
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2002

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

Yes /X/    No /  /

Number of shares outstanding of only class of Registrant's common stock, $.01 par value, as of April 30, 2002 - 10,864,629 net of 2,185,391 shares held as treasury stock.

LabOne, Inc.

Form 10-Q for the First Quarter, 2002

Table of Contents
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statement of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Financial Statements
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Selected Financial Data
First Quarter Analysis
Financial Position, Liquidity and Capital Resources
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LabOne, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$ 6,949,472	5,949,591
Accounts receivable - trade, net of allowance for doubtful accounts of $4,027,001 in 2002 and $3,570,717 in 2001	47,333,073	42,064,790
Inventories	4,232,841	4,570,300
Prepaid expenses and other current assets	4,029,886	3,999,580
Deferred income taxes	2,947,173	2,569,774
Total current assets	65,492,445	59,154,035
Property, plant and equipment	102,673,064	106,306,499
Less accumulated depreciation	54,236,759	58,703,907
Net property, plant and equipment	48,436,305	47,602,592
Other assets:
Intangible assets, net of accumulated amortization	85,020,464	81,797,354
Bond issue costs, net of accumulated amortization of $62,593 in 2002 and $58,227 in 2001	129,553	133,920
Deposits and other assets	104,857	103,898
Total assets	$ 199,183,624	188,791,799

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 15,281,238	14,432,682
Accrued payroll and benefits	8,063,779	9,076,925
Other accrued expenses	2,067,435	2,201,214
Other current liabilities	508,801	481,692
Income taxes payable	1,898,222	380,511
Notes payable and current portion of long-term payable	130,000	130,000
Current portion of long-term debt	1,867,326	1,872,505
Total current liabilities	29,816,801	28,575,529

Long-term payable	193,594	274,415
Long-term debt	46,557,215	40,558,380
Series A subordinated debt	15,000,000	15,000,000
Deferred income taxes - noncurrent	2,908,477	2,792,938

Stockholders' equity:
Preferred stock, $.01 par value per share; 3,000,000 total authorized shares:
Series B-1 (convertible), 45,000 shares authorized; 35,000 shares issued	35,000,000	35,000,000
Series B-1 dividend payable in kind, 1,643 shares in 2002 and 933 shares in 2001	1,642,665	933,332
Common stock, $.01 par value per share; 40,000,000 shares authorized, 13,050,020 shares issued	130,500	130,500
Additional paid-in capital	53,643,891	53,923,552
Accumulated comprehensive loss - Equity adjustment from foreign currency translation	(900,169)	(870,270)
Retained earnings	48,699,080	46,309,167
	138,215,967	135,426,281
Less treasury stock of 2,233,849 shares in 2002 and 2,245,999 shares in 2001	33,508,430	33,835,744
Total stockholders' equity	104,707,537	101,590,537
Total liabilities and stockholders' equity	$ 199,183,624	188,791,799

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three months ended
	March 31,
	2002	2001
Sales	$ 70,641,035	50,044,803

Cost of sales
Cost of sales expenses	48,357,797	34,344,418
Depreciation expense	870,176	645,811
Total cost of sales	49,227,973	34,990,229
Gross profit	21,413,062	15,054,574

Selling, general and administrative
Selling, general and administrative expenses	14,309,201	11,000,557
Depreciation expense	1,349,569	1,194,189
Amortization expense	69,432	1,053,241
Total selling, general and administrative	15,728,202	13,247,987
Earnings from operations	5,684,860	1,806,587

Interest expense	(884,020)	(650,233)
Investment income	16,014	112,086
Other, net	(846)	(17,128)
Earnings before income taxes	4,816,008	1,251,312

Income tax expense	1,716,762	854,302
Net earnings	$ 3,099,246	397,010

Basic earnings per share	$ 0.21	0.04
Diluted earnings per share	$ 0.19	0.04

Computation of earnings per share amounts
Net earnings	$ 3,099,246	397,010
Preferred dividend on B-1 preferred stock	(709,333)	—
Net earnings available to common shareholders	$ 2,389,913	397,010

Basic weighted average common shares outstanding	11,159,409	10,725,349
Stock options	280,353	2,449
Convertible preferred stock	4,361,165	—
Warrants	94,260	—
Diluted weighted average common shares outstanding	15,895,187	10,727,798

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

LabOne, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2002
				Accumulated
			Additional	other			Total
	Common	Preferred	paid-in	comprehensive	Retained	Treasury	stockholders'	Comprehensive
	stock	stock	capital	income	earnings	stock	equity	income
Balance at December 31, 2001	$ 130,500	35,933,332	53,923,552	(870,270)	46,309,167	(33,835,744)	101,590,537
Comprehensive income:
Net Income	—	—	—	—	3,099,246	—	3,099,246	3,099,246
Equity adjustment from foreign currency translation	—	—	—	(29,899)	—	—	(29,899)	(29,899)
Comprehensive income								$ 3,069,347
Preferred stock dividend	—	709,333	—	—	(709,333)	—	—
Stock options (12,150 shares)	—	—	(279,661)	—	—	327,314	47,653
Balance at March 31, 2002	$ 130,500	36,642,665	53,643,891	(900,169)	48,699,080	(33,508,430)	104,707,537

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three months ended March 31,
	2002	2001
Cash provided by (used for) operations:
Net Income	$ 3,099,246	397,010
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	2,295,193	2,899,258
Provision for loss on accounts receivable	1,409,621	325,015
(Gain) loss on disposal of property and equipment	(28,049)	11,281
Stock compensation	47,653	—
Provision for deferred taxes	(262,504)	809,157
Changes in:
Accounts receivable	(6,677,904)	(3,794,856)
Income taxes	1,517,711	1,349,335
Inventories	337,459	39,293
Prepaid expenses and other current assets	(18,383)	(1,398,020)
Accounts payable	848,556	247,357
Accrued payroll & benefits	(1,013,146)	633,354
Other accrued expenses	(208,622)	(124,483)
Other current liabilities	27,109	(41,216)
Other	(959)	(21,872)
Net cash provided by operations	1,372,981	1,330,613

Cash provided by (used for) investment transactions:
Property, plant and equipment, net	(2,941,913)	(1,933,447)
Acquisition of businesses	(3,398,923)	(1,434,298)
Net cash used for investment transactions	(6,340,836)	(3,367,745)

Cash provided by (used for) financing transactions:
Line of credit, net	6,000,000	2,000,000
Payments on long-term debt	(8,617)	(6,989)
Net cash provided by financing transactions	5,991,383	1,993,011

Effect of foreign currency translation	(23,647)	(11,550)
Net increase (decrease) in cash and cash equivalents	999,881	(55,671)

Cash and cash equivalents - beginning of period	5,949,591	1,571,734
Cash and cash equivalents - end of period	$ 6,949,472	1,516,063

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 943,098	688,164
Income taxes	$ 517,768	17,914

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

LabOne, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2002 and 2001

The accompanying consolidated financial statements include the accounts of LabOne, Inc. and its wholly-owned subsidiaries Osborn Group, Inc. (Osborn), Lab One Canada Inc., Systematic Business Services, Inc. (SBSI) and ExamOne World Wide, Inc. (ExamOne). All significant intercompany transactions have been eliminated in consolidation.

The financial information furnished herein as of March 31, 2002 and for the periods ended March 31, 2002 and 2001 is unaudited; however, in the opinion of management, it reflects all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state the Company's financial position, the results of its operations and cash flows. The balance sheet information as of December 31, 2001 has been derived from the audited financial statements as of that date. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

The financial information herein is not necessarily representative of a full year's operations because levels of sales, capital additions and other factors fluctuate throughout the year. These same considerations apply to all year-to-year comparisons. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed, consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Forward Looking Statements

This Quarterly report on Form 10-Q may contain "forward-looking statements," including, but not limited to: projections of revenues, income or loss, margins, capital expenditures, cost savings and synergies, the payment or non-payment of dividends and other financial items, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements. Forward-looking statements involve known and unknown risks and uncertainties. Many factors could cause actual results to differ materially from those that may be expressed or implied in such forward-looking statements, including, but not limited to, the volume, pricing and mix of laboratory tests and other services provided by the Company, the extent of market acceptance of the Company's testing and other services in the healthcare and substance abuse industries, intense competition, the loss of one or more significant customers, bad debt expense, general economic conditions and other factors detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission, including the Cautionary Statement filed as Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Investors are cautioned not to put undue reliance on any forward-looking statement.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. It also specifies the types of acquired intangible assets that require recognition and reporting separately from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer will be amortized, but instead tested for impairment at least annually in accordance with the provisions in the statement. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their residual values and reviewed for impairment. The Company has concluded that the customer list acquired from the purchase of GIB Laboratories is not goodwill and recognized the final amortization of this customer list of $69,000 in January 2002. The Company had unamortized goodwill in the amount of $85.0 million at March 31, 2002. If SFAS 142 had been in effect in the first quarter 2001, the net income for that quarter would have been $1.2 million or $0.12 per share.

Business Segment Information

The Company operates two divisions: risk assessment services and clinical (comprised of healthcare and substance abuse testing). The following table presents selected financial information for each segment:

	Three Months Ended
	March 31,
	2002	2001
Sales:
Risk assessment services	$ 50,480,411	$ 32,720,178
Clinical:
Healthcare	14,073,306	10,813,845
Substance abuse testing	6,087,318	6,510,780
Total sales	$ 70,641,035	$ 50,044,803

Operating income (loss):
Risk assessment services	$ 9,322,225	$ 6,552,937
Clinical:
Healthcare	2,669,366	622,503
Substance abuse testing	424,311	933,245
General corporate expense	(6,731,042)	(6,302,098)
Total earnings from operations	5,684,860	1,806,587
Other expense	(868,852)	(555,275)
Earnings before income taxes	$ 4,816,008	$ 1,251,312

Operating income (loss) of each line of business is computed as sales less directly identifiable expenses. In computing operating income (loss) of the lines of business, none of the following items has been allocated: general corporate expenses such as administrative, management, and information systems expenses; investment income; goodwill; or other income (expenses). The risk assessment services segment operating income for 2002 includes intersegment charges of $1.9 million for the quarter from the healthcare segment primarily for hepatitis and other miscellaneous medical testing and $0.5 million from the SAT segment for drug screening and confirmations.

Contingencies

In the normal course of business, LabOne had certain lawsuits pending at March 31, 2002. On March 5, 2002, a complaint was filed by a paramedical services company against LabOne and others in the United States District Court for the Northern District of Texas. The suit claims that LabOne interfered with the contractual rights of the paramedical services company with several of its affiliate examiners and wrongfully recruited employees to work for LabOne. The suit seeks injunctive relief and damages. By Orders filed March 13 and March 27, 2002, the court denied all injunctive relief requested by the plaintiff.

Although LabOne cannot predict the outcome of such proceeding or other claims made against it, management believes that the ultimate resolution of these claims will not have a material adverse impact on the Company's financial position.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

	Three months ended
	March 31,
	2002	2001	% Inc.

Sales	$ 70,641,035	$ 50,044,803	41%
Net earnings	$ 3,099,246	$ 397,010	681%
Basic earnings per common share	$ 0.21	$ 0.04
Diluted earnings per common share	$ 0.19	$ 0.04

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

LabOne's Clinical division also includes substance abuse testing services provided to employers who adhere to drug screening guidelines. LabOne is certified by the Substance Abuse and Mental Health Services Administration to perform substance abuse testing services for federally regulated employers and currently markets these services throughout the country to both regulated and nonregulated employers. The Company's rapid turnaround times and multiple testing options help clients reduce downtime for affected employees and meet federally mandated drug screening guidelines.

FIRST QUARTER ANALYSIS

Net sales increased 41% in the first quarter 2002 to $70.6 million from $50.0 million in the first quarter 2001. The increase of $20.6 million is due to increases in risk assessment services revenue of $17.7 million and healthcare laboratory revenue of $3.3 million, partially offset by a decrease in substance abuse testing (SAT) revenue of $0.4 million.

The risk assessment services division revenue increased $17.7 million to $50.5 million primarily due to growth of ExamOne revenue and the acquisition of the Osborn Group effective September 1, 2001. The total number of insurance applicants tested in the first quarter 2002 increased by 43% as compared to the same quarter last year. Specimens attributable to Osborn represent 85% of this increase and $8.2 million of revenue for the quarter. Average revenue per insurance applicant increased 3%. Information services revenue increased 65% primarily due to growth in SBSI services and tele-underwriting services. Revenue attributable to the Osborn acquisition was $8.9 million for the quarter.

During the first quarter, healthcare revenue increased 30% to $14.1 million as compared to $10.8 million in the prior year due to a 21% increase in average revenue per patient and an 8% increase in testing volumes. SAT revenue decreased 6% to $6.1 million in 2002 from $6.5 million in 2001 due to an 11% decrease in testing volumes, partially offset by a 5% increase in average revenue per specimen.

Cost of sales increased $14.2 million or 41% in the first quarter 2002 as compared to the prior year, due primarily to increases in outside services including paramed collections and physician statement fees, payroll, lab and kit supplies, and postage expense. Paramedical services increased primarily due to continued growth of the ExamOne paramedical operations. Payroll, lab and kit supplies, and postage increased due to the additional specimen volume in the risk assessment and healthcare laboratory testing segments. Risk assessment cost of sales, including all of the above mentioned factors, increased to $37.0 million in 2002 from $22.6 million in the first quarter 2001. Healthcare cost of sales were $7.5 million as compared to $7.3 million in the first quarter 2001. SAT cost of sales expenses decreased to $4.7 million as compared to $5.1 million in the first quarter 2001 primarily due to savings on testing reagents.

As a result of the above factors, gross profit for the quarter increased $6.4 million or 42% from $15.1 million in 2001 to $21.4 million in 2002. Risk assessment gross profit increased $3.4 million on an increase in revenue of $17.7 million. Healthcare gross profit increased $3.0 million on an increase in revenue of $3.3 million. SAT gross profit remained flat on a decrease in revenue of $0.4 million.

Selling, general and administrative expenses increased $2.5 million (19%) in the first quarter 2002 as compared to the prior year. Increases in payroll expenses and bad debt accruals were partially offset by the elimination of goodwill amortization. Amortization expense declined $1.0 million for the quarter. Risk assessment overhead expenditures increased to $4.1 million in 2002 from $3.5 million in the first quarter 2001 primarily due to payroll and travel expense, partially offset by the elimination of goodwill amortization that related to this segment. Healthcare overhead expenditures were $3.9 million as compared to $2.9 million in 2001 due primarily to an increase in payroll and bad debt expense. SAT overhead expenditures increased to $1.0 million as compared to $0.5 million in 2001 primarily due to bad debt accruals.

Operating income increased from $1.8 million in the first quarter 2001 to $5.7 million in 2002. The risk assessment segment operating income was $9.3 million in 2002 as compared to $6.5 million in the first quarter 2001. The healthcare segment operating income was $2.7 million in 2002 as compared to $0.6 million in 2001. The SAT segment declined to an operating income of $0.4 million in the first quarter 2002 from $0.9 million in 2001. Administrative operating expenses increased to $6.7 million from $6.3 million in the first quarter 2001 primarily due to higher payroll expenses partially offset by the elimination of corporate goodwill amortization.

Non operating expense increased $0.3 million primarily due to increased interest expense. The effective income tax rate was 36% in the first quarter 2002. The effective income tax rate was 68% in 2001 due to nondeductible amortization expense.

The combined effect of the above factors resulted in net income of $3.1 million in the first quarter 2002 as compared to net income of $0.4 million in 2001. Preferred dividends earned were $0.7 million and earnings available to common shareholders were $2.4 million in the first quarter 2002.

Basic earnings per share in the first quarter 2002 were $0.21 and fully diluted earnings per share $0.19. Basic and diluted earnings per share were $0.04 in 2001. The basic weighted average number of shares outstanding in the first quarter of 2002 and 2001 were 11,159,409 and 10,725,349, respectively. The fully diluted weighted average number of shares outstanding in 2002 and 2001 were 15,895,186 and 10,727,798, respectively.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

LabOne's working capital position increased by $5.1 million to $35.7 million at March 31, 2002 from $30.6 million at December 31, 2001. This increase is due to an increase in accounts receivable from $42.1 million at December 31, 2001 to $47.3 million as of March 31, 2002, related to the increase in revenue.

Net additions to property, plant and equipment in the first three months of 2002 were $2.9 million primarily due to software and information systems development. Additionally, on January 23, 2002, the Company acquired substantially all the assets of Bodimedex, a paramedical business located in Boston, Massachusetts for $3.4 million. Additions in 2001 were $1.9 million, primarily related to software and information systems development, and $1.4 million related to paramedical purchases.

Borrowings on the line of credit in the three month period increased $6.0 million to $34 million. The total line of credit available is $35 million and expires May 31, 2002. The current interest rate, plus financing fees, on the line of credit is approximately 4.1% and is based on a 30 day LIBOR rate. The Company is currently in discussions with several banks for a new three year facility that would increase this line of credit in 2002. Interest on the industrial revenue bonds issued to finance the construction of the Company's facility is based on a taxable seven-day variable rate which, including letter of credit and remarketing fees, is approximately 3.1% as of May 1, 2002.

During the first quarter 2002, the Company did not repurchase any shares of common stock. The total number of shares of LabOne stock held in treasury at March 31, 2002 was approximately 2.2 million at a total cost of $33.5 million or $15.00 per share.

At March 31, 2002, LabOne had total cash and investments of $6.9 million as compared to $5.9 million at December 31, 2001. The Company expects to fund operations from a combination of cash flows from operations and short-term borrowings.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk.

An interest rate risk exposure exists due to LabOne's liability of $14.5 million in industrial revenue bonds and $34.0 million borrowing on its line of credit. The interest expense incurred on the bonds is based on a taxable seven-day variable rate which, including letter of credit and remarketing fees, is approximately 3.1% as of May 1, 2002. The interest expense on the line of credit is based on the 30-day LIBOR rate plus 2.25% and is currently approximately 4.1%. Any future increase in interest rates would result in additional interest expense which could be material and could result in a decision to enter into a long-term interest rate swap transaction. An assumed 10% increase in interest rates (representing approximately 40 basis points) would potentially increase interest expense on these instruments by $0.2 million annually.

PART II. OTHER INFORMATION

ITEM 1 - Legal Proceedings

The description under "Contingencies" in Part I is incorporated herein.

ITEM 2 - Changes in Securities and Use of Proceeds

At the special meeting of shareholders held on January 31, 2002, shareholders approved the termination of the 19.9% limit on the percentage of outstanding shares of Common Stock which may be issued upon conversion of shares of Series B-1 Cumulative Convertible Preferred Stock and exercise of Series B Warrants. Shareholders also approved the automatic conversion of all outstanding shares of Series B-2 Cumulative Convertible Preferred Stock into Series B-1 Cumulative Convertible Preferred Stock. Each share of Series B-2 Preferred Stock automatically converted into one share of Series B-1 Convertible Preferred Stock without any further action required by LabOne or any holder of Series B-2 Preferred Stock. The stated value of each share of Series B-1 Convertible Preferred Stock issued upon conversion of Series B-2 Preferred Stock was the stated value which a share of Series B-1 Convertible Preferred Stock issued on August 31, 2001 had on January 31, 2002, at the 8% per year dividend rate. The conversion price of each share of Series B-1 Convertible Preferred Stock into which Series B-2 Preferred Stock converted on January 31, 2002, is $8.32 per Common Share. If all shares of Series B-1 Convertible Preferred Stock, accumulated dividends and Series B Warrants outstanding as of April 30, 2002 were converted to Common Stock, the result would be an increase in common shares outstanding of approximately 4,783,000 shares.

ITEM 4 - Submission of Matters to a Vote of Security Holders

(a) Special meeting of stockholders held on January 31, 2002.

(c) Brief description of each matter voted:

(1) The termination of the 19.9% limit on the percentage of outstanding shares of Common Stock which may be issued upon conversion of shares of Series B-1 Cumulative Convertible Preferred Stock and exercise of Series B Warrants. Of the 9,964,121 votes cast, 6,770,932 were in favor and 114,024 were opposed. There were 449,098 abstentions and 2,630,067 shares unvoted.

(2) The automatic conversion of all outstanding shares of Series B-2 Cumulative Convertible Preferred Stock into Series B-1 Cumulative Convertible Preferred Stock. Of the 9,964,121 votes cast, 7,201,244 were in favor and 86,699 were opposed. There were 46,111 abstentions and 2,630,067 shares unvoted.

(3) The amendment of Article X of the Articles of Incorporation of LabOne governing certain future business combinations. Of the 11,568,026 votes cast, 8,403,094 were in favor and 85,537 were opposed. There were 449,330 abstentions and 2,630,065 common shares unvoted.

(4) The election of three directors to the Board of Directors of LabOne. For each of Messrs. D. Scott Mackesy (class A director), Sean M. Traynor (class B director), and W. Roger Drury (class C director), there were 9,880,664 votes cast in favor and 83,453 shares withheld. There were 0 abstentions and 839,654 shares unvoted for all directors. Directors who were not up for election and continued in office include Messrs. W. Thomas Grant II, Paul B. Queally, James R. Seward, and John E. Walker.

ITEM 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

10.1 Lease Agreement dated as of November 28, 2001, between Townsend Summit LLC and LabOne, Inc.

10.2 Modification and Extension Agreement dated as of March 26, 2002, between Commerce Bank N.A. and LabOne, Inc.

(b) Reports on Form 8-K

A Form 8-K current report dated January 31, 2002 was filed with the Commission reporting under Item 9. Regulation FD Disclosure, the results of the Special Meeting of Shareholders approving the removal of restrictions on the conversion of the Series B-1 Cumulative Convertible Preferred Stock into LabOne common stock, the conversion of series B-2 Cumulative Preferred Stock into Series B-1 Cumulative Convertible Preferred Stock, and the election of D. Scott Mackesy, Sean M. Traynor and W. Roger Drury to the Company's board of directors.

A Form 8-K current report dated February 26, 2002 was filed with the Commission reporting under Item 9. Regulation FD Disclosure, the content of the year 2001 fiscal results conference call to investors.

A Form 8-K current report dated May 7, 2002 was filed with the Commission reporting under Item 9. Regulation FD Disclosure, the content of the first quarter conference call to investors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LabOne, Inc.

Date: May 14, 2002	By /s/ John W. McCarty John W. McCarty Executive V.P. and Chief Financial Officer

Date: May 14, 2002	By /s/ Joseph C. Benage Joseph C. Benage Secretary