Form 10-Q
period 2002-06-30
LABONE INC/
filed 2002-08-14
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2002

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

Yes /X/    No /  /

Number of shares outstanding of only class of Registrant's common stock, $.01 par value, as of July 31, 2002 - 11,263,132 net of 1,786,888 shares held as treasury stock.

LabOne, Inc.

Form 10-Q for the Second Quarter, 2002

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LabOne, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2002	2001
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$ 12,163,031	5,949,591
Accounts receivable - trade, net of allowance for doubtful accounts of $4,095,341 in 2002 and $3,570,717 in 2001	48,433,676	42,064,790
Inventories	4,065,160	4,570,300
Prepaid expenses and other current assets	3,449,404	3,999,580
Deferred income taxes	2,987,554	2,569,774
Total current assets	71,098,825	59,154,035
Property, plant and equipment	103,868,437	106,306,499
Less accumulated depreciation	56,177,556	58,703,907
Net property, plant and equipment	47,690,881	47,602,592
Other assets:
Intangible assets, net of accumulated amortization	85,448,538	81,797,354
Debt issue costs, net of accumulated amortization of $94,434 in 2002 and $58,226 in 2001	1,581,317	133,920
Deposits and other assets	95,401	103,898
Total assets	$205,914,962	188,791,799

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 15,279,238	14,432,682
Accrued payroll and benefits	7,503,381	9,076,925
Other accrued expenses	1,866,647	2,201,214
Other current liabilities	417,265	481,692
Income taxes payable	541,102	380,511
Notes payable and current portion of long-term payable	80,000	130,000
Current portion of long-term debt	1,865,799	1,872,505
Total current liabilities	27,553,432	28,575,529

Long-term payable	193,594	274,415
Long-term debt	48,556,478	40,558,380
Series A subordinated debt	15,000,000	15,000,000
Deferred income taxes - noncurrent	2,959,855	2,792,938

Stockholders' equity:
Preferred stock, $.01 par value per share; 3,000,000 total authorized shares:
Series B-1 (convertible), 45,000 shares authorized; 35,000 shares issued	35,000,000	35,000,000
Series B-1 dividend payable in kind, 2,371 shares in 2002 and 933 shares in 2001	2,370,666	933,332
Common stock, $.01 par value per share; 40,000,000 shares authorized, 13,050,020 shares issued	130,500	130,500
Additional paid-in capital	49,232,400	53,923,552
Accumulated comprehensive loss - equity adjustment from foreign currency translation	(773,821)	(870,270)
Retained earnings	51,606,555	46,309,167
	137,566,300	135,426,281
Less treasury stock of 1,791,888 shares in 2002 and 2,245,999 shares in 2001	25,914,697	33,835,744
Total stockholders' equity	111,651,603	101,590,537
Total liabilities and stockholders' equity	$205,914,962	188,791,799

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001
Sales	$ 75,032,137	56,015,152	$ 145,673,173	106,059,955
Cost of sales
Cost of sales expenses	50,788,654	38,892,963	99,146,451	73,237,381
Depreciation expense	945,505	695,656	1,815,681	1,341,467
Total cost of sales	51,734,159	39,588,619	100,962,132	74,578,848
Gross profit	23,297,978	16,426,533	44,711,041	31,481,107

Selling, general and administrative
Selling, general and administrative expenses	14,999,864	12,053,901	29,309,066	23,054,458
Depreciation expense	1,360,511	1,197,860	2,710,080	2,392,049
Amortization expense	625	1,686,373	70,057	2,739,614
Total selling, general and administrative	16,361,000	14,938,134	32,089,203	28,186,121
Earnings from operations	6,936,978	1,488,399	12,621,838	3,294,986

Interest expense	(918,481)	(561,995)	(1,802,501)	(1,212,228)
Investment income	40,514	49,342	56,528	161,429
Other, net	8,527	4,099	7,681	(13,030)
Earnings before income taxes	6,067,538	979,845	10,883,546	2,231,157

Income tax expense	2,432,062	375,833	4,148,824	1,230,136
Net earnings	$ 3,635,476	604,012	$ 6,734,722	1,001,021

Basic earnings per share	$ 0.26	0.06	$ 0.47	0.09
Diluted earnings per share	$ 0.22	0.06	$ 0.42	0.09

Computation of earnings per share amounts
Net earnings	$ 3,635,476	604,012	$ 6,734,722	1,001,021
Preferred dividend on B-1 preferred stock	(728,000)	—	(1,437,334)	—
Net earnings available to common shareholders	$ 2,907,476	604,012	$ 5,297,388	1,001,021

Basic weighted average common shares outstanding	11,382,827	10,748,531	11,271,735	10,737,004
Stock options	420,227	9,969	342,515	5,200
Convertible preferred stock	4,447,756	—	4,404,700	—
Diluted weighted average common shares outstanding	16,250,810	10,758,500	16,018,950	10,742,204

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2002
(Unaudited)
			Additional	Accumulated			Total
	Common	Preferred	paid-in	comprehensive	Retained	Treasury	stockholders'
	stock	stock	capital	income (loss)	earnings	stock	equity
Balance at December 31, 2001	$ 130,500	35,933,332	53,923,552	(870,270)	46,309,167	(33,835,744)	101,590,537
Net earnings	—	—	—	—	6,734,722	—	6,734,722
Equity adjustment from foreign currency translation	—	—	—	96,449	—	—	96,449
Preferred stock dividend	—	1,437,334	—	—	(1,437,334)	—	—
Stock options exercised (303,493 shares)	—	—	(2,214,205)	—	—	5,444,100	3,229,895
Warrants exercised (150,618 shares)	—	—	(2,476,947)	—	—	2,476,947	—
Balance at June 30, 2002	$ 130,500	37,370,666	49,232,400	(773,821)	51,606,555	(25,914,697)	111,651,603

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
	2002	2001
Cash provided by (used for) operations:
Net earnings	$ 6,734,722	1,001,021
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	4,635,323	6,485,160
Provision for loss on accounts receivable	3,158,293	1,143,442
(Gain) loss on disposal of property and equipment	(27,754)	15,967
Directors' stock compensation	17,542	22,503
Provision for deferred taxes	(249,058)	249,585
Changes in:
Accounts receivable	(9,527,179)	(6,015,209)
Income taxes	160,591	2,336,046
Income tax benefit - exercise of stock options	2,183,515	—
Inventories	505,140	(1,016,895)
Prepaid expenses and other current assets	577,099	500,234
Accounts payable	846,556	986,367
Accrued payroll & benefits	(1,573,544)	953,056
Other accrued expenses	(414,410)	(497,870)
Other current liabilities	(64,427)	(17,788)
Other	8,993	177,368
Net cash provided by operations	6,971,402	6,322,987
Cash provided by (used for) investment transactions:
Property, plant and equipment, net	(4,477,697)	(4,042,666)
Acquisition of businesses	(3,836,359)	(1,777,169)
Net cash used for investment transactions	(8,314,056)	(5,819,835)
Cash provided by (used for) financing transactions:
Line of credit, net	8,000,000	1,000,000
Financing Costs	(1,483,605)	—
Exercise of stock options	1,028,838	—
Payments on long-term debt	(13,154)	(14,763)
Notes payable	(50,000)	—
Issuance of treasury stock	—	501
Net cash provided by financing transactions	7,482,079	985,738
Effect of foreign currency translation	74,015	963
Net increase in cash and cash equivalents	6,213,440	1,489,853
Cash and cash equivalents - beginning of period	5,949,591	1,571,734
Cash and cash equivalents - end of period	$12,163,031	3,061,587

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 1,431,570	1,262,863
Income taxes	$ 2,182,852	38,784

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2002 and 2001

The accompanying consolidated financial statements include the accounts of LabOne, Inc. and its wholly- owned subsidiaries Osborn Group, Inc. (Osborn), Lab One Canada Inc., Systematic Business Services, Inc. (SBSI) and ExamOne World Wide, Inc. (ExamOne). All significant intercompany transactions have been eliminated in consolidation.

The financial information furnished herein as of June 30, 2002 and for the periods ended June 30, 2002 and 2001 is unaudited; however, in the opinion of management, it reflects all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state the Company's financial position, the results of its operations and cash flows. The balance sheet information as of December 31, 2001 has been derived from the audited financial statements as of that date. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. For the Company, this statement is effective January 1, 2003. The Company does not expect that the adoption will have a material impact on its financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets to be effective January 1, 2002. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and to address significant implementation issues. The framework of SFAS No. 144 was established in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142) effective for the purchase of Osborn and as of January 1, 2002 for all other intangible assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer will be amortized, but instead tested for impairment at least annually in accordance with the provisions in the statement. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their residual values and reviewed for impairment. Impairment testing of intangible assets for the initial year has been performed and a determination was made that these assets were not impaired.

The Company had unamortized goodwill in the amount of $85.4 million at June 30, 2002. If SFAS 142 had been in effect in the first six months of 2001, the net earnings for the quarter and year to date would have been as follows:

	Three Months Ended	Six Months Ended
	June 30, 2001	June 30, 2001

Net earnings	604,012	1,001,021
Goodwill amortization, net of tax	838,983	1,665,115
Adjusted net income	$ 1,442,995	$ 2,666,136
Basic and diluted earnings per share	$ 0.13	$ 0.25

Intangible assets as of June 30, 2002 are comprised of $85.1 million of goodwill and $0.4 million for noncompete agreements. Intangible assets as of December 31, 2001 are comprised of $81.4 million of goodwill, $0.3 million for noncompete agreements and $0.1 million for a customer list.

Comprehensive Income

The following table is a reconciliation of the Company's net earnings to comprehensive income for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Net earnings	$ 3,635,476	$ 604,012	$ 6,734,722	$ 1,001,021
Other comprehensive income, net of tax:
Foreign currency translation adjustment	126,348	13,584	96,449	2,148
Comprehensive income	$ 3,761,824	$ 617,596	$ 6,831,171	$ 1,003,169

Business Segment Information

The Company operates two divisions: risk assessment services and clinical (comprised of healthcare and substance abuse testing). The following table presents selected financial information for each segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Sales:
Risk assessment services	$ 53,006,292	$ 36,725,573	$ 103,486,704	$ 69,445,751
Clinical:
Healthcare	14,650,232	11,592,731	28,723,538	22,406,576
Substance abuse testing	7,375,613	7,696,848	13,462,931	14,207,628
Total sales	$ 75,032,137	$ 56,015,152	$ 145,673,173	$ 106,059,955

Operating income (loss):
Risk assessment services	$ 10,158,840	$ 7,063,696	$ 19,481,065	$ 13,616,633
Clinical:
Healthcare	2,879,964	702,547	5,549,330	1,325,050
Substance abuse testing	1,160,166	375,931	1,584,477	1,309,176
General corporate expense	(7,261,992)	(6,653,775)	(13,993,034)	(12,955,873)
Total earnings from operations	6,936,978	1,488,399	12,621,838	3,294,986
Other expense	(869,440)	(508,554)	(1,738,292)	(1,063,829)
Earnings before income taxes	$ 6,067,538	$ 979,845	$ 10,883,546	$ 2,231,157

Operating earnings (loss) of each line of business is computed as sales less directly identifiable expenses. The general corporate segment includes expenses such as administrative, management, investment income, goodwill, miscellaneous income or expense, and other non allocable expenses.

Operating earnings for the risk assessment services segment for 2002 includes intersegment charges of $1.8 million for the quarter from the healthcare segment primarily for hepatitis and other miscellaneous medical testing and $0.5 million from the SAT segment for drug screening and confirmations.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

	Three months ended			Six months ended
	June 30,			June 30,
	2002	2001	% Inc.	2002	2001	% Inc.
Sales	$ 75,032,137	$ 56,015,152	34%	$ 145,673,173	$ 106,059,955	37%
Net earnings	$ 3,635,476	$ 604,012	502%	$ 6,734,722	$ 1,001,021	573%
Basic earnings per common share	$ 0.26	$ 0.06		$ 0.47	$ 0.09
Diluted earnings per common share	$ 0.22	$ 0.06		$ 0.42	$ 0.09

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

LabOne's Clinical division also includes substance abuse testing services provided to employers. LabOne is certified by the Substance Abuse and Mental Health Services Administration to perform substance abuse testing services for federally regulated employers and currently markets these services throughout the country to both regulated and nonregulated employers. The Company's rapid turnaround times and multiple testing options help clients reduce downtime for affected employees and meet federally mandated drug screening guidelines.

SECOND QUARTER ANALYSIS

Net sales increased 34% in the second quarter 2002 to $75.0 million from $56.0 million in the second quarter 2001. The increase of $19.0 million was due to increases in risk assessment services revenue of $16.2 million and healthcare laboratory revenue of $3.1 million, partially offset by a decrease in substance abuse testing (SAT) revenue of $0.3 million.

The risk assessment services division revenue increased $16.2 million to $53.0 million primarily due to the acquisition of the Osborn Group effective September 1, 2001 and growth of paramedical (ExamOne) revenue. Sales attributable to Osborn were $7.1 million and revenue from ExamOne grew 29% or $4.2 million to 18.6 million for the quarter. The total number of insurance applicants tested in the second quarter 2002 increased by 42% as compared to the same quarter last year. Average revenue per insurance applicant increased 2%. Information services revenue increased 87% to $10.4 million primarily due to growth in SBSI services and tele-underwriting services.

During the second quarter, healthcare revenue increased 26% to $14.7 million as compared to $11.6 million in the prior year due to a 12% increase in average revenue per patient and a 13% increase in testing volumes. SAT revenue decreased 4% to $7.4 million in 2002 from $7.7 million in 2001 due to a 5% decrease in testing volumes, partially offset by a 1% increase in average revenue per specimen.

Cost of sales increased $12.1 million or 31% in the second quarter 2002 as compared to the prior year, due primarily to increases in outside services including paramed collections and physician statement fees, payroll, lab and kit supplies, and postage expense. Paramedical services increased primarily due to continued growth of the ExamOne paramedical operations. Payroll, lab and kit supplies, and postage increased due to the additional specimen volume in the risk assessment and healthcare laboratory testing segments. Risk assessment cost of sales, including all of the above mentioned factors, increased to $38.2 million in 2002 from $26.1 million in the second quarter 2001. Healthcare cost of sales were $8.1 million as compared to $7.6 million in the second quarter 2001. SAT cost of sales expenses decreased to $5.4 million as compared to $5.9 million in the second quarter 2001 primarily due to savings on testing reagents and payroll expense.

As a result of the above factors, gross profit for the quarter increased $6.9 million or 42% from $16.4 million in 2001 to $23.3 million in 2002. Risk assessment gross profit increased 39% or $4.2 million on an increase in revenue of $16.2 million. Healthcare gross profit increased 63% or $2.5 million on an increase in revenue of $3.1 million. SAT gross profit increased 12% or $0.2 million on a decrease in revenue of $0.3 million.

Selling, general and administrative expenses increased $1.4 million (10%) in the second quarter 2002 as compared to the prior year. Increases in payroll expenses and bad debt accruals were partially offset by the elimination of goodwill amortization. Amortization expense declined $1.7 million for the quarter. Risk assessment overhead expenditures increased to $4.6 million in 2002 from $3.6 million in the second quarter 2001 primarily due to payroll expense and accruals for legal and bad debt expenses, partially offset by the elimination of goodwill amortization that related to this segment. Healthcare overhead expenditures were $3.6 million as compared to $3.3 million in 2001 due primarily to an increase in payroll and bad debt expense, partially offset by lower Lab Card production expenses. SAT overhead expenditures decreased to $0.8 million as compared to $1.4 million in 2001 primarily due to a $0.6 million amortization expense in 2001 related to the termination of an exclusive product distribution agreement.

Operating earnings increased from $1.4 million in the second quarter 2001 to $6.9 million in 2002. The risk assessment segment operating earnings were $10.2 million in 2002 as compared to $7.1 million in the second quarter 2001. The healthcare segment operating earnings were $2.9 million in 2002 as compared to $0.7 million in 2001. The SAT segment operating earnings were $1.2 million in the second quarter 2002 as compared to $0.4 million in 2001. Administrative operating expenses increased to $7.3 million from $6.7 million in the second quarter 2001 primarily due to higher payroll expenses partially offset by the elimination of goodwill amortization.

Non operating expense increased $0.4 million primarily due to increased interest expense related to the larger amount of borrowing outstanding. The effective income tax rate was 40% in the second quarter 2002 as compared to 38% in 2001.

The combined effect of the above factors resulted in net earnings of $3.6 million in the second quarter 2002 as compared to net earnings of $0.6 million in 2001. Preferred dividends were $0.7 million and earnings available to common shareholders were $2.9 million in the second quarter 2002.

Basic earnings per share in the second quarter 2002 were $0.26 and fully diluted earnings per share were $0.22. Basic and diluted earnings per share were $0.06 in 2001. The basic weighted average number of shares outstanding in the second quarter of 2002 and 2001 were 11,382,827 and 10,748,531, respectively. The fully diluted weighted average number of shares outstanding in 2002 and 2001 were 16,250,811 and 10,758,500, respectively.

YEAR-TO-DATE ANALYSIS

Net sales increased 37% in the six month period ended June 30, 2002 to $145.7 million from $106.1 million in the same period last year. The increase of $39.6 million was due to increases in risk assessment services revenue of $34.0 million and healthcare laboratory revenue of $6.3 million, partially offset by a decrease in SAT revenue of $0.7 million.

The risk assessment services division revenue increased $34.0 million to $103.5 million primarily due to the acquisition of the Osborn Group, growth in ExamOne revenue and growth in the core volume of LabOne insurance applicants. The total number of insurance applicants tested in the first six months increased by 42% as compared to last year. Average revenue per insurance applicant increased 2%. Sales related to former Osborn accounts were $15.9 million in 2002. ExamOne revenue increased $11.0 million in the six month period. Information services revenue increased 77% year to date primarily due to growth in tele-underwriting and SBSI services.

Healthcare revenue increased 28% in the first six months of 2002 to $28.7 million as compared to $22.4 million in the prior year due to a 16% increase in average revenue per patient and a 10% increase in testing volumes. SAT revenue decreased 5% to $13.4 million in 2002 from $14.2 million in 2001 due to an 8% decrease in testing volumes, partially offset by a 3% increase in average revenue per specimen.

Cost of sales increased $26.4 million or 35% in the six month period as compared to the prior year. This increase was due primarily to increases in paramed collections, physician statement and information services fees, payroll, lab and kit supplies, and postage expense. Paramedical services increased primarily due to continued growth of the ExamOne paramedical operations. Payroll, lab and kit supplies, and postage increased due to the additional specimen volume in the risk assessment and healthcare laboratory testing segments. Risk assessment cost of sales, including all of the above mentioned factors, increased to $75.3 million in 2002 from $48.7 million in 2001. Healthcare cost of sales in the six month period were $15.6 million as compared to $14.8 million in 2001. SAT cost of sales expenses decreased to $10.1 million as compared to $11.0 million in 2001 primarily due to savings on testing reagents.

As a result of the above factors, gross profit year to date increased $13.2 million or 42% from $31.5 million in 2001 to $44.7 million in 2002. Risk assessment gross profit increased 36% or $7.5 million on an increase in revenue of $34.0 million. Healthcare gross profit increased 73% or $5.5 million on an increase in revenue of $6.3 million. SAT gross profit increased 5% or $0.2 million on a decrease in revenue of $0.7 million.

Selling, general and administrative expenses increased $3.9 million or 14% in the first six months of 2002 as compared to the prior year. Increases in payroll expenses and bad debt accruals were partially offset by the elimination of goodwill amortization. Amortization expense declined $2.7 million year to date. Risk assessment overhead expenditures increased to $8.7 million in 2002 from $7.1 million in 2001 primarily due to payroll and travel expenses and accruals for legal and bad debt expenses, partially offset by the elimination of goodwill amortization that related to this segment. Healthcare overhead expenditures were $7.6 million as compared to $6.2 million in 2001 due primarily to an increase in payroll and bad debt expense, partially offset by lower Lab Card production expenses. SAT overhead expenditures decreased to $1.8 million as compared to $1.9 million in 2001 primarily due to lower amortization expense partially offset by bad debt accruals.

Operating earnings increased from $3.3 million in the first six months of 2001 to $12.6 million in 2002. The risk assessment segment operating earnings were $19.5 million in 2002 as compared to $13.6 million in 2001. The healthcare segment operating earnings were $5.5 million in 2002 as compared to $1.3 million in 2001. The SAT segment operating earnings year to date were $1.6 million in 2002 as compared to $1.3 million in 2001. Administrative operating expenses increased to $14.0 million from $13.0 million in 2001 primarily due to higher payroll expenses partially offset by the elimination of goodwill amortization.

Non operating expense increased $0.7 million primarily due to increased interest expense. The effective income tax rate was 38% in the first six months of 2002. The effective income tax rate was 55% in 2001 due to nondeductible amortization expense.

The combined effect of the above factors resulted in net earnings of $6.7 million in 2002 as compared to net earnings of $1.0 million in 2001. Preferred dividends were $1.4 million and earnings available to common shareholders were $5.3 million in the first six months of 2002.

Basic earnings per share year to date 2002 were $0.47 and fully diluted earnings per share were $0.42. Basic and diluted earnings per share were $0.09 in 2001. The basic weighted average number of shares outstanding in the first six months of 2002 and 2001 were 11,271,735 and 10,737,004, respectively. The fully diluted weighted average number of shares outstanding in 2002 and 2001 were 16,018,950 and 10,742,204, respectively.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

LabOne's working capital position increased by $12.9 million to $43.5 million at June 30, 2002 from $30.6 million at December 31, 2001. This increase is due to an increase in cash balances of $6.2 million and an increase in accounts receivable from $42.1 million at December 31, 2001 to $48.4 million as of June 30, 2002, related to the increase in revenue.

During the first six months of 2002, net additions to property, plant and equipment were $4.5 million primarily due to software and information systems development, and cash used for acquisitions of paramedical businesses was $3.8 million. Additions in 2001 were $4.0 million, primarily related to information systems and software development. Cash used for acquisitions of paramedical businesses was $1.8 million in 2001.

Line of credit borrowings in the six month period increased $8.0 million to $36 million. Under the Company's new line of credit, which expires in 2005, the total funds available are up to $100 million. The interest expense on the line of credit is based on the 30-day LIBOR rate plus 2.25% and is currently approximately 4.1%. Additionally, the commitment fee on the unused portion is 0.5% and the Company will be amortizing to interest expense the origination fees of $1.6 million over the term of the agreement. Interest on the industrial revenue bonds issued to finance the construction of the Company's facility is based on a taxable seven-day variable rate which, including letter of credit and remarketing fees, is approximately 3.0% as of May 1, 2002.

At June 30, 2002, LabOne had total cash and investments of $12.2 million as compared to $5.9 million at December 31, 2001. The Company expects to fund operations from a combination of cash flows from operations and short-term borrowings.

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

Certain internal and external costs incurred in connection with developing or obtaining software for internal use are capitalized in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These capitalized costs are included in property and equipment on the consolidated balance sheets and are subject to amortization, over the estimated useful life of the software, beginning when the software project is complete. The Company periodically reviews the lives and values of its capitalized software and makes adjustments if necessary. During the second quarter 2002, the Company reduced the estimated useful life of certain projects. This change is expected to result in approximately $0.6 million of additional depreciation expense in the last six months of 2002.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk.

An interest rate risk exposure exists due to LabOne's variable interest rates associated with its liability of $14.5 million in industrial revenue bonds and $36.0 million borrowing on its line of credit. The interest expense incurred on the bonds is based on a taxable seven-day variable rate which, including letter of credit and remarketing fees, is approximately 3.0% as of August 1, 2002. The interest expense on the line of credit is based on the 30-day LIBOR rate plus 2.25% and is currently approximately 4.1%. Any future increase in interest rates would result in additional interest expense which could be material. An assumed 10% increase in interest rates (representing approximately 40 basis points) would potentially increase interest expense on these instruments by $0.2 million annually.

PART II. OTHER INFORMATION

ITEM 4 - Submission of Matters to a Vote of Security Holders

(a) The annual stockholders' meeting was held on May 23, 2002.

(c) The following matters were voted upon at the annual meeting:

(1) The election of three class C directors to the Board of Directors. For each of Messrs. W. Roger Drury and John E. Walker, there were 8,846,866 votes for and 716,625 votes against their election. For Mr. W. Thomas Grant, II there were 8,846,958 votes for and 716,533 votes against his election. Directors whose term of office as a director continued after the meeting are Messrs. Paul B. Queally, James R. Seward, Sean B. Traynor and D. Scott Mackesy.

(2) An increase in the number of shares which may be issued under the Stock Incentive Program of the corporation's 2001 Long-Term Incentive Plan from 300,000 shares to 2,000,000 shares. 9,550,922 votes were for approval and 1,451,169 votes were against approval. There were 383,607 abstentions and 2,307,793 broker non-votes.

ITEM 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

10.1   Release agreement dated May 20, 2002 related to the Stock Purchase Agreement between LabOne and Welsh Carson Anderson and Stowe.

10.2   Amendment 2 dated June 11, 2002 to the Stock Purchase Agreement between LabOne and Welsh Carson Anderson and Stowe.

10.3   Credit Agreement dated June 11, 2002 between LabOne and JPMorgan Chase Bank and Wachovia Bank, National Association

10.4   2001 Long Term Incentive Plan of LabOne, Inc. as amended - attached as Appendix A to the Proxy Statement of LabOne, Inc. filed April 17, 2002.

99.     Certification of Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K

A Form 8-K current report dated May 7, 2002 was filed with the Commission reporting under Item 9. Regulation FD Disclosure, the content of the first quarter conference call to investors.

A Form 8-K current report dated June 14, 2002 was filed with the Commission reporting under Item 9. Regulation FD Disclosure, the establishment of the Company's new revolving credit agreement.

A Form 8-K current report dated August 8, 2002 was filed with the Commission reporting under Item 9. Regulation FD Disclosure, the content of the second quarter conference call to investors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LabOne, Inc.

Date: August 14, 2002	By /s/ John W. McCarty John W. McCarty Executive V.P. and Chief Financial Officer