Form 10-Q/A
period 2002-06-30
LABONE INC/
filed 2002-08-14
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

This amends and supplements the 10-Q filed August 14, 2002 to correct signature dates in the exhibit 99.

PART II. OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

99.     Amended Certification of Chief Executive Officer and Chief Financial Officer (corrected signature dates).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LabOne, Inc.

Date: August 14, 2002	By /s/ John W. McCarty John W. McCarty Executive V.P. and Chief Financial Officer