Form 10-Q
period 2002-09-30
LABONE INC/
filed 2002-11-14
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2002

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

Yes /X/    No /  /

Number of shares outstanding of only class of Registrant's common stock, $.01 par value, as of October 31, 2002 - 11,286,824 net of 1,763,196 shares held as treasury stock.

LabOne, Inc.

Form 10-Q for the Third Quarter, 2002

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LabOne, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$ 11,206,795	5,949,591
Accounts and notes receivable - trade, net of allowance for doubtful accounts of $4,556,854 in 2002 and $3,570,717 in 2001	48,659,170	42,064,790
Inventories	3,482,973	4,570,300
Income taxes receivable	426,971	—
Prepaid expenses and other current assets	4,160,352	3,999,580
Deferred income taxes	3,028,386	2,569,774
Total current assets	70,964,647	59,154,035
Property, plant and equipment	104,219,388	106,306,499
Less accumulated depreciation	57,102,558	58,703,907
Net property, plant and equipment	47,116,830	47,602,592
Other assets:
Intangible assets, net of accumulated amortization	86,319,465	81,797,354
Debt issue costs, net of accumulated amortization of $247,090 in 2002 and $58,227 in 2001	1,670,725	133,920
Deposits and other assets	85,863	103,898
Total assets	$ 206,157,530	188,791,799

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 14,532,865	14,432,682
Accrued payroll and benefits	9,313,529	9,076,925
Other accrued expenses	2,168,164	2,201,214
Other current liabilities	468,475	481,692
Income taxes payable	—	380,511
Notes payable and current portion of long-term payable	80,000	130,000
Current portion of long-term debt	1,813,226	1,872,505
Total current liabilities	28,376,259	28,575,529

Long-term payable	193,594	274,415
Long-term debt	43,756,694	40,558,380
Series A subordinated debt	15,000,000	15,000,000
Deferred income taxes - noncurrent	3,135,379	2,792,938

Stockholders' equity:
Preferred stock, $.01 par value per share; 3,000,000 total authorized shares:
Series B-1 (convertible), 45,000 shares authorized; 35,000 shares issued	35,000,000	35,000,000
Series B-1 dividend payable in kind, 3,108 shares in 2002 and 933 shares in 2001	3,108,373	933,332
Common stock, $.01 par value per share; 40,000,000 shares authorized, 13,050,020 shares issued	130,500	130,500
Additional paid-in capital	49,060,603	53,923,552
Accumulated comprehensive loss - equity adjustment from foreign currency translation	(862,102)	(870,270)
Retained earnings	54,615,419	46,309,167
	141,052,793	135,426,281
Less treasury stock of 1,763,196 shares in 2002 and 2,245,999 shares in 2001	25,357,189	33,835,744
Total stockholders' equity	115,695,604	101,590,537
Total liabilities and stockholders' equity	$ 206,157,530	188,791,799

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001
Sales	$ 74,577,461	58,234,380	$ 220,250,634	164,294,335
Cost of sales
Cost of sales expenses	50,822,212	41,283,616	149,968,663	114,520,998
Depreciation expense	1,037,833	756,400	2,853,514	2,097,867
Total cost of sales	51,860,045	42,040,016	152,822,177	116,618,865
Gross profit	22,717,416	16,194,364	67,428,457	47,675,470
Selling, general and administrative
Selling, general and administrative expenses	14,155,260	13,063,679	43,464,326	36,118,137
Depreciation expense	1,276,652	1,267,074	3,986,733	3,659,123
Amortization expense	625	4,313,081	70,682	7,052,695
Total selling, general and administrative	15,432,537	18,643,834	47,521,741	46,829,955
Earnings (loss) from operations	7,284,879	(2,449,470)	19,906,716	845,515
Interest expense	(1,134,565)	(919,943)	(2,964,541)	(2,132,170)
Investment income	121,236	305,227	177,764	466,656
Other, net	(5,603)	6,476	29,554	(6,555)
Earnings (loss) before income taxes	6,265,947	(3,057,710)	17,149,493	(826,554)
Income tax expense	2,519,376	431,199	6,668,200	1,661,335
Net earnings (loss)	$ 3,746,571	(3,488,909)	$ 10,481,293	(2,487,889)

Basic earnings (loss) per share	$ 0.26	(0.33)	$ 0.73	(0.24)
Diluted earnings (loss) per share	$ 0.23	(0.33)	$ 0.65	(0.24)

Computation of earnings per share amounts
Net earnings (loss)	$ 3,746,571	(3,488,909)	$ 10,481,293	(2,487,889)
Preferred dividend on B-1 preferred stock	(737,707)	(93,333)	(2,175,041)	(93,333)
Net earnings (loss) available to common shareholders	$ 3,008,864	(3,582,242)	$ 8,306,252	(2,581,222)

Basic weighted average common shares outstanding	11,623,275	10,893,256	11,390,203	10,789,660
Stock options	308,809	55,988	334,400	18,332
Convertible preferred stock	4,535,290	550,533	4,448,708	185,528
Diluted weighted average common shares outstanding	16,467,374	11,499,777	16,173,311	10,993,520

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2002
(Unaudited)
			Additional	Accumulated			Total
	Common	Preferred	paid-in	comprehensive	Retained	Treasury	stockholders'
	stock	stock	capital	income (loss)	earnings	stock	equity
Balance at December 31, 2001	$ 130,500	35,933,332	53,923,552	(870,270)	46,309,167	(33,835,744)	101,590,537

Net earnings					10,481,293		10,481,293
Equity adjustment from foreign currency translation				8,168			8,168
Preferred stock dividend		2,175,041			(2,175,041)		—
Stock options exercised (332,185 shares)			(2,386,002)			6,001,608	3,615,606
Warrants exercised (150,618 shares)			(2,476,947)			2,476,947	—
Balance at September 30, 2002	$ 130,500	38,108,373	49,060,603	(862,102)	54,615,419	(25,357,189)	115,695,604

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
	2002	2001
Cash provided by (used for) operations:
Net earnings (loss)	$ 10,481,293	(2,487,889)
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	7,104,736	12,827,729
Provision for loss on accounts receivable	4,053,178	2,191,108
(Gain) loss on disposal of property and equipment	(22,132)	54,770
Directors' stock compensation	19,419	22,504
Provision for deferred taxes	(115,680)	606,087
Changes in:
Accounts and notes receivable - trade	(10,647,558)	(15,053,534)
Income taxes	(807,482)	1,654,577
Income tax benefit - exercise of stock options	2,411,390	53,177
Inventories	1,087,327	(1,000,727)
Prepaid expenses and other current assets	(93,849)	(540,601)
Accounts payable	100,183	5,786,171
Accrued payroll & benefits	236,604	3,256,228
Other accrued expenses	(512,772)	1,292,261
Other current liabilities	(13,217)	(412,372)
Other	20,931	173,085
Net cash provided by operations	13,302,371	8,422,574

Cash provided by (used for) investment transactions:
Property, plant and equipment, net	(6,205,133)	(6,126,461)
Acquisition of businesses	(4,378,759)	(52,328,815)
Net cash used for investment transactions	(10,583,892)	(58,455,276)

Cash provided by (used for) financing transactions:
Line of credit, net	5,000,000	3,000,000
Financing costs	(1,725,668)	(1,112,759)
Exercise price of stock options and warrants	10,210,565	153,125
Treasury stock acquisition cost from exercise of stock options and warrants	(9,025,767)	—
Proceeds from the exercise of stock warrants	—	500
Proceeds from issuance of subordinated note	—	15,000,000
Proceeds from issuance of perferred stock	—	35,000,000
Payments on long-term debt	(1,867,783)	(1,873,150)
Notes payable	(50,000)	(81,250)
Net cash provided by financing transactions	2,541,347	50,086,466

Effect of foreign currency translation	(2,622)	(18,045)
Net increase in cash and cash equivalents	5,257,204	35,719
Cash and cash equivalents - beginning of period	5,949,591	1,571,734
Cash and cash equivalents - end of period	$ 11,206,795	1,607,453

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 2,847,480	1,742,217
Income taxes	$ 5,431,339	918,784

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2002 and 2001

The accompanying consolidated financial statements include the accounts of LabOne, Inc. and its wholly- owned subsidiaries Osborn Group, Inc. (Osborn), Intellisys, Inc., Lab One Canada Inc., Systematic Business Services, Inc. (SBSI) and ExamOne World Wide, Inc. (ExamOne). All significant intercompany transactions have been eliminated in consolidation.

The financial information furnished herein as of September 30, 2002 and for the periods ended September 30, 2002 and 2001 is unaudited; however, in the opinion of management, it reflects all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state the Company's financial position, the results of its operations and cash flows. The balance sheet information as of December 31, 2001 has been derived from the audited financial statements as of that date. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

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

Forward Looking Statements

This Quarterly report on Form 10-Q may contain "forward-looking statements," including, but not limited to: projections of revenues, earnings or loss, margins, capital expenditures, cost savings and synergies, the payment or non-payment of dividends and other financial items, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements. Forward-looking statements involve known and unknown risks and uncertainties. Many factors could cause actual results to differ materially from those that may be expressed or implied in such forward-looking statements, including, but not limited to, the volume, pricing and mix of laboratory tests and other services provided by the Company, the extent of market acceptance of the Company's healthcare and substance abuse testing and related services, intense competition, the loss of one or more significant customers, bad debt expense, general economic conditions and other factors detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission, including the Cautionary Statement filed as Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Investors are cautioned not to put undue reliance on any forward-looking statement.

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

In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 requires, among other things, (i) that the modification of a lease that results in a change of the classification of the lease from capital to operating under the provisions of SFAS No. 13 be accounted for as a sale-leaseback transaction and (ii) the reporting of gains or losses from the early extinguishment of debt as extraordinary items only if they met the criteria of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations. The rescission of SFAS No. 4 is effective January 1, 2003. The amendments of SFAS No. 13 are effective for transactions occurring on or after May 15, 2002. The rescissions of SFAS No. 44 and 64 and the amendments of SFAS No. 13 did not have an impact on the Company's financial statements.

In July 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (effective January 1, 2003). SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not believe the adoption of SFAS No. 146 will have a material effect on the Company's financial statements.

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (SFAS 142) effective for intangible assets arising from business combinations entered into on or after July 1, 2001, and as of January 1, 2002, for all other intangible assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized as of January 1, 2002, but instead tested for impairment at least annually in accordance with the provisions in the statement. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their residual values and reviewed for impairment. Impairment testing of intangible assets upon adoption on January 1, 2002, has been performed and a determination was made that these assets were not impaired.

The Company had unamortized goodwill in the amount of $86.3 million at September 30, 2002. If SFAS 142 had been in effect in the first nine months of 2001, the net earnings for the quarter and year to date would have been as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2001

Net earnings (loss)	$ (3,488,909)	(2,487,889)
Goodwill amortization, net of tax	840,672	2,505,787
Adjusted net earnings (loss)	$ (2,648,237)	17,898
Basic and diluted earnings (loss) per share	$ (0.25)	0.00

Total intangible assets as of September 30, 2002, comprised $86.3 million of goodwill and $0.3 million for noncompete agreements. Intangible assets as of December 31, 2001, comprised $81.7 million of goodwill, $0.3 million for noncompete agreements and $0.1 million for a customer list.

Comprehensive Income

The following table is a reconciliation of the Company's net earnings to comprehensive income for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Net earnings (loss)	$ 3,746,571	(3,488,909)	10,481,293	(2,487,889)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(88,281)	(20,781)	8,168	(18,633)
Comprehensive income (loss)	$ 3,658,290	(3,509,690)	10,489,461	(2,506,522)

Business Segment Information

The Company operates two divisions: risk assessment services and clinical (comprised of healthcare and substance abuse testing). The following table presents selected financial information for each segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Sales:
Risk assessment services	$ 51,909,387	39,438,767	155,396,091	108,884,518
Clinical:
Healthcare	15,406,814	11,442,374	44,130,352	33,848,950
Substance abuse testing	7,261,260	7,353,239	20,724,191	21,560,867
Total sales	$ 74,577,461	58,234,380	220,250,634	164,294,335

Operating income (loss):
Risk assessment services	$ 10,066,093	6,532,486	29,547,158	20,149,118
Clinical:
Healthcare	2,913,142	725,684	8,462,473	2,050,734
Substance abuse testing	1,073,055	6,233	2,657,532	1,315,409
General corporate expense	(6,767,411)	(9,713,873)	(20,760,447)	(22,669,746)
Total earnings from operations	7,284,879	(2,449,470)	19,906,716	845,515
Other expense	(1,018,932)	(608,240)	(2,757,223)	(1,672,069)
Earnings before income taxes	$ 6,265,947	(3,057,710)	17,149,493	(826,554)

Operating earnings (loss) of each line of business is computed as sales less directly identifiable expenses. The general corporate segment includes expenses such as administrative, management, investment income, goodwill, miscellaneous income or expense, and other non allocable expenses. General corporate expenses in 2001 include the amortization of $3.2 million of warrants issued to Welsh, Carson, Anderson and Stowe (WCAS) in connection with the acquisition of Osborn.

Operating earnings for the risk assessment services segment for 2002 includes intersegment charges of $1.6 million for the quarter from the healthcare segment primarily for hepatitis and other miscellaneous medical testing and $0.5 million from the SAT segment for drug screening and confirmations.

Change in Estimates

The Company periodically reviews the lives and values of its capitalized software and fixed assets and makes adjustments if necessary. On June 1, 2002, the Company reduced the estimated useful life of certain capitalized software projects. This change resulted in $0.3 million of additional depreciation in the third quarter and is expected to result in approximately $0.3 million of additional depreciation expense in the fourth quarter of 2002. On July 1, 2002, the Company changed the estimated life of certain equipment, leasehold improvements and furniture items and made a final adjustment to certain miscellaneous assets acquired as part of the Osborn acquisition to reduce property and equipment and increase goodwill by $0.4 million. As a result of the changes, depreciation expense was reduced in the third quarter 2002 by $0.2 million. The impact to the fourth quarter 2002 is expected to be a reduction of approximately $0.2 million.

Contingencies

In the normal course of business, LabOne had certain lawsuits pending at September 30, 2002. On March 5, 2002, a complaint was filed by a paramedical services company against LabOne and others in the United States District Court for the Northern District of Texas. The suit claims that LabOne interfered with the contractual rights of the paramedical services company with several of its affiliate examiners and wrongfully recruited employees to work for LabOne. This suit was settled during the third quarter 2002 without a material adverse impact to the Company.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

	Three months ended			Nine months ended
	September 30,			September 30,
	2002	2001	% Inc.	2002	2001	% Inc.
Sales	$ 74,577,461	$ 58,234,380	28%	$ 220,250,634	$ 164,294,335	34%
Net earnings (loss)	$ 3,746,571	$(3,488,909)		$10,481,293	$(2,487,889)
Basic earnings (loss) per common share	$ 0.26	$(0.33)		$ 0.73	$(0.24)
Diluted earnings per common share	$ 0.23	$(0.33)		$ 0.65	$(0.24)

LabOne provides certified and accredited laboratory testing, investigative services and paramedical examinations for the insurance industry; laboratory testing services for the healthcare industry; and substance abuse testing services for employers.

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

LabOne's Clinical division includes laboratory testing services for the healthcare industry as an aid in the diagnosis and treatment of patients. LabOne operates a highly automated and centralized laboratory, which the Company believes has significant economic advantages over other conventional laboratory competitors. LabOne markets its healthcare testing services to managed care companies, insurance companies, self-insured groups and physicians.

LabOne's Clinical division also includes substance abuse testing services provided to employers and third party administrators. LabOne is certified by the Substance Abuse and Mental Health Services Administration to perform substance abuse testing services for federally regulated employers and currently markets these services throughout the country to both regulated and nonregulated employers. The Company's rapid turnaround times and multiple testing options help clients reduce downtime for affected employees and meet federally mandated drug screening guidelines.

THIRD QUARTER ANALYSIS

Net sales increased 28% in the third quarter 2002 to $74.6 million from $58.2 million in the third quarter 2001. The increase of $16.4 million was due to increases in risk assessment services revenue of $12.5 million and healthcare laboratory revenue of $4.0 million, partially offset by a decrease in substance abuse testing (SAT) revenue of $0.1 million.

The risk assessment services division revenue increased $12.5 million to $51.9 million primarily due to the acquisition of the Osborn Group effective September 1, 2001 and growth of paramedical (ExamOne) revenue and teleunderwriting revenue. Sales attributable to Osborn for the third quarter 2002 were $6.4 million as compared to $2.6 million in September 2001, the first month after the acquisition. Revenue from ExamOne grew 24% or $3.5 million to $18.4 million for the quarter. Teleunderwriting revenue increased to $3.1 million from $0.2 million in 2001. The total number of insurance applicants tested in the third quarter 2002 increased by 21% as compared to the same quarter last year due to the addition of the Osborn clients. Average revenue per insurance applicant increased 1% due to the product mix of former Osborn clients including increased reflex and add-on testing.

During the third quarter, healthcare revenue increased 35% to $15.4 million as compared to $11.4 million in the prior year due to a 7% increase in average revenue per patient and a 26% increase in testing volumes. SAT revenue decreased 1% to $7.3 million in 2002 from $7.4 million in 2001 due to a 4% decrease in testing volumes, partially offset by a 3% increase in average revenue per specimen.

Cost of sales increased $9.8 million or 23% in the third quarter 2002 as compared to the prior year, due primarily to increases in outside services including paramed collections and physician statement fees, payroll, postage expense and lab supplies. Paramedical services increased primarily due to continued growth of the ExamOne paramedical operations. Payroll, postage, and lab supplies increased due to the additional specimen volume in the risk assessment and healthcare laboratory testing segments. Risk assessment cost of sales, including all of the above mentioned factors, increased to $37.6 million in 2002 from $28.5 million in the third quarter 2001. Healthcare cost of sales were $8.8 million as compared to $7.3 million in the third quarter 2001. SAT cost of sales expenses decreased to $5.4 million as compared to $6.3 million in the third quarter 2001 primarily due to savings on testing reagents and payroll expense.

As a result of the above factors, gross profit for the quarter increased $6.5 million or 40% from $16.2 million in 2001 to $22.7 million in 2002. Risk assessment gross profit increased 30% or $3.3 million on an increase in revenue of $12.5 million. Healthcare gross profit increased 60% or $2.5 million on an increase in revenue of $4.0 million. SAT gross profit increased 70% or $0.8 million on a decrease in revenue of $0.1 million.

Selling, general and administrative expenses decreased $3.2 million (17%) in the third quarter 2002 as compared to the prior year. The elimination of goodwill amortization was partially offset by increases in payroll expenses and insurance expense. Amortization expense declined $4.3 million for the quarter. Amortization expense in the prior year included $3.2 million of expense related to the warrants issued to WCAS in connection with the Osborn acquisition. Risk assessment overhead expenditures decreased to $4.2 million in 2002 from $4.4 million in the third quarter 2001 primarily due to the elimination of goodwill amortization that related to this segment, partially offset by payroll and legal expenses. Healthcare overhead expenditures were $3.7 million as compared to $3.4 million in 2001 due primarily to an increase in payroll and bad debt expense, partially offset by lower Lab Card production expenses. SAT overhead expenditures decreased to $0.8 million as compared to $1.1 million in 2001 primarily due to lower payroll expense and a severance charge in 2001 related to the Osborn acquisition.

Operating earnings increased from a loss of $2.4 million in the third quarter 2001 to a gain of $7.3 million in 2002. The risk assessment segment operating earnings were $10.1 million in 2002 as compared to $6.5 million in the third quarter 2001. The healthcare segment operating earnings were $2.9 million in 2002 as compared to $0.7 million in 2001. The SAT segment operating earnings were $1.1 million in the third quarter 2002 as compared to $6,000 in 2001. Administrative operating expenses decreased to $6.8 million from $9.7 million in the third quarter 2001 primarily due to a higher amortization expense related to warrants issued to WCAS in 2001 and the elimination of goodwill amortization, partially offset by higher payroll expenses.

Non operating expense increased $0.4 million due to lower interest income and increased interest expense related to the larger amount of average borrowing outstanding. The effective income tax rate was 40% in the third quarter 2002. In 2001, income tax expense was $0.4 million on a pretax loss of $3.1 million due to nondeductible amortization expense.

The combined effect of the above factors resulted in net earnings of $3.7 million in the third quarter 2002 as compared to a net loss of $3.5 million in 2001. Convertible preferred dividends were $0.7 million and earnings available to common shareholders were $3.0 million in the third quarter 2002 (See "Financial Position, Liquidity and Capital Resources").

Basic earnings per share in the third quarter 2002 were $0.26 and fully diluted earnings per share were $0.23. Basic and diluted loss per share was $0.33 in 2001. The basic weighted average number of shares outstanding in the third quarter of 2002 and 2001 were 11,623,275 and 10,893,256, respectively. The fully diluted weighted average number of shares outstanding in 2002 and 2001 were 16,467,374 and 11,499,777, respectively.

YEAR-TO-DATE ANALYSIS

Net sales increased 34% in the nine month period ended September 30, 2002 to $220.3 million from $164.3 million in the same period last year. The increase of $56.0 million was due to increases in risk assessment services revenue of $46.5 million and healthcare laboratory revenue of $10.3 million, partially offset by a decrease in SAT revenue of $0.8 million.

The risk assessment services division revenue increased $46.5 million to $155.4 million primarily due to the acquisition of the Osborn Group, growth in ExamOne revenue and growth in teleunderwriting revenue. The total number of insurance applicants tested in the first nine months increased by 35% as compared to last year. Average revenue per insurance applicant increased 2%. Sales related to former Osborn accounts were $22.4 million in 2002. ExamOne revenue increased $14.6 million in the nine month period. Teleunderwriting revenue increased $5.5 million year to date.

Healthcare revenue increased 30% in the first nine months of 2002 to $44.1 million as compared to $33.8 million in the prior year due to a 13% increase in average revenue per patient and a 15% increase in testing volumes. SAT revenue decreased 4% to $20.7 million in 2002 from $21.6 million in 2001 due to a 7% decrease in testing volumes, partially offset by a 3% increase in average revenue per specimen.

Cost of sales increased $36.2 million or 31% in the nine month period as compared to the prior year. This increase was due primarily to increases in payroll, paramed collections, physician statement and information services fees, lab and kit supplies, and postage expense. Paramedical services increased primarily due to continued growth of the ExamOne paramedical operations. Payroll, lab and kit supplies, and postage increased due to the additional specimen volume in the risk assessment and healthcare laboratory testing segments. Risk assessment cost of sales, including all of the above mentioned factors, increased to $112.9 million in 2002 from $77.2 million in 2001. Healthcare cost of sales in the nine month period were $24.4 million as compared to $22.1 million in 2001. SAT cost of sales expenses decreased to $15.5 million as compared to $17.3 million in 2001 primarily due to savings on testing reagents and payroll.

As a result of the above factors, gross profit year to date increased $19.8 million or 41% from $47.7 million in 2001 to $67.4 million in 2002. Risk assessment gross profit increased 34% or $10.8 million on an increase in revenue of $46.5 million. Healthcare gross profit increased 68% or $8.0 million on an increase in revenue of $10.3 million. SAT gross profit increased 22% or $0.9 million on a decrease in revenue of $0.8 million.

Selling, general and administrative expenses increased $0.7 million or 1% in the first nine months of 2002 as compared to the prior year. Increases in payroll expenses and bad debt accruals were partially offset by the elimination of goodwill amortization. Amortization expense declined $7.0 million year to date. Risk assessment overhead expenditures increased to $13.0 million in 2002 from $11.5 million in 2001 primarily due to payroll and travel expenses and accruals for legal and bad debt expenses, partially offset by the elimination of goodwill amortization that related to this segment. Healthcare overhead expenditures were $11.3 million as compared to $9.7 million in 2001 primarily due to an increase in payroll and bad debt expense, partially offset by lower Lab Card production expenses. SAT overhead expenditures decreased to $2.6 million as compared to $3.0 million in 2001 primarily due to lower amortization and payroll expense partially offset by bad debt accruals.

Operating earnings increased from $0.8 million in the first nine months of 2001 to $19.9 million in 2002. The risk assessment segment operating earnings were $29.5 million in 2002 as compared to $20.1 million in 2001. The healthcare segment operating earnings were $8.5 million in 2002 as compared to $2.1 million in 2001. The SAT segment operating earnings year to date were $2.7 million in 2002 as compared to $1.3 million in 2001. Administrative operating expenses decreased to $20.8 million from $22.7 million in 2001 primarily due to amortization of the WCAS warrants in 2001 and the elimination of goodwill amortization in 2002, partially offset by higher payroll expenses in 2002.

Non operating expense increased $1.1 million primarily due to increased interest expense. The effective income tax rate was 39% in the first nine months of 2002. In 2001, income tax expense was $1.7 million on a pretax loss of $0.8 million due to nondeductible amortization expense.

The combined effect of the above factors resulted in net earnings of $10.5 million in 2002 as compared to a net loss of $2.5 million in 2001. Preferred dividends were $2.2 million and earnings available to common shareholders were $8.3 million in the first nine months of 2002.

Basic earnings per share year to date 2002 were $0.73 and fully diluted earnings per share were $0.65. The basic and diluted loss per share was $0.24 in 2001. The basic weighted average number of shares outstanding in the first nine months of 2002 and 2001 were 11,390,203 and 10,789,660, respectively. The fully diluted weighted average number of shares outstanding in 2002 and 2001 were 16,173,311 and 10,993,520, respectively.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

LabOne's working capital position increased by $12.0 million to $42.6 million at September 30, 2002 from $30.6 million at December 31, 2001. This increase is primarily due to an increase in cash balances of $5.3 million and an increase in accounts and notes receivable from $42.1 million at December 31, 2001 to $48.7 million as of September 30, 2002, related to the increase in revenue.

During the third quarter 2002, the company converted approximately $2 million of accounts receivable due from a third-party administrator for substance abuse testing into a six month, interest bearing secured note receivable. This note is secured by all of the assets, including intellectual property, and the equity interest of the debtor. Additionally, terms of the note limit the debtor's use of any proceeds from the issuance of debt or equity before the prepayment of the note.

During the first nine months of 2002, net additions to property, plant and equipment were $6.2 million primarily due to software and information systems development. Cash used for acquisitions of paramedical businesses was $4.4 million, of which, $4.2 million was recorded as goodwill.

Net additions to property, plant and equipment in the first nine months of 2001 were $6.1 million primarily due to software and information systems development. On August 31, 2001, LabOne purchased all of the outstanding capital stock of Osborn for $49 million, which was paid in cash. Pursuant to the Securities Purchase Agreement with WCAS, the Company issued $35.0 million of series B-1 convertible preferred stock which accrues a payment in kind dividend at a rate of 8% and $15.0 million of series A subordinated debt bearing a coupon of 11%.

Line of credit borrowings in the nine month period increased $5.0 million to $33 million. Under the Company's new line of credit, which expires in 2005, the total funds available are up to $100 million. The interest expense on the line of credit is based on the 30-day LIBOR rate plus 2.25% and is currently approximately 4.1%. The Company pays a commitment fee on the unused portion of 0.5% annually. The origination fees of $1.7 million are being amortized to interest expense over the term of the line of credit agreement. Interest on the industrial revenue bonds issued to finance the construction of the Company's facility is based on a taxable seven-day variable rate which, including letter of credit and remarketing fees, is approximately 2.9% as of November 1, 2002.

At September 30, 2002, LabOne had total cash and investments of $11.2 million as compared to $5.9 million at December 31, 2001. The Company expects to fund operations from a combination of cash flows from operations and short-term borrowings.

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

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk.

An interest rate risk exposure exists due to LabOne's variable interest rates associated with its liability of $12.6 million in industrial revenue bonds and $33.0 million borrowing on its line of credit. The interest expense incurred on the bonds is based on a taxable seven-day variable rate which, including letter of credit and remarketing fees, is approximately 2.9% as of November 1, 2002. The interest expense on the line of credit is based on the 30-day LIBOR rate plus 2.25% and is currently approximately 4.1%. Any future increase in interest rates would result in additional interest expense which could be material. An assumed 10% increase in interest rates (representing approximately 40 basis points) would potentially increase interest expense on these instruments by $0.2 million annually.

ITEM 4 - Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company has formed a Disclosure Committee consisting of certain key accounting and other management personnel to assist the Company's Chief Executive Officer and Chief Financial Officer in the establishment and maintenance of disclosure controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them to material information relating to the Company required to be included in the Company's Exchange Act reports. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1 - Legal Proceedings

The litigation reported by the Company in its Form 10-Q for the period ended March 31, 2002, wherein the Company was sued by another paramedical services company for alleged breaches of, and interferences with, certain contractual rights was settled effective September 27, 2002, without material adverse impact to the Company.

ITEM 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

(b) Reports on Form 8-K

A Form 8-K current report dated August 8, 2002 was filed with the Commission reporting under Item 9. Regulation FD Disclosure, the content of the second quarter conference call to investors.

A Form 8-K current report dated August 26, 2002 was filed with the Commission reporting under Item 9. Regulation FD Disclosure, the addition of John Mascotte to the Board of Directors.

A Form 8-K current report dated November 7, 2002 was filed with the Commission reporting under Item 9. Regulation FD Disclosure, the content of the third quarter conference call to investors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LabOne, Inc.

Date: November 14, 2002	By /s/ John W. McCarty John W. McCarty Executive V.P. and Chief Financial Officer

CERTIFICATIONS

I, W. Thomas Grant II, certify that:

1) I have reviewed this quarterly report on Form 10-Q of LabOne, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By /s/ W. Thomas Grant II W. Thomas Grant II, Chairman of the Board, President and Chief Executive Officer

I, John W. McCarty, certify that:

1) I have reviewed this quarterly report on Form 10-Q of LabOne, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By /s/ John W. McCarty John W. McCarty Executive V.P. and Chief Financial Officer