Form 10-K
period 2002-12-31
LABONE INC/
filed 2003-03-28
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2002

Commission file number: 0-16946

LabOne, Inc.

10101 Renner Blvd.
Lenexa, Kansas 66219
(913) 888-1770

Incorporated in Missouri

I.R.S. Employer Identification Number: 43-1039532

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.01 par value
(Title of Class)
The above securities are registered on the NASDAQ National Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [X]    No [  ]

Approximate aggregate market value of voting common equity held by non-affiliates of Registrant: $285,000,000 (based on closing price as of June 28, 2002, of $25.99). The non-inclusion of shares held by directors, executive officers and any beneficial owners of more than 10% of the outstanding stock shall not be deemed to constitute an admission that such persons are affiliates of the Registrant within the meaning of the Securities and Exchange Act of 1934.

Number of shares outstanding of the only class of Registrant's common stock as of February 28, 2003: $0.01 par value common - 11,328,219 shares net of 1,721,801 shares held as treasury stock.

Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement to be filed by April 30, 2003 are incorporated by reference into Part III. Such Proxy Statement, except for portions thereof that have been specifically incorporated by reference, shall not be deemed filed as part of this report on Form 10-K.

The exhibit list for this Form 10-K begins on page 21.

LabOne, Inc.

Form 10-K for the fiscal year ended December 31, 2002

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
ITEM 14. Controls and Procedures
PART IV.
ITEM 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K
SIGNATURES
Independent Auditors' Report
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Schedule II: Valuation and Qualifying Accounts
Exhibit 10.11: LabOne Annual Incentive Plan
Exhibit 24: Power of Attorney
Exhibit 99: Cautionary Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

Forward Looking Statements

This Annual report on Form 10-K may contain "forward-looking statements," including, but not limited to: projections of revenues, income or loss, margins, capital expenditures, cost savings and synergies, the payment or non-payment of dividends and other financial items, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements, and statements of the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "will be," "intended," "continue," "believe," "may," "hope," "anticipate," "goal," "forecast," "plan," "estimate" or variations thereof. Forward-looking statements are not guarantees of future performance or results. Forward-looking statements involve known and unknown risks and uncertainties. Many factors could cause actual results to differ materially from those that may be expressed or implied in such forward-looking statements, including, but not limited to, the volume, pricing and mix of services provided by the Company, intense competition, the loss of one or more significant customers, general economic conditions and other factors detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission ("SEC"), including the Cautionary Statement filed as Exhibit 99 to this Form 10-K.

PART I

ITEM 1. BUSINESS

Overview

LabOne, Inc., a Missouri corporation, provides risk assessment services for the insurance industry, laboratory testing services for the healthcare industry and substance abuse testing services for employers and third party administrators. LabOne, Inc. and its wholly-owned subsidiaries Osborn Group, Inc. ("Osborn"), Intellisys, Inc., Lab One Canada Inc., Systematic Business Services, Inc. ("SBSI"), ExamOne World Wide, Inc. ("ExamOne") and Central Plains Laboratories, L.L.C. ("CPL"), are hereinafter collectively referred to as either LabOne or the Company. The Company's website can be found on the internet at www.LabOne.com. The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available free through the Company's website as soon as reasonably practicable after such reports and amendments are filed with the SEC, generally on the same day. These documents may also be found at the SEC's website at www.sec.gov.

LabOne's risk assessment services comprise underwriting and claims support services including teleunderwriting, specimen collection and paramedical examinations, laboratory testing, telephone inspections, motor vehicle reports, claims investigation services and medical information retrieval to the insurance industry. The laboratory tests performed and data gathered by the Company are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on specimens of individual life insurance policy applicants, but also includes specimens of individuals applying for individual and group medical and disability policies.

LabOne's clinical services include laboratory testing services for the healthcare industry as an aid in the diagnosis and treatment of patients. LabOne operates a highly automated and centralized laboratory, which the Company believes has significant economic advantages over other laboratory competitors. LabOne markets its clinical testing services to managed care companies, insurance companies, self-insured groups and physicians.

LabOne's clinical services also include substance abuse testing ("SAT") services provided to employers who adhere to drug screening guidelines. LabOne is certified by the Substance Abuse and Mental Health Services Administration to perform substance abuse testing services for federally regulated employers and currently markets these services throughout the country to both regulated and nonregulated employers. The Company's rapid turnaround times and multiple testing options help clients reduce downtime for affected employees and meet mandated drug screening guidelines.

Purchase of Osborn Group, Inc.

Effective August 31, 2001, LabOne purchased all of the outstanding capital stock of Osborn Group, Inc., ("Osborn") a leading provider of laboratory testing and other risk assessment services to the life insurance industry. Intellisys, Inc., Applied BioConcepts Inc. and Osborn Laboratories (Canada) Inc., wholly-owned subsidiaries of Osborn Group, were included in the purchase. As a result of the transaction, LabOne was able to consolidate Osborn's testing and other operations to LabOne's Lenexa, Kansas facility. To fund the acquisition and related expenses of the transaction, Welsh, Carson, Anderson & Stowe, IX, L.P. and related purchasers ("WCAS") invested a total of $50 million in convertible preferred stock and subordinated debt in LabOne pursuant to a Securities Purchase Agreement dated August 31, 2001. See "Liquidity and Capital Resources" for further discussion of the issued securities.

Segment Information

The following table summarizes the Company's revenues and volumes from services provided to the risk assessment and clinical market segments (in thousands):

	Year ended December 31,
	2002		2001		2000
Revenues:
Risk assessment services
Insurance laboratory	$ 93,796	31%	$ 77,276	33%	$ 63,569	38%
Other insurance services	116,200	39%	82,063	35%	45,780	27%
Total risk assessment	209,996	70%	159,339	68%	109,349	65%
Clinical services
Healthcare	60,906	21%	46,615	20%	35,267	21%
SAT	27,245	9%	27,933	12%	24,535	14%
Total Clinical	88,151	30%	74,548	32%	59,802	35%
Total	$ 298,147	100%	$ 233,887	100%	$ 169,151	100%

Volumes:
Risk assessment
Insurance laboratory specimens	5,610		4,647		3,762
Clinical
Healthcare specimens	1,839		1,570		1,277
SAT specimens	2,276		2,399		2,166

(See Note 7 of Notes to Consolidated Financial Statements for operating earnings and identifiable assets by segment.)

Services Provided by the Company

Risk Assessment Services:

Life insurance companies require an objective means of evaluating the insurance risk posed by policy applicants in order to establish the appropriate level of premium payments, or to determine whether to issue a policy. Because decisions of this type are based on statistical probabilities of mortality and morbidity, insurance companies generally require quantitative data reflecting the applicant's general health. LabOne utilizes standardized specimen collection, medical questionnaires and laboratory testing, tailored to the needs of the insurance industry and reported in a uniform format. This information provides insurance companies with a consistent and efficient means of evaluating the mortality and morbidity risks posed by policy applicants.

The Company's involvement in the life underwriting process often begins when LabOne personnel conduct telephone interviews tailored to obtain the medical history for a new life insurance policy applicant. This teleunderwriting process includes a series of medical questions, which may reflex to additional questions based on an applicant's response.

Following the completion of an individual's application for life insurance, a paramedical company is contacted to arrange for collection of a blood and/or urine specimen. ExamOne's paramedical contractors perform paramedical examinations and collect specimens from individual insurance applicants using custom-designed collection kits and containers. Insurance agents also collect oral fluid or urine specimens using LabOne's kits. These kits and containers are delivered to LabOne's laboratory via overnight delivery services or mail, bar coded for identification and tested according to each insurance company's specifications.

LabOne's insurance laboratory testing services consist of certain specimen profiles that provide insurance companies with specific information that may indicate liver or kidney disorders, diabetes, the risk of cardiovascular disease, bacterial or viral infections and other health risks. The Company also offers tests to detect the presence of antibodies to human immunodeficiency virus ("HIV"). Standardized laboratory testing can verify responses on a policy application to such questions as whether the applicant is a user of tobacco products, certain controlled substances or certain prescription drugs. Cocaine use has been associated with increased risk of accidental death and cardiovascular disorders, and as a result of cocaine use in the United States and Canada, insurance companies test most policy applicants to detect its presence. Therapeutic drug testing also detects the presence of certain prescription drugs used by an applicant to treat a life-threatening medical condition that may not be revealed by a physical examination.

LabOne assists with the administration and tracking of data for applicants during the information gathering process. The Company can obtain medical records or attending physician statements so underwriters can review the complete medical history of applicants. Additional applicant information in the form of inspection reports can be gathered quickly and cost-effectively either by telephone or in the field. Motor vehicle reports are ordered automatically based on insurance company specifications or on demand by the underwriter. The Company can collect, process and provide imaged reports of these various pieces of information electronically through LabOne NET® directly to the insurance company's underwriting department.

CaseView, LabOne's proprietary requirements management software, allows underwriters to order laboratory testing and other services, check the status of those requests, review results electronically, request add-on tests or services based on the results and to manage the underwriting services they order through LabOne and its subsidiaries. Through its subsidiary, Intellisys, the Company also offers CaseOne, a service that provides a single source solution for underwriting requirements management for insurance clients.

Clinical Services:

Clinical healthcare laboratory tests are generally requested by physicians to diagnose and monitor diseases and other medical conditions through the detection of substances in blood and other specimens. Laboratory testing is generally categorized as either clinical testing, which is performed on bodily fluids including blood and urine, or anatomic pathology testing, which is performed on tissue specimens. Clinical and anatomic pathology tests are frequently performed for physician offices and hospitals in connection with the diagnosis and treatment of illnesses. The most frequently requested tests include blood chemistry analyses, urinalyses, blood cell counts, Pap smears and AIDS-related tests. Tests not performed at LabOne are sent out for testing, and the results of these outsourced tests are transmitted into the Company's computer system for reporting along with the results of testing completed by LabOne.

The Company developed and provides the Lab Card® program as a method of marketing outpatient laboratory services directly to payors such as self-insured groups and insurance companies. It uses a unique benefit design that shares the cost savings with the patient and the payor by creating an incentive for the patient to direct laboratory work to LabOne. The patient generally incurs no out-of-pocket expense when the Lab Card is used, and the insurance company or self-insured group receives substantial savings on its laboratory charges.

Additionally, LabOne has several exclusive arrangements with managed care organizations, including Coventry Healthcare of Kansas City, BlueCross BlueShield of Tennessee, BlueCross BlueShield of Kansas City and Universal Care of Tennessee. With these arrangements, the managed care organizations may direct testing for their members through LabOne. In conjunction with these agreements, LabOne provides utilization and disease management reporting to the managed care organizations.

Substance abuse testing is marketed to large employers, third party administrators and occupational health providers. Certification by the Substance Abuse and Mental Health Services Administration enables the Company to offer substance abuse testing services to federally regulated industries.

Specimens for substance abuse testing, both urine and oral fluid, are typically collected by independent agencies or employers that use LabOne's forms and collection supplies. Specimens are sealed with bar coded, tamper-evident seals and shipped overnight to the Company. Automated systems monitor the specimens throughout the screening and confirmation process. Negative results are typically reported within 12 hours of accessioning in the laboratory. Initial positive specimens are verified by the gas chromatography/mass spectrometry method, and confirmed positive results are generally reported within 72 hours of accessioning in the laboratory. Results can be transmitted electronically to the client's secured computer, printer or fax machine, or the client can use LabOne's LabLink software or secure web site to retrieve, store, search and print their drug testing results.

Operations

LabOne's principal operation is located in Lenexa, Kansas, where it operates a highly automated and centralized laboratory. The Company intends to consolidate routine and esoteric clinical laboratory testing in this facility while maintaining anatomic pathology and rapid response capabilities, as well as customer service on a regional basis.

The Company's operations are designed to facilitate the testing of a large number of specimens and to report the results to clients, generally within 24 hours of receipt of the specimens. The Company has internally developed, custom-designed laboratory and business processing systems. This centralized network system provides an automated link between LabOne's testing equipment, data processing equipment and clients' computer systems thus providing clients with the ability to customize their initial testing and follow-up testing requirements by several parameters to best meet their needs.

As a result of the significant number of tests it has performed over the past several years, LabOne has compiled and maintains a large statistical database of test results. These summary statistics are useful to the actuarial and underwriting departments of an insurance client in comparing that client's test results to the results obtained by the Company's entire client base. Company-specific and industry-wide reports are frequently distributed to clients on subjects such as coronary risk analysis, cholesterol and drugs of abuse. Additionally, the Company's statistical engineering department is capable of creating customized reports to assist managed care entities for HEDIS reporting, disease management and utilization tracking to help manage healthcare costs.

The Company considers the confidentiality of its test results and other personal data processed to be of primary importance, and has established procedures to ensure that this information remains secure and confidential.

Substantially all of the reagents and materials used by the Company in conducting its testing are commercially purchased or internally developed and most are available from multiple sources.

Regulation

LabOne's business is subject to significant federal and state regulation. Changes in regulation may significantly increase the costs of doing business.

LabOne is licensed under the Clinical Laboratory Improvement Amendments of 1988 and maintains additional licenses for clinical and risk assessment testing with all states where such licenses are required. LabOne is certified by the Substance Abuse and Mental Health Services Administration to perform testing to detect drugs of abuse in federal employees and in workers governed by federal regulations. The Company is subject to federal and state regulation relating to the handling and disposal of medical waste and hazardous waste and federal regulation by the Food and Drug Administration, the Occupational Safety and Health Administration related to workplace safety and several agencies related to the transportation of laboratory specimens.

Congress has enacted the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). Pursuant to HIPAA, LabOne will be required to maintain administrative, technical, and physical safeguards to protect the security and confidentiality of Protected Health Information against unauthorized use or disclosure. LabOne's security and privacy officers lead efforts to meet the upcoming requirements; the most significant of which is the April 2003 compliance date for the privacy regulations. Compliance with the HIPAA requirements has already, and will continue to, require significant resources.

Compliance Program; Quality Improvement

LabOne's Regulatory Affairs department oversees quality programs to ensure that accurate and reliable test results are released to clients. This is accomplished by incorporating both internal and external quality improvement programs in each area of the laboratory. In addition, quality improvement specialists share the responsibility with all LabOne employees of an ongoing commitment to quality and safety in all laboratory operations. Internal quality and educational programs are designed to identify opportunities for improvement in laboratory services and to meet all required safety, training and education issues. These programs help ensure the reliability and confidentiality of test results.

Procedure manuals in all areas of the laboratory are developed and written to help maintain uniformity and accuracy and follow regulatory guidelines. Tests on control samples with known results are performed frequently to maintain and verify accuracy in the testing process. Complete documentation provides record keeping for employee reference and meets regulatory requirements. All employees are thoroughly trained to meet standards mandated by OSHA in order to maintain a safe work environment. The Superblind® Program is used to challenge every aspect of service at LabOne from account setup and specimen arrival to testing, reporting and through final billing. Approximately 500 sample kits are prepared and submitted anonymously each month. These samples have at least 15 different indicators each representing over 7,500 challenges to the testing, handling and reporting procedures.

LabOne participates in proficiency testing programs with the College of American Pathologists, the American Association of Bioanalysts and the states of New York, Florida, Pennsylvania and Wisconsin.

LabOne has appointed a Chief Compliance Officer and 14 co-compliance officers representing corporate security, operations, legal, human resources, regulatory affairs, billing, sales, finance, administration, and information systems and technology functions within LabOne. Additionally, the Company has developed the LabOne Compliance Plan, based on the Model Compliance Plan recommended by the Office of Inspector General of the Department of Health and Human Services, to ensure compliance with federally-funded programs where LabOne seeks reimbursement for laboratory testing services.

Sales and Marketing

LabOne's client base consists of insurance companies, managed care organizations, third-party administrators ("TPAs"), physician practices, hospitals and employers primarily in North America. The Company believes that its ability to provide prompt and accurate results on a cost-effective basis, and its responsiveness to customer needs have been important factors in servicing existing business.

All of the Company's sales representatives for the risk assessment market have significant business experience in the insurance and paramedical industry or clinical laboratory-related fields. These representatives call on major clients several times each year, usually meeting with a medical director or vice president of underwriting. An important part of the Company's marketing effort is directed toward providing its existing clients and prospects with information pertaining to the benefits of, and trends in, laboratory testing, applicant interviews and other medical information gathering. The Company's sales representatives and its senior management also attend and sponsor insurance industry underwriters' and medical directors' meetings.

The Company's sales representatives for clinical healthcare services are experienced in clinical laboratory-related fields, and each currently works in a specific geographic area. Marketing efforts are directed at insurance carriers, self-insured employers and trusts, third party benefit administrators, physician practices, hospitals and other organizations nationwide.

Marketing for substance abuse testing is primarily directed at Fortune 1000 companies, occupational health clinics and TPAs. The Company's strategy is to offer consistent, quality services, nationwide, at competitive prices. The Company's marketing focuses on LabOne's ability to offer multiple reporting methods, next-flight-out options, dedicated client service representatives and rapid reporting of results.

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

During 2000, LabOne was selected by State Farm Insurance Companies ("State Farm") to be its national account manager for the collection and testing of specimens from its life and health insurance applicants. In July of 2001, the Company completed the implementation of this unique national account management program in all 50 states and Canada. Additionally, the Company provides teleunderwriting services for State Farm life insurance applicants. The Company believes the success of this account management program can serve as a validated model for other such programs managed by the Company in the future, and provides a competitive advantage. Due to this arrangement, total revenue recognized by LabOne from State Farm for the years ended December 31, 2002 and 2001 represented 12% and 13%, respectively of total revenue. The loss of the State Farm account would have a material adverse effect on the Company's revenues and operating income.

The laboratory testing segment of the clinical market is a $35 billion industry, which is highly fragmented and very competitive. The Company faces competition from numerous independent clinical laboratories and hospital-owned or physician-owned laboratories. Certain of the Company's competitors are significantly larger and have substantially greater financial resources than LabOne. The Company has established a solid client base through the use of Lab Card® and exclusive arrangements with managed care entities to provide laboratory services and information reporting.

LabOne competes in the employment substance abuse testing segment nationwide, presently estimated to be approximately a $400 million industry. There are currently 54 laboratories certified by the Substance Abuse and Mental Health Services Administration. Two major clinical chains, which collectively constitute the majority of the substance abuse testing market, are the Company's major competitors. The Company's focus is fast turnaround with high-quality, low-cost service, with a strategic position of offering oral fluid based drug screening.

LabOne's business plan is to be the premier provider of certified and accredited, cost effective laboratory and information services to life and health insurance companies, self-insured employers, TPAs and physician practices. The Company feels that its centralized, quality controlled processes and low-cost operating structure enable it to compete effectively.

Foreign Markets

Lab One Canada Inc. markets insurance testing services to Canadian clients, with laboratory testing performed primarily in the United States. The following table summarizes the revenue, profit and assets applicable to the Company's domestic operations and its subsidiary, Lab One Canada Inc.

	Year ended December 31, (in millions)
	2002	2001	2000
Sales:
United States	$ 286.0	225.0	161.1
Canada	12.1	8.9	8.1

Operating Profit (Loss):
United States	$ 28.7	4.6	3.9
Canada	(0.3)	(0.3)	(0.2)

Identifiable Assets:
United States	$ 213.3	185.7	126.4
Canada	3.4	3.1	1.6

Technology Development

The Company evaluates new commercially available tests and technologies, or develops new assays, and compares them to competing products in order to select the most accurate and efficient laboratory procedures. Additionally, LabOne's medical directors and scientists present findings to clients to aid them in choosing the best tests available to meet their requirements.

Employees

The Company has approximately 2,100 employees, including 100 part-time employees, representing an increase of 450 employees from the same time in 2002. None of the Company's employees are represented by a labor union. The Company believes its relations with employees are good.

ITEM 2. PROPERTIES

The Company's principal operations are located on 54 acres in Lenexa, Kansas, approximately 15 miles from Kansas City, Missouri. Its 268,000 square foot, custom-designed facility houses the Company's laboratory, administrative and warehouse functions. The facility is owned by the Company and financed through industrial revenue bonds issued by the City of Lenexa, Kansas. The remaining balance on the bonds is $12.6 million. The laboratory has certain enhancements that improve the efficiency of operations. Conveyor systems transport inbound test kits through the opening and set-up process, and remove waste. All automated testing equipment requiring purified water is linked directly to a centralized water-purification system. Over 50,000 square feet of raised flooring allows laboratory instruments and computer systems to be arranged or moved quickly and easily. The security system includes proximity card readers to control access and a ceiling detector system to prevent foreign substances from being thrown into the laboratory. In addition, three diesel generators and a UPS battery system are on-line in the event of electrical power shortage. These back-up power sources allow specimen testing and data processing to continue until full power is restored, thus assuring LabOne's clients of continuous laboratory operation.

In conjunction with the acquisition of Central Plains Laboratories in December 2002, the Company leases approximately 22,000 square feet in Hays, Kansas, comprising two laboratories and office space. These leases expire in 2006 and 2007. LabOne leases 20 locations in the Midwest, which serve as LabOne Service Centers. These facilities provide specimen collection services for patients and are typically located in medical office buildings. Lab One Canada Inc. leases office space in Ontario Canada, which is used for sales and client services. This lease expires in 2003. Additionally, Lab One Canada Inc. leases space in Quebec Canada for assembly and distribution of specimen collection kits for Canadian insurance testing and insurance applicant interviews. This lease expires in 2005. SBSI utilizes two facilities in Independence, Missouri, under leases expiring in 2003. Effective January 1, 2002, LabOne added a 50,000 square foot facility in Lee's Summit, Missouri, under lease until 2011 to perform teleunderwriting interviews and to process attending physician statements. ExamOne has a five-year lease expiring in 2004 for a facility used as office space in Voorhees, New Jersey, and leases locations across the United States as regional paramedical offices.

ITEM 3. LITIGATION

In the normal course of business, LabOne was the subject of certain lawsuits pending at December 31, 2002. Although LabOne cannot predict the outcome of such proceedings or any other claims made against it, management believes that the ultimate resolution of these claims will not have a material adverse impact on the Company's financial position, results of operations and its cash flows.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant's common stock trades on The Nasdaq Stock Market® under the symbol LABS. As of March 1, 2003, the outstanding shares were held by approximately 5,400 shareholders either directly or in street name.

The Company did not pay a dividend during 2002 or 2001. Additionally, the Company's line of credit with JPMorgan Chase Bank and Wachovia Bank, N.A. includes a restrictive payment covenant. The Board of Directors will review the dividend policy on a periodic basis, but presently has no plans to pay a dividend in the near future.

The following are the high and low prices of LabOne's common stock for each quarter of 2002 and 2001:

	2002		2001
	High	Low	High	Low
1st Quarter	$ 18.45	15.00	8.00	4.75
2nd Quarter	26.95	16.89	8.27	5.56
3rd Quarter	26.40	15.77	11.50	6.30
4th Quarter	19.75	12.10	16.89	9.95

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data regarding the Company. This information should be read in conjunction with Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Item 15. (a) (1) and (2), CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE. The balance sheet data as of December 31, 2002, 2001, 2000, 1999 and 1998, and the statement of operations data for each of the years in the five-year period ended December 31, 2002, have been derived from the Company's Consolidated Financial Statements, which have been audited by KPMG LLP, the Company's independent certified public accountants.

	Years Ended December 31,
	(in thousands, except per share amounts)
	2002	2001	2000	1999	1998
Sales	$ 298,147	233,887	169,151	119,667	102,227
Net earnings (loss)	$ 14,840	(1,043)	(524)	2,859	4,877
Diluted earnings (loss) per common share	$ 0.91	(0.18)	(0.05)	0.27	0.50
Dividends per common share	$ —	—	—	0.76	0.80
Total assets	$ 216,692	188,792	127,979	118,443	98,007
Long term debt	62,950	55,833	38,677	29,615	18,097
Stockholders' equity	120,060	101,591	64,711	71,029	54,539

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2002 Compared to 2001

Revenue for the year ended December 31, 2002, was $298.1 million as compared to $233.9 million in 2001. The increase of $64.2 million, or 27%, was due to increases in risk assessment revenue of $50.6 million and clinical healthcare revenue of $14.3 million, partially offset by a decrease in clinical SAT revenue of $0.7 million. Risk assessment revenue increased to $210.0 million from $159.3 million in 2001 due primarily to increases of $17.0 million in paramedical testing, $16.5 million in laboratory testing and $17.2 million of other insurance services revenue. Paramedical revenue increased due to an increase in the number of paramedical exams performed. Laboratory testing for risk assessment services increased primarily due to the acquisition of the Osborn group on August 31, 2001 and a first quarter increase in applicant volumes believed to be related to post 9-11. Other insurance services increased due to growth in teleunderwriting and physician statement reports. Healthcare laboratory revenue increased to $60.9 million in 2002 from $46.6 million in 2001 due to a 17% increase in testing volumes and a 12% increase in the average revenue per patient. SAT revenue decreased to $27.2 million in 2002 from $27.9 million in 2001 primarily due to a 5% decrease in testing volumes.

Cost of sales increased $40.5 million, or 25%, for the year as compared to the prior year. This increase is primarily due to increases in paramedical collections, payroll, material costs and physician and motor vehicle reports. Risk assessment cost of sales increased to $151.7 million as compared to $113.1 million during 2001 due to the growth of ExamOne, teleunderwriting interviews; and the increase in laboratory specimen volumes. Clinical healthcare cost of sales increased to $33.7 million as compared to $29.6 million during 2001 due to increased specimen volumes. Clinical SAT cost of sales decreased to $20.4 million as compared to $22.6 million during 2001 due to cost saving on payroll and material costs, and lower specimen volumes.

As a result of the above factors, gross profit increased $23.7 million, or 35%, to $92.3 million in 2002 from $68.6 million in 2001. Risk assessment gross profit increased $12.0 million, or 26%, to $58.3 million in 2002. Clinical healthcare gross profit improved $10.1 million, to $27.1 million in 2002 from $17.0 million in 2001. Clinical SAT gross profit increased $1.6 million to $6.9 million in 2002 from $5.3 million last year.

Selling, general and administrative ("SGA") expenses decreased $0.4 million, or 1%, in 2002 as compared to 2001 primarily due to lower amortization expense partially offset by increases in payroll expenses and reserves for doubtful accounts. Amortization expense decreased $7.9 million. Amortization in 2001 included goodwill amortization of $4.2 million, non cash warrant amortization related to the WCAS financing of $3.2 million and non cash amortization of $0.6 million for warrants issued in exchange for an exclusive marketing arrangement. Payroll expenses increased $5.7 million or 19% for the year primarily due to an investment in corporate information systems personnel and clinical healthcare and risk assessment commission expenses related to the higher testing volumes. Reserves for doubtful accounts increased in conjunction with the increase in revenue. Risk assessment SGA decreased to $17.2 million as compared to $17.6 million in 2001 due to the elimination of $1.3 million of goodwill amortization, partially offset by increases in payroll, allowances for doubtful accounts and sales expenses. Clinical healthcare SGA increased to $15.3 million compared to $13.6 million in 2001 due to an increase in reserves for doubtful accounts and payroll expense partially offset by savings on Lab Card production expenses. Clinical SAT SGA decreased to $3.3 million in 2002 from $4.1 million due to lower payroll expense and the one time warrant amortization of $0.6 million in 2001. Corporate SGA decreased to $28.0 million from $29.1 million in 2001 due to the elimination of goodwill amortization and the WCAS warrant amortization in 2001, partially offset by an increase in payroll expenses.

Operating income increased 568% to $28.4 million in 2002 from $4.3 million in 2001. Risk assessment services had operating income of $41.0 million as compared to $28.7 million in 2001. Clinical healthcare services operating income increased to $11.9 million in 2002 from $3.5 million in 2001. Clinical SAT operating income improved to $3.6 million in 2002 from $1.3 million in 2001. Corporate operating expenses for the year decreased to $28.0 million from $29.1 million in 2001.

Nonoperating expense increased $2.0 million in 2002 as compared to 2001, primarily due to increased interest expense. The effective tax rate during 2002 was 39% compared to 150% in 2001. The high effective tax rate in 2001 was due to amortization expenses, which were not deductible for tax purposes.

The combined effect of the above factors resulted in net income of $14.8 million, or $0.91 per diluted share as compared to a net loss of $1.0 million, or $0.18 per share, in 2001.

2001 Compared to 2000

Revenue for the year ended December 31, 2001, was $233.9 million as compared to $169.2 million in 2000. The increase of $64.7 million, or 38%, was due to increases in risk assessment revenue of $50.0 million, clinical healthcare revenue of $11.3 million and clinical SAT revenue of $3.4 million. Risk assessment services revenue increased to $159.3 million from $109.3 million in 2000 due primarily to increases of $28.1 million in paramedical testing and an increase of $16.8 million in laboratory testing. Laboratory testing for risk assessment services increased due to an increase in the base level of LabOne insurance applicants tested and $9.4 million of revenue from acquired Osborn clients effective September 2001. Clinical healthcare laboratory revenue increased to $46.6 million in 2001 from $35.3 million in 2000 due to a 23% increase in testing volumes and an increase in the average revenue per patient. Clinical SAT revenue increased to $27.9 million in 2001 from $24.5 million in 2000 primarily due to an 11% increase in testing volumes.

Cost of sales increased $51.0 million, or 45%, for the year as compared to the prior year. This increase is primarily due to increases in paramedical collections, payroll and material costs due to the growth of ExamOne and growth in the insurance and healthcare laboratory testing markets. Risk assessment services cost of sales increased to $113.1 million as compared to $72.7 million during 2000 due to the growth of ExamOne and the acquisition of Osborn. Clinical healthcare cost of sales was $29.6 million as compared to $23.6 million during 2000. Clinical SAT cost of sales was $22.6 million as compared to $18.0 million during 2000. The increases in the clinical healthcare and SAT segments are due primarily to increased testing volumes.

As a result of the above factors, gross profit increased $13.7 million, or 25%, to $68.6 million in 2001 from $54.9 million in 2000. Risk assessment gross profit increased $9.6 million, or 26%, to $46.2 million in 2001. Clinical healthcare gross profit improved $5.3 million, to $17.0 million in 2001 from $11.7 million in 2000. Clinical SAT gross profit decreased $1.2 million to $5.3 million in 2001 from $6.5 million last year.

Selling, general and administrative expenses increased $13.2 million, or 26%, in 2001 as compared to 2000 primarily due to increases in payroll and benefits and amortization expenses. Payroll expenses increased $5.5 million or 23% for the year due to growth in the risk assessment, healthcare and corporate overhead divisions and the accrual of profit sharing bonuses in 2001. Amortization expense increased $3.9 million due to non cash warrant expenses of $3.2 million related to the WCAS financing and $0.6 million related to warrants issued in exchange for an exclusive marketing arrangement. Risk assessment SGA increased to $17.6 million as compared to $13.3 million in 2000 primarily due to the addition of Osborn and growth in ExamOne. Clinical healthcare SGA increased to $13.6 million compared to $10.2 million in 2000 due to an increase in reserves for doubtful accounts and payroll expense. Clinical SAT SGA increased to $4.1 million in 2001 from $4.0 million. Corporate SGA increased to $29.1 million from $23.6 million in 2000 due to the warrant amortization and payroll expenses.

Operating income increased 14% to $4.3 million in 2001 from $3.7 million in 2000. Risk assessment services had operating income of $28.7 million as compared to $23.4 million in 2000. Clinical healthcare operating income increased to $3.5 million in 2001 from $1.4 million in 2000. Clinical SAT operating income declined to $1.3 million in 2001 from $2.5 million in 2000. Corporate operating expenses for the year increased to $29.1 million from $23.6 million in 2000.

Nonoperating expense decreased $0.2 million in 2001 as compared to 2000, primarily due to lower interest expense. The effective tax rate during 2001 was 150% compared to 138% in 2000. The high effective tax rate was due to amortization expenses, which were not deductible for tax purposes.

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

The risk assessment services market continues to be highly competitive. The primary focus of the competition has been on lower pricing for laboratory and paramedical services, and the ability to deliver integrated services such as total account management and electronic connectivity. LabOne is focusing on its commitment to customer service, provision of quality products and services at competitive prices and continuous development of innovative data management services and technological solutions that differentiate us from competitors.

During 2002, LabOne continued to contract with national life insurance carriers to provide teleunderwriting services. Under the terms of these contracts, LabOne personnel conduct telephone interviews relating to the medical histories of new life insurance policy applicants. The Company anticipates that there will be continued increases in these services during 2003.

Revenue from the ExamOne division increased $17.0 million in 2002. The paramedical industry historically returns a lower gross margin than LabOne's other market segments. In most cases, a substantial percentage of the revenue from a specimen collection is paid to a contractor who owns and operates an independent local office that arranges for the collection. If the revenue from ExamOne continues to grow as a percentage of total LabOne revenue, its lower gross margins will add to the total profitability of LabOne but will reduce the average gross profit percentage of revenue.

Although future volumes of laboratory specimens for risk assessment testing are expected to be lower than in 2002 when the Company realized a substantial increase believed to be related to 9-11, the Company continues to offer additional tests, such as screening for hepatitis C, prostrate specific antigen and C reactive protein, as a cost effective underwriting tool. The Company has realized some acceptance of these additional tests by its clients.

In clinical healthcare, the Company continued its trend of growth through the Lab Card® Program, marketing to physician practices and new managed care agreements. Membership with the Lab Card Program is approximately 3.5 million members. The program continued to expand through new members as well as increased utilization from existing members.

The Company serves approximately 800,000 managed care members under exclusive managed care outpatient laboratory service arrangements. The Company continues to add network approvals for healthcare plans in focused regional physician markets to increase penetration. Managed care organizations, and the physicians who are under their contracts, continue to choose LabOne for its quality controlled testing, disease management data capabilities, and responsive customer service and support.

Development of new clinical tests and proprietary methodologies for use by healthcare providers continues to expand. Recent discoveries or potential technology breakthroughs could enable rapid acceleration of this development and subsequent demand for these tests. These tests are often characterized by higher processing costs or limited access through specific laboratories. LabOne's response to this trend has been to internalize methodologies for these tests, thus lowering costs, and to seek adequate reimbursement for these tests from payors and clients. The ability of outside firms to advance new tests and create demand for them, offset by the Company's ability to successfully limit the expense impact of such tests and to be adequately reimbursed, may pressure clinical healthcare gross margins in the future. Alternatively, LabOne's responsive strategy may create advantages over smaller, less equipped competition.

The clinical SAT market is sensitive to economic conditions and levels of new employment. Due to the recent economic downturn, the Company has not experienced any appreciable revenue growth in this market.

LIQUIDITY AND CAPITAL RESOURCES

LabOne's working capital position increased to $40.4 million at December 31, 2002, from $30.3 million at December 31, 2001. This increase is due to cash provided by operations and net financing activities exceeding capital additions and acquisitions. Net cash provided by operations increased to $21.2 million in 2002 from $14.0 million in 2001 primarily due to improved operating results. Accounts receivable grew to $48.7 million as of December 31, 2002, from $42.1 million as of December 31, 2001, due to the increase in revenue. Total cash and investments at December 31, 2002, were $8.1 million, as compared to $5.9 million at December 31, 2001. Management expects to be able to fund operations from a combination of cash flow from operations and borrowings.

During 2002, the Company spent $17.2 million for capital investments and $8.0 million for capital expenditures. Capital investments for 2002 included the acquisition of Central Plains Laboratories in Hays, Kansas, for $12.1 million in cash and an additional $4.6 million for several paramedical affiliates. During 2001, the Company spent $53.0 million for capital investments and $8.6 million for capital expenditures. The amount spent in 2001 included $50.6 million for the purchase of Osborn and $2.4 million on the acquisition of various paramedical operations. Capital expenditures in 2001 included $6.3 million for software development and information systems.

To finance the purchase of the Osborn Group in 2001, LabOne issued $35 million of convertible preferred stock, 350,000 warrants to purchase LabOne stock at $0.01 per share and $15 million of subordinated debt to WCAS in exchange for $50 million cash. The preferred stock is convertible into LabOne common stock at a rate of $8.32 per share and earns a paid-in-kind dividend at a fixed rate of 8% compounded semiannually. The convertible preferred stock may be converted at the Company's election after August 31, 2004, if the common stock is trading at or above $16.64 per share for 30 out of 45 consecutive trading days. Final redemption of the convertible preferred stock on August 31, 2008, may be paid in cash or stock at the Company's election. The $15 million of subordinated debt bore a fixed interest rate of 11% and was refinanced on December 31, 2002.

Interest on the industrial revenue bonds issued to finance the construction of the Company's Lenexa facility is based on a taxable seven-day variable rate which, including letter of credit and remarketing fees, is approximately 2.5% as of February 1, 2003. The bonds mature over the next seven years in increments of $1.8 million per year plus interest. The fourth principal payment of $1.85 million was paid in September 2002.

The Company converted to a new line of credit during 2002 with a total availability of $100 million. The line was co-arranged by J.P. Morgan Securities, Inc. and Wachovia Securities, Inc. The Company currently has $52 million outstanding on this line. Interest on the Company's line of credit is based on the LIBOR rate plus a range of 125 to 225 basis points; and including bank fees is approximately 3.1% as of February 1, 2003.

During the first quarter 2000, the Board of Directors approved a stock repurchase program pursuant to which LabOne is authorized to repurchase up to $10 million of its common stock. The Company repurchased 841,000 shares at a cost of approximately $5.9 million during 2000. No subsequent repurchases have been made to date.

The following table summarizes certain contractual obligations as of December 31, 2002:

		Payments due by period (in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$64,874	1,880	55,760	3,634	3,600
Capital lease obligations	28	10	17	1	—
Operating leases	10,923	3,406	3,595	1,538	2,384
Purchase obligations	455	355	100	—	—
Total contractual obligations	$76,280	5,651	59,472	5,173	5,984

RECENT ACCOUNTING DEVELOPMENTS

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. The Interpretation clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002, and are not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions and accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

While many operational aspects are subject to complex federal, state and local regulations, the accounting for LabOne's business is generally straightforward. The Company recognizes revenues for its services when those services are provided to the client. Revenues related to clinical healthcare billings include adjustments for revenue disallowances estimated at the time the revenue is booked.

Reserve for Doubtful Accounts

The estimate of reserves for doubtful accounts involves a standardized monthly approach to review the collectibility of receivables based on contractual agreements and the aging of accounts receivable. Contractual agreements, historical collection patterns and payor reimbursement experience are integral in the estimation of reserves for doubtful accounts. In addition, the current state of billing functions is assessed in order to identify any known collection or reimbursement issues in order to assess the impact, if any, on reserve estimates, which involve judgment. Adjustments to the reserve for contractual agreements are reported as a reduction in revenues. Other adjustments to the reserve are recorded as an adjustment to bad debt expense within selling, general and administrative expenses. The collection and reserves processes, along with the monitoring of billing processes, helps to reduce the risk associated with material revisions to reserve estimates resulting from adverse changes in collection and reimbursement experience and billing functions. Based on the amounts reserved for uncollectible accounts in 2002, a 10% increase or decrease in current year reserve for uncollectible accounts would have had an impact of approximately $0.5 million.

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

Goodwill and Intangible Assets

The Company allocates the purchase price of acquired businesses in accordance with SFAS No. 141, Business Combinations. A portion of the purchase price is assigned to each individual asset acquired on the basis of its fair value. Intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights. If intangible assets do not arise from contractual or other legal rights, they are recognized as assets apart from goodwill only if they are capable of being separated from the acquired entity and sold, transferred, licensed, rented, or exchanged. Intangible assets recognized apart from goodwill have a determinable life and are amortized accordingly. The excess of the purchase price over the sum of the amounts assigned to the tangible assets and any separately recognized intangible assets acquired less liabilities assumed is recognized as goodwill.

The Company evaluates the recoverability and measures the potential impairment of goodwill under SFAS 142. Management of and internal reporting for the Company's principal business segments are differentiated as these segments perform distinct business activities. Management believes these business segments represent appropriate reporting units for the evaluation of impairment.

The impairment test is a two-step process that begins with the estimation of the fair value of the reporting units to determine if any impairment exists. The second step measures the amount of the impairment, if any. The estimate of fair value considers publicly available information regarding the market capitalization of the Company, as well as the financial projections and future prospects of business, including growth opportunities and likely operational improvements, and comparable sales prices, if available. To assess potential impairment, the estimate of fair value for the Company is compared to the book value of the consolidated net assets. If the book value of the consolidated net assets is greater than the estimate of fair value, the Company then proceeds to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit's goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess. The Company believes its estimation methods are reasonable and reflective of common valuation practices.

ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

An interest rate risk exposure exists due to LabOne's variable interest rates associated with its liability of $52.0 million borrowing on its line of credit and $12.6 million in industrial revenue bonds. The interest expense on the line of credit is based on the LIBOR rate plus a range of 125 to 225 basis points and is approximately 3.1% at February 1, 2003. The interest expense incurred on the bonds is based on a taxable seven-day variable rate which, including letter of credit and remarketing fees, is approximately 2.5% as of February 1, 2003. Any future increase in interest rates would result in additional interest expense which could be material. An assumed 10% increase in interest rates (representing approximately 30 basis points) would potentially increase interest expense on these instruments by $0.2 million annually.

A foreign currency risk exposure exists due to billing Canadian subsidiary revenue in Canadian dollars and the direct laboratory expenses associated with this revenue being incurred in US dollars. This exposure is not considered to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See ITEM 15.(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included under the captions entitled "Election of Directors" and "Management of LabOne" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to its annual meeting of stockholders to be held May 21, 2003, is incorporated into Item 10 by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information included under the caption entitled "Executive Compensation" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to its annual meeting of stockholders to be held May 21, 2003, is incorporated into Item 11 by reference, except the information contained in the Proxy Statement under the captions "Compensation Committee Report on Executive Compensation" and "Comparison of Five Year Cumulative Total Return Among LabOne, Nasdaq Composite Index and Peer Group" is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)	1,910,509	$ 16.91	2,363,055 (2)
Equity compensation plans not approved by shareholders	—		—
Total	1,910,509	$ 16.91	2,363,055

(1)Consists of the 1987 Plan, the 1997 Plan, the 1997 Director Plan, and the 2001 Plan.

(2)The Bonus Replacement Stock Option Program under the 2001 Plan incorporates a formula pursuant to which the total number of shares for which stock options may be granted under this Program each calendar year equals 3% of the total outstanding shares as of the first day of such year, plus shares available in previous years for which stock options have not been granted under this Program and shares subject to the unexercised portion of stock options granted under this Program that have expired or lapsed or been terminated, forfeited or cancelled.

The information included under the captions entitled "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to its annual meeting of stockholders to be held May 21, 2003, is incorporated into Items 12 by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included under the caption entitled "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to its annual meeting of stockholders to be held May 21, 2003, is incorporated into Item 13 by reference.

ITEM 14. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this annual report on Form 10-K and have concluded that such disclosure controls and procedures are effective.

Subsequent to the evaluation by the principal executive and financial officers, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) (1) and (2) -- The following consolidated financial statements and schedule are attached as a separate section of this report entitled "Consolidated Financial Statements and Schedule":

INDEPENDENT AUDITORS' REPORT

CONSOLIDATED FINANCIAL STATEMENTS:
   Consolidated Balance Sheets, December 31, 2002 and 2001
   Consolidated Statements of Operations, Years Ended
      December 31, 2002, 2001 and 2000
   Consolidated Statements of Stockholders' Equity,
      Years Ended December 31, 2002, 2001 and 2000
   Consolidated Statements of Cash Flows, Years Ended
      December 31, 2002, 2001 and 2000
   Notes to Consolidated Financial Statements

SCHEDULE:
   Schedule II - Valuation and qualifying accounts

All other schedules are omitted because they are not applicable, not required, or the information is included in the Consolidated Financial Statements or the notes thereto.

(b) Reports on Form 8-K

A Form 8-K current report dated November 7, 2002, was filed with the Commission reporting under Item 9. Regulation FD Disclosure, the content of the third quarter conference call to investors.

A Form 8-K current report dated November 14, 2002, containing the certifications by the Chief Executive Officer and the Chief Financial Officer of the third quarter financial information in the Form 10-Q required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, was filed with the Commission under Item 9. Regulation FD Disclosure.

A Form 8-K current report dated November 26, 2002, was filed with the Commission under Item 9. Regulation FD Disclosure providing earnings and revenue guidance.

A Form 8-K current report dated December 3, 2002, was filed with the Commission reporting under Item 9. Regulation FD Disclosure, the Company's acquisition of Central Plains Laboratory in Hays, Kansas.

(c) Exhibits required by Item 601 of Regulation S-K

   (Exhibits follow the Schedule):

Page
2.1*	Distribution Agreement, dated December 20, 1996, between the Registrant and Syntroleum Corporation (formerly SLH Corporation) - attached as Exhibit 2(a) to Syntroleum Corporation's Form 10/A (Amendment No. 1) dated February 4, 1997 (File No. 0-21911).
2.2*	Blanket Assignment, Bill of Sale, Deed and Assumption Agreement, dated as of February 28, 1997, between the Registrant and Syntroleum Corporation (formerly SLH Corporation) - attached as Exhibit 2(b) to Syntroleum Corporation's Form 10/A (Amendment No. 1) dated February 4, 1997 (File No. 0-21911).
2.3*	Agreement and Plan of Merger by and between Lab Holdings, Inc. and LabOne, Inc., dated March 7, 1999 - attached as Appendix A to the Joint Proxy Statement/Prospectus filed as a part of the Registrant's Registration Statement on Form S-4, filed July 2, 1999 (File No. 333-76131).
2.4*	Stock Purchase Agreement, dated August 31, 2001, between the Registrant and ChoicePoint Inc. and ChoicePoint Services Inc. -- attached as exhibit 2. to the Current Report on Form 8-K filed September 14, 2001.
3.1*	Amended Articles of Incorporation - attached as Exhibit B to Appendix A to the Joint Proxy Statement/Prospectus filed as a part of the Registrant's Registration Statement on Form S-4, filed July 2, 1999 (File No. 333-76131).
3.2*	Certificate of Designations, Preferences, Qualifications and Rights of Series A Preferred Stock, dated February 11, 2000 - attached as Exhibit 3.2 to Annual Report on Form 10-K of LabOne, Inc., a Missouri corporation, for the year ended December 31, 1999.
3.3*	Amended and Restated Bylaws - attached as Exhibit C to Appendix A to the Joint Proxy Statement/Prospectus filed as a part of the Registrant's Registration Statement on Form S-4, filed July 2, 1999 (File No. 333-76131).
4.1*	Trust Indenture dated as of September 1, 1998, between the City of Lenexa, Kansas and Intrust Bank, N.A. related to the issuance of Taxable Industrial Revenue Bonds for the LabOne, Inc. Facility Project - attached as Exhibit 4.1 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Delaware corporation, for the quarter ended September 30, 1998 (File No. 0-15975).
4.2*	Lease Agreement dated as of September 1, 1998, between the City of Lenexa, Kansas and LabOne, Inc. related to the Trust Indenture - attached as Exhibit 4.2 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Delaware corporation, for the quarter ended September 30, 1998 (File No. 0-15975).
4.3*	Reimbursement Agreement dated as of September 1, 1998, between LabOne, Inc. and Commerce Bank, N.A. - attached as Exhibit 4.3 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Delaware corporation, for the quarter ended September 30, 1998 (File No. 0-15975).
4.4*	Letter agreement dated December 17, 2001, between the Registrant and Commerce Bank, N.A. relating to the Registrant's obligations with respect to the line of credit to be issued thereunder.
4.5*	Warrant to Purchase Shares of Common Stock of LabOne, Inc., issued to USA Managed Care Organization - attached as Exhibit 4.5 to the Annual Report on Form 10-K of LabOne, Inc., a Delaware corporation, for the year ended December 31, 1998 (File No. 0-15975).
4.6*	Warrant to Purchase Shares of Common Stock of LabOne, Inc., issued to Health Plan Services, Inc., dated April 1, 1999 - attached as Exhibit 10.19 to the Registrant's Registration Statement on Form S-4, filed July 2, 1999 (File No. 333-76131).
4.7*	Rights Agreement and attached exhibits A, B and C, dated as of February 11, 2000, between the Registrant and American Stock Transfer & Trust Company, - attached as Exhibit 4.1 to the Registrant's Form 8-K Current Report, filed February 14, 2000.
4.8*	Securities Purchase Agreement dated as of August 31, 2001 by and among LabOne, Inc., Welsh, Carson, Anderson and Stowe IX, L.P. and the other purchasers named on Schedule I to the Securities Purchase Agreement - attached as exhibit 4.1 to the Current Report on Form 8-K filed October 5, 2001.
4.9*	Letter Agreement dated December 10, 2001, clarifying the Securities Purchase Agreement dated August 31, 2001 - attached as exhibit 4.8 to the Current Report on Form 8-K filed December 11, 2001.
4.10*	Amendment 2 dated June 11, 2002 to the Securities Purchase Agreement between LabOne and Welsh Carson Anderson and Stowe - attached as exhibit 10.2 to the Quarterly Report on Form 10-Q of LabOne, Inc. for the quarter ended June 30, 2002.
4.11*	Release agreement dated May 20, 2002 related to the Stock Purchase Agreement between LabOne and Welsh Carson Anderson and Stowe - attached as exhibit 10.1 to the Quarterly Report on Form 10-Q of LabOne, Inc. for the quarter ended June 30, 2002.
4.12*	Amended Certificate of Designation for Series B-1 Cumulative Convertible Preferred Stock - attached as exhibit 4.2 to the Current Report on Form 8-K filed December 11, 2001.
4.13*	Amended Certificate of Designation for Series B-2 Cumulative Preferred Stock - attached as exhibit 4.4 to the Current Report on Form 8-K filed December 11, 2001.
4.14*	Form of Series A Senior Subordinated Note - attached as exhibit 4.5 to the Current Report on Form 8-K filed October 5, 2001.
4.15*	Warrant Agreement dated as of August 31, 2001 by and among LabOne, Inc., Welsh, Carson, Anderson and Stowe IX, L.P. and the other purchasers named on Schedule I to the Securities Purchase Agreement - attached as exhibit 4.3 to the Current Report on Form 8-K filed October 5, 2001.
4.16*	Amendment No. 1 to Rights Agreement dated August 31, 2001 between LabOne, Inc. and American Stock Transfer & Trust Company-- attached as exhibit 4.6 to the Current Report on Form 8-K filed October 5, 2001.
4.17*	Registration Rights Agreement dated August 31, 2001 among LabOne, Inc., Welsh, Carson, Anderson and Stowe IX, L.P. and the other purchasers named on Schedule I to the Securities Purchase Agreement-- attached as exhibit 4.7 to the Current Report on Form 8-K filed October 5, 2001.
10.1*	Registrant's 1997 Directors' Stock Option Plan, as amended - attached as Exhibit 10.4 to the Registrant's Form 10-Q for the quarter ended September 30, 1998. ***
10.2*	Form of Option Agreement with Directors under the Directors' Stock Option Plan, as amended - attached as Exhibit 10.5 to the Registrant's Form 10-Q for the quarter ended September 30, 1998. ***
10.3*	1987 Long-Term Incentive Plan of LabOne, Inc., approved May 16, 1991, with amendments adopted May 21, 1993 and November 9, 1993 - attached as Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993. **
10.4*	Amendment to 1987 Long-Term Incentive Plan of LabOne, Inc., effective February 10, 1995 - attached as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for year ended December 31, 1995. **
10.5*	Amendment to 1987 Long-Term Incentive Plan of LabOne, Inc., effective May 9, 1997 - attached as Exhibit 10.5 to the Annual Report on Form 10-K of LabOne, Inc., a Delaware corporation, for the year ended December 31, 1997 (File No. 0-15975). **
10.6*	1997 Long Term Incentive Plan of LabOne, Inc. - attached as Exhibit 10.1 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Delaware corporation, for the quarter ended June 30, 1998 (File No. 0-15975). **
10.7*	Form of Stock Option Agreement pursuant to the LabOne 1997 Long-Term Incentive Plan - attached as Exhibit 10.2 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Delaware corporation, for the quarter ended June 30, 1998 (File No. 0-15975). **
10.8*	LabOne 2001 Long-Term Incentive Plan, as amended - attached as Appendix A to the Proxy Statement of LabOne, Inc. filed April 17, 2002.**
10.9*	Form of Stock Option Agreements pursuant to the LabOne 2001 Long-Term Incentive Plan - attached as Exhibit 10.8 to the Annual Report on Form 10-K of LabOne, Inc. for the year ended December 31, 2001.**
10.10*	LabOne, Inc. 2000 Stock Purchase Loan Program - attached as Exhibit 10 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Missouri corporation, for the quarter ended September 30, 2000. **
10.11	LabOne 2002 Incentive Plan. **	64
10.12*	Form of Employment Agreement between LabOne, Inc. and its executive officers and certain key employees - attached as Exhibit 10.17 to the Annual Report on Form 10-K of LabOne, Inc. for the year ended December 31, 2001. **
10.13*	Employment Agreement between LabOne, Inc. and W. Thomas Grant II, dated February 11, 2000 - attached as Exhibit 10.18 to the Annual Report on Form 10-K of LabOne, Inc., a Missouri corporation, for the year ended December 31. 2001. **
10.14*	Employment Agreement between LabOne, Inc. and John W. McCarty - attached as Exhibit 10 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Missouri corporation, for the quarter ended March 31, 2000. **
10.15*	Employment Agreement between LabOne, Inc. and Gregg R. Sadler - attached as Exhibit 10.14 to the Annual Report on Form 10-K of LabOne, Inc., a Delaware corporation, for the year ended December 31, 1993 (File No. 0-15975). **
10.16*	Amendment to Employment Agreement between LabOne, Inc. and Gregg R. Sadler - attached as Exhibit 10.13 to the Annual Report on Form 10-K of LabOne, Inc., a Delaware corporation, for the year ended December 31, 1995 (File No. 0-15975). **
10.17*	Employment Agreement between LabOne, Inc. and Joseph C. Benage, dated May 11, 2001 - attached as Exhibit 10.16 to the Annual Report on Form 10-K of LabOne, Inc. for the year ended December 31. 2001. **
10.18*	Form of Amended and Restated Indemnification Agreement between the Registrant and its directors - attached as Exhibit 10.10 to the Annual Report on Form 10-K of LabOne, Inc., a Missouri corporation, for the year ended December 31, 1999.
10.19*	Lease Agreement dated as of November 28, 2001, between Townsend Summit LLC and LabOne, Inc. - attached as Exhibit 10.1 to the Quarterly Report on Form 10-Q of LabOne, Inc. for the quarter ended March 31, 2002.
21	Subsidiaries of Registrant - see Note 1 of Notes to Consolidated Financial Statements, "Principles of Consolidation and Basis of Presentation."
24	Powers of Attorney.	65
99	Cautionary Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.	66
99.1*	Transition Services Agreement between LabOne, Inc. and ChoicePoint Services Inc. dated August 31, 2001 - attached as exhibit 99. to the Current Report on Form 8-K filed September 14, 2001.

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

LabOne, Inc.
By:	/s/ John W. McCarty	By:	/s/ W. Thomas Grant II
	John W. McCarty		W. Thomas Grant II
Title:	Executive V.P. and Chief		Chairman of the Board, President
	Financial Officer		and Chief Executive Officer
Date:	March 27, 2003	Date:	March 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 27, 2003 in the capacities indicated.

By:	/s/ W. Thomas Grant II	By:	/s/ John W. McCarty
	W. Thomas Grant II		John W. McCarty
Title:	Chairman of the Board, President	Title:	Executive V.P. and Chief
	and Chief Executive Officer		Financial Officer

By:	*/s/ W. Roger Drury	By:	*/s/ D. Scott Mackesy
	W. Roger Drury		D. Scott Mackesy
Title:	Director	Title:	Director

By:	*/s/ John P. Mascotte	By:	*/s/ Paul B. Queally
	John P. Mascotte		Paul B. Queally
Title:	Director	Title:	Director

By:	*/s/ James R. Seward	By:	*/s/ Sean M. Traynor
	James R. Seward		Sean M. Traynor
Title:	Director	Title:	Director

By:	*/s/ John E. Walker	*By:	/s/ Joseph C. Benage
	John E. Walker		Joseph C. Benage
Title:	Director		Attorney-in-fact

CERTIFICATIONS

I, W. Thomas Grant II, certify that:

1) I have reviewed this annual report on Form 10-K of LabOne, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

By /s/ W. Thomas Grant II

W. Thomas Grant II, Chairman of the Board,
President and Chief Executive Officer

I, John W. McCarty, certify that:

1) I have reviewed this annual report on Form 10-K of LabOne, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

By /s/ John W. McCarty

John W. McCarty, Executive V.P.
and Chief Financial Officer

Independent Auditors' Report

The Board of Directors
LabOne, Inc.:

We have audited the accompanying consolidated balance sheets of LabOne, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LabOne, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and certain provisions of SFAS 142, Goodwill and Other Intangible Assets, as required for goodwill and intangible assets resulting from business combinations consummated after July 1, 2001. In addition, effective January 1, 2002, the Company ceased amortization of goodwill from business combinations consummated prior to July 1, 2001 and changed its method of determining impairment of goodwill as required by SFAS No. 142, Goodwill and Other Intangible Assets.

KPMG LLP

Kansas City, Missouri
February 28, 2003

LabOne, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2002, and 2001

Assets	2002	2001
Current assets:
Cash and cash equivalents	$ 8,107,554	5,949,591
Accounts and note receivable, net of allowance for doubtful accounts of $7,075,748 in 2002 and $3,570,717 in 2001	48,669,148	42,064,790
Inventories	4,739,423	4,570,300
Prepaid expenses and other current assets	3,967,757	3,724,816
Deferred income taxes	3,865,539	2,569,774
Total current assets	69,349,421	58,879,271
Property, plant, and equipment:
Land	2,544,737	2,544,372
Building	28,954,180	28,857,178
Laboratory equipment	23,065,577	23,850,948
Data processing equipment and software	36,748,284	36,264,933
Office and transportation equipment	12,433,938	13,184,552
Leasehold improvements	1,564,462	535,257
Construction in progress	1,634,912	1,069,259
	106,946,090	106,306,499
Less accumulated depreciation	60,094,949	58,703,907
Net property, plant, and equipment	46,851,141	47,602,592
Other assets:
Goodwill	96,309,148	81,728,547
Other intangible assets	1,967,282	343,571
Debt issue costs, net of accumulated amortization of $395,262 in 2002 and $58,227 in 2001	1,522,552	133,920
Deposits and other	691,980	103,898
Total other assets	100,490,962	82,309,936
Total assets	$ 216,691,524	188,791,799

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 15,373,393	14,432,682
Accrued payroll and benefits	9,148,323	9,076,925
Other accrued expenses	2,000,703	2,682,906
Income taxes payable	454,206	380,511
Current portion of long-term debt	2,005,596	2,002,505
Total current liabilities	28,982,221	28,575,529
Deferred income taxes	4,598,957	2,792,938
Long-term debt	63,050,455	55,832,795
Total liabilities	96,631,633	87,201,262
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value per share. Authorized 3,000,000 total shares, convertible 8%, series B-1. Authorized 45,000 shares; issued 38,865 shares in 2002 and 35,933 shares in 2001	38,865,492	35,933,332
Common stock, $0.01 par value per share. Authorized 40,000,000 shares; issued 13,050,020 shares	130,500	130,500
Additional paid-in capital	48,865,813	53,923,552
Retained earnings	58,217,280	46,309,167
Accumulated other comprehensive earnings	(867,147)	(870,270)
Treasury stock of 1,756,027 shares in 2002 and 2,245,999 shares in 2001, at cost	(25,152,047)	(33,835,744)
Total stockholders' equity	120,059,891	101,590,537
Total liabilities and stockholders' equity	$ 216,691,524	188,791,799

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Operations
December 31, 2002, 2001, and 2000

	2002	2001	2000
Sales	$ 298,146,676	233,886,998	169,150,790
Cost of sales:
Cost of sales expense	201,840,368	162,389,350	111,917,623
Depreciation	3,990,727	2,913,223	2,356,701
Total cost of sales	205,831,095	165,302,573	114,274,324
Gross profit	92,315,581	68,584,425	54,876,466
Selling, general, and administrative:
Selling, general, and administrative expenses	58,409,001	51,081,761	42,650,248
Depreciation	5,279,821	5,111,914	4,230,259
Amortization of goodwill and intangibles	195,290	8,131,775	4,253,663
Total selling, general, and administrative	63,884,112	64,325,450	51,134,170
Operating earnings	28,431,469	4,258,975	3,742,296
Other income (expenses):
Interest income	299,632	509,985	188,823
Interest expense	(4,485,458)	(2,657,657)	(2,511,738)
Other, net	19,629	(10,229)	(48,575)
Total other expense, net	(4,166,197)	(2,157,901)	(2,371,490)
Earnings before income taxes	24,265,272	2,101,074	1,370,806
Income taxes (note 4):
Current	9,297,610	2,002,926	1,554,929
Deferred	127,389	1,141,014	339,865
Total income taxes	9,424,999	3,143,940	1,894,794
Net earnings (loss)	14,840,273	(1,042,866)	(523,988)

Preferred dividend on B-1 preferred stock	(2,932,160)	(933,332)	—
Net earnings (loss) available to common shareholders	$ 11,908,113	(1,976,198)	(523,988)

Basic earnings (loss) per share	$ 1.04	(0.18)	(0.05)
Diluted earnings (loss) per share	$ 0.91	(0.18)	(0.05)

Basic weighted average common shares outstanding	11,453,463	10,881,399	10,868,666
Diluted weighted average common shares outstanding	16,237,053	12,359,058	10,868,666

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
December 31, 2002, 2001, and 2000

	Common stock	Convertible Preferred stock	Additional paid-in capital	Accumulated other comprehensive income - foreign currency translation	Retained earnings	Treasury stock	Comprehensive income (loss)	Total stockholders' equity
Balance at December 31, 1999	$ 130,500	—	32,035,445	(750,115)	69,758,872	(30,145,205)		71,029,497
Comprehensive income:
Net loss	—	—	—	—	(523,988)	—	(523,988)	(523,988)
Adjustment from foreign currency translation	—	—	—	(82,165)	—	—	(82,165)	(82,165)
Comprehensive loss							(606,153)
Directors stock compensation	—	—	(288,033)	—	—	462,895		174,862
Sale of treasury stock (10,000 shares)	—	—	(137,528)	—	—	198,777		61,249
Repurchase of 841,431 shares for treasury stock	—	—	—	—	—	(5,948,493)		(5,948,493)
Balance at December 31, 2000	130,500	—	31,609,884	(832,280)	69,234,884	(35,432,026)		64,710,962
Comprehensive income:
Net loss	—	—	—	—	(1,042,866)	—	(1,042,866)	(1,042,866)
Adjustment from foreign currency translation	—	—	—	(37,990)	—	—	(37,990)	(37,990)
Comprehensive loss							(1,080,856)
Issuance of preferred stock (35,000 shares)	—	35,000,000	(1,112,759)	—	—	—		33,887,241
Beneficial conversion feature of preferred stock	—	—	20,949,519	—	(20,949,519)	—		—
Issuance of warrants for purchase of common stock (350,000 shares)	—	—	3,234,000	—	—	—		3,234,000
Preferred stock dividends payable in kind	—	933,332	—	—	(933,332)	—		—
Stock options exercised (31,800 shares)	—	—	(390,139)	—	—	632,114		241,975
Warrants exercised (50,000 shares)	—	—	(385,389)	—	—	993,890		608,501
Tax benefit from exercise of options	—	—	57,095	—	—	—		57,095
Director's stock compensation (3,171 shares)	—	—	(38,659)	—	—	63,032		24,373
Purchase of treasury stock (6,299 shares)	—	—	—	—	—	(92,754)		(92,754)
Balance at December 31, 2001	130,500	35,933,332	53,923,552	(870,270)	46,309,167	(33,835,744)		101,590,537
Comprehensive income:
Net earnings	—	—	—	—	14,840,273	—	14,840,273	14,840,273
Adjustment from foreign currency translation	—	—	—	3,123	—	—	3,123	3,123
Comprehensive income							14,843,396
Preferred stock dividends payable in kind	—	2,932,160	—	—	(2,932,160)	—		—
Stock options exercised (661,491 shares)	—	—	(5,068,408)	—	—	13,148,979		8,080,571
Warrants exercised (250,000 shares)	—	—	(2,476,948)	—	—	4,969,448		2,492,500
Tax benefit from exercise of options	—	—	2,485,531	—	—	—		2,485,531
Director's stock compensation (872 shares)	—	—	2,086	—	—	17,333		19,419
Purchase of treasury stock (422,391 shares)	—	—	—	—	—	(9,452,063)		(9,452,063)
Balance at December 31, 2002	$ 130,500	38,865,492	48,865,813	(867,147)	58,217,280	(25,152,047)		120,059,891

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
December 31, 2002, 2001, and 2000

	2002	2001	2000
Cash provided by operating activities:
Net earnings (loss)	$ 14,840,273	(1,042,866)	(523,988)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	9,811,966	16,180,969	10,866,556
Deferred income taxes	127,389	1,141,014	339,865
Directors' stock compensation	19,419	24,373	174,862
(Gain) loss on disposal of property, plant, and equipment	(29,057)	34,673	5,259
Provision for loss on accounts receivable	5,638,078	3,955,267	3,128,091
Changes in:
Accounts receivable	(10,064,422)	(12,123,029)	(10,712,576)
Income tax receivable/payable	73,695	2,446,261	(422,230)
Income tax benefit from exercise of stock options	2,485,531	57,095	—
Inventories	(53,641)	223,341	(89,941)
Prepaid expenses and other current assets	100,548	275,564	(2,175,506)
Deposits and miscellaneous	(584,528)	325,037	(9,329)
Accounts payable	192,599	(2,052,108)	2,664,300
Accrued payroll and benefits	71,398	4,619,789	1,663,415
Other accrued expenses	(1,469,159)	(62,349)	(483,584)
Net cash provided by operations	21,160,089	14,003,031	4,425,194
Cash used in investing activities:
Capital expenditures	(8,031,336)	(8,636,895)	(9,020,168)
Proceeds from sale of capital items	56,799	82,138	1,641
Acquisition of businesses	(17,244,018)	(52,978,815)	—
Purchase of investments	(250,000)	—	—
Net cash used in investing activities	(25,468,555)	(61,533,572)	(9,018,527)
Cash provided by financing activities:
Issuance of treasury stock	—	—	61,249
Proceeds from exercise of stock options and warrants	10,573,071	241,975	—
Purchase of treasury stock	(9,452,063)	(92,754)	(5,948,493)
Proceeds from the exercise of stock warrants	—	500	—
Proceeds from issuance of subordinated debt	—	15,000,000	—
Proceeds from issuance of preferred stock, net	—	33,887,241	—
Proceeds from bond issue or line of credit, net	24,000,000	5,000,000	11,000,000
Payments on subordinated debt	(15,000,000)	—	—
Payments on long-term debt	(1,922,519)	(2,097,826)	(1,856,028)
Debt issue costs	(1,725,668)	—	—
Net cash provided by financing activities	6,472,821	51,939,136	3,256,728
Effect of foreign currency translation on cash	(6,392)	(30,738)	(75,305)
Net increase (decrease) in cash and cash equivalents	2,157,963	4,377,857	(1,411,910)
Cash and cash equivalents at beginning of year	5,949,591	1,571,734	2,983,644
Cash and cash equivalents at end of year	$ 8,107,554	5,949,591	1,571,734

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$ 4,553,024	2,220,239	2,439,378
Interest paid	7,037,862	946,184	2,440,516

Supplemental schedule of noncash investing and financing activities:
Paid in kind dividend on convertible preferred stock	$ (2,932,160)	(933,332)	—
Details of acquisitions:
Fair value of assets acquired - acquisition	$ 19,343,723	55,814,941	—
Liabilities assumed	(1,612,205)	(2,603,708)	—
Liabilities issued	(487,500)	(232,418)	—
Cash paid for acquisitions	$ 17,244,018	52,978,815	—

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2002, 2001, and 2000

(1) Summary of Significant Accounting Policies

Description of Business

LabOne, Inc. provides risk assessment services for the insurance industry, laboratory testing services for the healthcare industry and substance abuse testing services for employers and third party administrators.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of LabOne, Inc. (LabOne or the Company) and its wholly owned subsidiaries: Lab One Canada, Inc.; Systematic Business Services, Inc.; ExamOne World Wide, Inc. (and its wholly owned subsidiary, ExamOne World Wide of NJ, Inc.); Osborn Group, Inc. (and its wholly owned subsidiary, Intellisys, Inc.); and Central Plains Laboratories, L.L.C. All significant intercompany transactions have been eliminated in consolidation. Certain amounts in the prior year consolidated financial statements have been reclassified for consistent presentation.

Cash and Cash Equivalents

Cash and cash equivalents of $8,107,554 and $5,949,591 at December 31, 2002 and 2001, respectively, include demand deposits in banks, marketable securities with maturities of three months or less, money market investments, and overnight investments that are stated at cost, which approximates market value.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The estimate of reserves for doubtful accounts involves a standardized monthly review of the collectibility of receivables based on contractual obligations and the aging of accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

Note Receivable

On September 26, 2002, the Company converted $1,999,999 of accounts receivable with a current customer into a note receivable to secure its interest in the receivable. The note bears interest at 8% per year. The note is secured by the debtor's accounts receivable and other assets of the debtor. The Company does not intend to sell the receivable.

A note is evaluated for impairment pursuant to Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan. Pursuant to SFAS No. 114, a note is impaired if it is probable that the Company will not collect all principal and interest contractually due. The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. At December 31, 2002, no impairment to the note has been recorded.

Inventories

Inventories consist of laboratory supplies, completed specimen collection kits for sale to clients and various materials used in the assembly of these specimen collection kits. Inventory is valued at the lower of cost (first-in, first-out) or market.

Property, Plant, and Equipment

Property, plant, and equipment additions are recorded at cost, which includes interest capitalized during construction, when material. Facilities leased pursuant to revenue bond financing transactions are accounted for as purchases, with the cost of the leased property included in property, plant, and equipment and the related obligation included in long-term debt.

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings	30 years
Office equipment	5 - 7 years
Laboratory equipment	3 - 5 years
Data processing equipment/software	3 - 5 years

Software Developed for Internal Use

Certain internal and external costs incurred in connection with developing or obtaining software for internal use are capitalized in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These capitalized costs are included in property and equipment on the consolidated balance sheets and are subject to amortization over the estimated useful life of three years, beginning when the software project is put in service.

Cost of Borrowings

Expenses directly related to the issuance of debt are deferred and amortized over the period the debt is expected to be outstanding using the interest method and reflected in the accompanying balance sheet as debt issue costs.

Disclosures about Fair Value of Financial Instruments

Fair value for certain of our financial instruments, including cash and cash equivalents, receivables, payables, and long-term debt approximates carrying value. Fair values are based on quoted market values of comparable instruments.

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and certain provisions of SFAS 142, Goodwill and Other Intangible Assets, as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. The Company adopted the remaining provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. The fair value of the reporting units exceeded the carrying amount based on the Company's analysis and the Company was not required to recognize an impairment loss.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over periods of fifteen to twenty years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. All other intangible assets were amortized on a straight-line basis from 3 to 5 years.

Impairment of Long-lived Assets

SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company's financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

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

Revenue Recognition

The Company recognizes revenues for its services when those services are provided to the client. Revenues related to clinical healthcare billings include adjustments for revenue disallowances estimated at the time the revenue is booked.

Concentration of Business Risk

LabOne provides laboratory testing, investigative services, and paramedical examinations (all comprising the "risk assessment" segment) for insurance companies. LabOne also provides healthcare and substance abuse testing to managed care companies, physician practices, third-party administrators, self-insured groups and employers. For the years ended December 31, 2002 and 2001, one insurance customer comprised 12% and 13%, respectively, of total revenues for the year. No customer comprised greater than 10% during 2000. LabOne has a contract with this customer for a ten-year period ending in 2010 that the customer may terminate prior to expiration if LabOne encounters service level failures that materially impact the services provided.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-option Plan

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

The following table illustrates the effect on net earnings if the fair-value based method had been applied to all outstanding and unvested awards in each period.

	2002	2001	2000
Net earnings (loss), as reported	$ 14,840,273	(1,042,866)	(523,988)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(1,211,066)	(510,812)	(523,553)
Pro forma net earnings (loss)	$ 13,629,207	(1,553,678)	(1,047,541)

Basic earnings per share:
As reported	$ 1.04	(0.18)	(0.05)
Pro forma	0.93	(0.23)	(0.10)

Diluted earnings per share:
As reported	$ 0.91	(0.18)	(0.05)
Proforma	0.84	(0.23)	(0.10)

Earnings Per Share

Basic earnings per share are computed using the net earnings available to common shareholders divided by the weighted average number of common shares outstanding. Beginning September 30, 2001 and thereafter, for periods with net earnings, diluted earnings per share are computed using net earnings divided by the weighted average number of common shares, dilutive stock options, and the common shares issuable upon conversion of convertible preferred stock. For periods in which net losses are incurred, basic and diluted shares are the same.

The following table reconciles the weighted average common shares used in the basic earnings per share calculation, and the weighted average common shares and common share equivalents used in the diluted per share calculation:

	2002	2001	2000
Weighted average common shares (basic)	11,453,463	10,881,399	10,868,666
Dilutive effect of employee stock options	290,320	52,826	—
Common shares issuable upon conversion of preferred stock	4,493,270	1,424,833	—
Weighted average common shares and common share equivalents (diluted)	16,237,053	12,359,058	10,868,666

Recently Issued Accounting Standards

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements.

(2) Acquisitions and Intangible Assets

Acquisitions

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for businesses acquired during 2002, at the date of acquisition.

	Central Plains	ExamOne
	Laboratories, L.L.C.	Corporate Offices
Date acquired	December 1	various
Current assets	$ 2,385,721	4,818
Property and equipment	786,941	146,965
Intangible assets:
Non compete agreements	600,000	119,000
Customer contract	1,000,000	—
Customer lists	100,000	—
Goodwill	9,370,752	4,829,526
Total assets acquired	14,243,414	5,100,309
Current liabilities	1,216,980	12,000
Deferred income taxes	383,225	—
Total liabilities assumed	1,600,205	12,000
Net assets acquired	$ 12,643,209	5,088,309
Consideration:
Cash:
Purchase price	$ 12,100,000	4,600,809
Excess working capital and costs	543,209	—
Notes payable	—	487,500
Total	$ 12,643,209	5,088,309

Central Plains Laboratories, L.L.C.

On December 1, 2002, LabOne acquired Central Plains Laboratories, L.L.C. (CPL), located in Hays, Kansas. HMC Services Corporation owned a 70% limited liability company interest and PCS Laboratory Services Group, Inc. (PCS) owned a 30% limited liability company interest in CPL, constituting all of the issued and outstanding ownership interests of the Company. Pursuant to the Stock and Limited Liability Company Interest Purchase Agreement, the Company purchased all of the issued and outstanding shares of common stock of HMC Services Corporation from Hays Medical Center, and purchased the remaining 30% limited liability company interest in CPL from PCS. The purchase price was $12,100,000 and contingent consideration based on EBITDA contributions over the next two years. An additional $484,248 was paid for working capital in excess of $500,000, ($637,398 less $153,150 offset due from sellers) including accounts receivable and inventory and $58,961 in net transaction costs. As a result of the transaction, CPL became a wholly owned subsidiary of LabOne.

CPL owns two laboratory facilities, a clinical lab facility and an anatomic pathology lab facility. Hays Medical Center has the right to repurchase the assets of the facilities (both individually or combined) if either (1) the Laboratory Services Agreement between CPL and Hays Medical Center is terminated due to certain events or (2) at any time after December 1, 2004. The purchase price for the assets is an amount equal to the net book value of the tangible assets of the facility on the day prior to the closing of the sale.

Osborn Group, Inc.

Pursuant to a Stock Purchase Agreement dated August 31, 2001, LabOne purchased all of the outstanding capital stock of Osborn Group, Inc. ("Osborn"), a leading provider of laboratory testing and other risk assessment services to the life insurance industry. Intellisys, Inc., Applied BioConcepts, Inc., and Osborn Laboratories (Canada), Inc. were wholly owned subsidiaries of Osborn and were included in the purchase. The results of the businesses' operations have been included in the consolidated financial statements since that date. The purchase price was $49,000,000 and transaction costs paid to third parties were $1,552,000. As a result of the transaction, Osborn became a wholly owned subsidiary of LabOne. As Osborn was acquired after June 30, 2001, the excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $49,862,000 was not amortized. To fund the acquisition and the related expenses of the Osborn transaction, Welsh, Carson, Anderson & Stowe ("WCAS") invested a total of $50,000,000 in preferred stock and subordinated debt in LabOne pursuant to a Securities Purchase Agreement dated August 31, 2001. LabOne issued $35,000,000 of convertible preferred stock and $15,000,000 of 11% subordinated debt to WCAS in exchange for $50,000,000 in cash. The preferred stock is convertible into LabOne common stock at a rate of $8.32 per common share, and earns a paid-in-kind dividend at a fixed rate of 8% compounded semiannually.

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

The 35,000 shares of Series B-1 convertible preferred stock, plus accreted paid-in-kind dividends, is convertible into the Company's common stock at any time at the holder's option until August 31, 2008 at the rate of $8.32 per common share. If all of the issued Series B-1 shares and accreted value of the preferred stock paid-in-kind dividends were converted as of December 31, 2002, the number of common shares issued would be 4,671,333.

Following August 31, 2004, LabOne can convert the preferred stock if LabOne's common stock price is trading at or above $16.64 per share for 30 out of 45 consecutive trading days. The number of shares issued upon such conversion would be based on the accreted value of the Series B-1 preferred stock divided by the $8.32 conversion price. If, after August 31, 2008, the holders, or LabOne, has not converted the Series B-1 convertible preferred stock, the holder can exercise the put/call option that would require the Company to purchase the Series B-1 preferred shares plus any accreted paid-in-kind dividends. The put/call feature allows LabOne to determine settlement either in cash or common stock. If the method of settlement selected is stock, the shares to be issued are dependent on the market price of the common stock at the exercise date of the put as compared to the conversion price of $8.32. If the market price exceeds the conversion price, then the shares to be issued are the accrued value of the preferred stock, divided by the market price of the stock. If the market price is less than the conversion price of $8.32, then the accrued value of the preferred stock is divided by 0.95 to arrive at the value. If the method of settlement is cash, the amount paid would equal the accrued value of the preferred stock.

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

Paramedical Service Providers

During 2002, LabOne acquired ten paramedical service companies located in Boston, Massachusetts; Honolulu, Hawaii; St.Louis/Columbia, Missouri; Youngtown, Ohio; Springfield, Illinois; Hannibal, Missouri; Portland, Oregon; Salt Lake City, Utah; Boise, Idaho; and Hyannis, Massachusetts. The results of the businesses' operations have been included in the consolidated financial statements since the dates of acquisition. The acquired businesses provide paramedical examinations that are used to assist in life insurance companies in objectively evaluating the mortality and morbidity risks posed by policy applicants.

In the third and fourth quarter of 2001, LabOne acquired two paramedical service companies located in Virginia Beach, Virginia and in Cranston, Rhode Island. The results of the businesses' operations have been included in the consolidated financial statements since the dates of acquisition. The acquired businesses provide paramedical examinations that are used to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. Consideration for the acquisitions consisted of cash payments of $650,000, the issuance of a $135,000 note payable, which was subsequently paid on November 27, 2001, and the forgiveness of accounts receivable owed by a former owner to LabOne of $19,418. The $40,000 acquired intangible asset is a noncompete agreement with a former owner and has a useful life of three years. As the businesses were acquired after June 30, 2001, the goodwill of $744,000 was not amortized in 2001.

Prior to June 30, 2001, LabOne acquired four paramedical service companies located in Seattle, Washington; Anchorage, Alaska; Salt Lake City, Utah; and Durham, North Carolina. The results of the businesses' operations have been included in the consolidated financial statements since the dates of acquisition. The acquired businesses provide paramedical examinations that are used to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. Total consideration paid for the acquisitions consisted of cash payments of $1,777,169 and the issuance of two notes payable totaling $78,000. The acquired intangible assets of $233,500 consist of noncompete agreements with the former owners and have a weighted average useful life of approximately five years. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $1,564,000 was allocated to goodwill.

On November 5, 1999, LabOne acquired a paramedical services company and a paramedical billing service provider. The paramedical services company was acquired for $279,000 and cash installments of $40,000 each year beginning in 2000 for five years and 10% of gross revenue for the next six years. The minimum payments under the gross revenue agreement provision are estimated to be $240,000. The current portion of the cash installments and the gross revenue percentage payments is recorded in other current liabilities with the remainder of the minimum purchase price recorded as a long-term payable. The paramedical billing service provider was acquired for $1,912,000 in cash and the issuance of 250,000 warrants with an exercise price of $9.97 per share. During 2001, the goodwill associated with the paramedical billing service provider was decreased by $1,000,000 due to a lapse of a guarantee of the value of warrants issued to the former owner of the acquired paramedical billing service provider. According to the agreement, if the Company's stock price exceeded specified levels during the period in which the warrants were issued in the acquisition were exercisable, the accrued guarantee would lapse. In the warrant agreement, the warrants would vest if specified revenue targets were achieved. On May 21, 2002, all of the issued warrants were exercised.

All of the above acquisitions have been accounted for under the purchase method and, accordingly, the operating results of the acquired companies have been included in the consolidated statements of operations from the dates of acquisition. Contingent consideration will be recorded when earned and will increase goodwill. The following unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 2002 and 2001 assumes the acquisitions occurred as of the beginning of the periods presented:

	2002	2001
Sales	$ 316,709,000	274,503,000
Net earnings	15,549,000	8,145,000
Basic earnings per share:
As reported	$ 1.04	(0.18)
Pro forma	1.10	0.66
Diluted earnings per share:
As reported	$ 0.91	(0.18)
Pro forma	0.96	0.66

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, and is not intended to be a projection of future results.

Adjusted Net Earnings

Amortization expense related to goodwill and other intangible assets was $8,131,775 and $4,253,663 for the years ended December 31, 2001 and 2000, respectively. The following table reconciles previously reported net earnings as if the provisions of SFAS No. 142 were in effect in 2001 and 2000:

	2002	2001	2000
Reported net earnings (loss)	$ 14,840,273	(1,042,866)	(523,988)
Goodwill amortization	—	3,464,621	3,427,386
Tax benefit	—	(118,918)	(99,220)
Adjusted net earnings	$ 14,840,273	2,302,837	2,804,178

Basic earnings per share:
As reported	$ 1.04	(0.18)	(0.16)
Pro forma	1.04	0.13	0.26

Diluted earnings per share:
As reported	$ 0.91	(0.18)	(0.16)
Adjusted diluted earnings per share	0.91	0.13	0.26

Acquired Identifiable Intangible Assets

Identifiable intangible assets acquired after June 30, 2001 are determined under SFAS. No. 141 (see note 1). Remaining amortizable balances at December 31, 2002 consist of identifiable intangible assets acquired in the purchase of Central Plains Laboratories, L.L.C. and various paramedical service providers.

	As of December 31, 2002			As of December 31, 2001
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing intangible assets:
Customer lists	10 years	$ 4,228,275	4,129,108	4,133,275	4,062,593
Customer contract	5 years	1,000,000	16,667	—	—
Non-competes	5.5 years	1,057,500	172,718	333,500	60,611
Total		$ 6,285,775	4,318,493	4,466,775	4,123,204

Aggregate amortization expense for amortizable intangible assets for the years ended December 31, 2002, 2001 and 2000 was $195,290, $887,098, and $827,946, respectively. Estimated amortization expense for the next five years is: $424,500 in 2003, $390,000 in 2004, $364,000 in 2005, $342,000 in 2006, and $299,000 in 2007.

In connection with adopting SFAS No. 142, the Company also reassessed the useful lives and classification of its identifiable intangible assets and determined that they continue to be appropriate.

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001 are as follows:

	Risk assessment	Clinical - health care	Total
Balance as of December 31, 2000	$ 33,834,293	—	33,834,293
Additions:
Acquisitions	52,358,875	—	52,358,875
Deductions:
Amortization of goodwill	(3,464,621)	—	(3,464,621)
Lapse of warrant guarantee	(1,000,000)	—	(1,000,000)
Balance as of December 31, 2001	81,728,547	—	81,728,547
Additions:
Acquisitions	4,829,525	9,370,753	14,200,278
Purchase accounting adjustments	380,323	—	380,323
Balance as of December 31, 2002	$ 86,938,395	9,370,753	96,309,148

The amount of goodwill acquired during 2002 and 2001 that is subject to deductible amortization for income tax purposes for the years ended December 31, 2002 and 2001 is $9,848,855 and $2,317,580, respectively.

(3) Long-Term Debt

Long-term debt consists of the following as of December 31, 2002 and 2001:

	2002	2001
Taxable industrial revenue bonds, Series 1998A, principal payable annually through September 1, 2009, interest payable monthly at a rate adjusted weekly based on short-term United States treasury obligations (2.625% at December 31, 2002), secured by the Company's lab facility and an irrevocable bank letter of credit	$ 12,600,000	14,450,000
Line of credit, variable interest rate (3.185% on $37,000,000 and 5% on $15,000,000 at December 31, 2002), principal due June 11, 2005.	52,000,000	28,000,000
Subordinated debt, 11% fixed interest rate, principal due August 2007	—	15,000,000
Other	516,657	454,997
Total long-term debt	65,116,657	57,904,997
Less:
Current portion	2,005,596	2,002,505
Unamortized discount	60,606	69,697
Long-term debt, net	$ 63,050,455	55,832,795

Aggregate maturities of long-term debt as of December 31, 2002 are as follows:

	Bonds	Line of
	payable	credit	Other	Total
2003	$ 1,800,000	—	205,596	2,005,596
2004	1,800,000	—	188,710	1,988,710
2005	1,800,000	52,000,000	88,624	53,888,624
2006	1,800,000	—	33,727	1,833,727
2007	1,800,000	—	—	1,800,000
Thereafter	3,600,000	—	—	3,600,000
	$ 12,600,000	52,000,000	516,657	65,116,657

On June 11, 2002, the Company entered into a $100 million credit agreement issued by JP Morgan Chase Bank (administrative agent and collateral agent) and Wachovia Bank, N.A. (syndication agent). The agreement replaced the Company's former $34 million credit agreement with Commerce Bank and Wells Fargo Bank. Wells Fargo Bank, U.S. Bank, Citibank and Commerce Bank are also participating banks. The proceeds were used to refinance amounts outstanding under the existing credit agreement and for general corporate purposes, including acquisitions. The Company paid approximately $1.7 million in debt issue costs. As of December 31, 2002, the Company had borrowed $52 million under the credit agreement and has $48 million available. The line of credit bears variable interest, which at December 31, 2002 was 3.185% on $37,000,000 and 5% on $15,000,000, which was converted to a rate of 3.185% in January 2003. The principal of the line of credit is due on June 11, 2005. Under the terms of the agreement, the Company must limit capital expenditures and maintain a certain level of consolidated net worth and certain other financial ratios.

On December 31, 2002, the Company refinanced its $15,000,000, 11%, subordinated debt with borrowings under its credit agreement and paid a prepayment penalty of $450,000.

(4) Income Taxes

The components of current and deferred income taxes (benefit) are as follows for the years ended December 31:

	2002	2001	2000
Current:
Federal	$ 8,284,693	1,685,847	1,974,434
State	1,003,322	448,289	(328,696)
Foreign	9,594	(131,210)	(90,809)
Total current	9,297,609	2,002,926	1,554,929
Deferred:
Federal	113,232	916,714	(30,722)
State	(3,314)	203,623	289,848
Foreign	17,472	20,677	80,739
Total deferred	127,390	1,141,014	339,865
	$9,424,999	3,143,940	1,894,794

Total income taxes differ from the amounts computed by applying the federal statutory income tax rate of 35% for the year ended December 31, 2002 and 34% for the years ended December 31, 2001 and 2000 to earnings before income taxes for the following reasons:

	2002	2001	2000
Application of statutory income tax rate	$ 8,492,846	714,365	466,074
Goodwill amortization	(7,733)	1,072,879	1,078,477
Changes in valuation allowance and recomputation of deferred tax assets	(173,054)	(424,528)	130,603
Foreign taxes, net	141,365	(16,678)	(3,182)
State income taxes, net	650,005	430,263	(25,639)
Other, net	321,570	194,129	248,461
Warrant issuance and exercise	—	1,173,510	—
	$ 9,424,999	3,143,940	1,894,794

The tax effects of temporary differences that create significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

	2002	2001
Deferred current income tax assets (liabilities):
Accrued vacation	$ 691,709	674,476
Accrued expenses not deducted for tax	778,000	414,982
Allowance for doubtful accounts	2,300,032	1,373,667
Other items	95,798	106,649
Total deferred current income tax assets	3,865,539	2,569,774
Deferred noncurrent tax assets (liabilities):
Capital loss and net operating loss carryforward	149,223	145,748
Depreciation and amortization, including capitalized software	(3,926,758)	(3,329,481)
Goodwill	50,252	1,019,296
Other items	(722,451)	(482,753)
Kansas High Performance Incentive Program credit carryforward, net	5,878,705	6,569,884
	1,428,971	3,922,694
Valuation allowance	(6,027,928)	(6,715,632)
Total deferred noncurrent tax liabilities, net	(4,598,957)	(2,792,938)
Total deferred income tax, net	$ (733,418)	(223,164)

In conjunction with building its new facility, LabOne has received the Kansas High Performance Incentive Program (HPIP) tax credit. LabOne was certified by the State of Kansas, to receive a credit allowing an offset against its Kansas income tax liability for Kansas income tax generated by operation of the new facility. Any unused portion of the credit can be carried forward for a period of ten years, provided LabOne continues to meet requirements of the program. During 2000 and 2001, the Company offset its Kansas income tax with the Kansas business and jobs credit. During 2002, the Company utilized approximately $700,000 of the 1999 HPIP credit. A valuation allowance has been provided because the Company must maintain the requisite employee wage scale and other specified items before it may use the qualified credits already earned.

(5) Benefit Plans

LabOne maintains a money purchase pension plan for all employees who have completed six months of service and have attained age twenty and one-half years. The plan is a defined contribution plan under which LabOne contributes a percentage of a participant's annual compensation. LabOne's contributions net of forfeitures to the plan were $4,252,238, $2,768,000, and $2,351,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

LabOne has a profit sharing (401(k)) plan for all employees who have completed six months of service and a minimum of five hundred hours of service and have attained the age of twenty and one-half years. LabOne contributes on behalf of each participant an amount equal to 50% of the participant's annual contributions, but not in excess of 5% of the participant's annual compensation. LabOne's contributions are invested in LabOne common stock. LabOne's contributions to the plan net of forfeitures for the years ended December 31, 2002, 2001, and 2000 were $1,567,991, $1,085,000, and $913,000, respectively.

(6) Stock Options and Warrants

LabOne has long-term incentive plans, which provide for granting awards, including stock options, to officers, directors, and employees for not more than 6,524,669 shares of LabOne common stock. LabOne has granted certain stock options which entitle the grantee to purchase shares for a price equal to the fair market value at date of grant with option terms of up to ten years. The stock options generally vest ratably over five years subject to early vesting upon the occurrence of defined events. At December 31, 2002 there were 2,363,055 additional shares available for grant under the plans.

On January 31, 2002, the Company's shareholders approved the conversion of the B-2 preferred stock into B-1 convertible preferred stock. This resulted in a change in control event under the plans, thereby immediately vesting all outstanding options as of that date. A summary of these stock option plans as of December 31, 2002, 2001, and 2000 and changes during the years then ended is presented below:

	2002		2001		2000
Fixed options	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	1,557,140	$ 12.54	1,970,577	$ 12.87	1,953,299	$ 13.85
Granted	1,052,197	20.13	153,424	8.12	299,500	6.57
Exercised	(661,491)	12.22	(31,800)	7.61	—	—
Forfeited	(37,337)	8.44	(535,061)	12.78	(282,222)	12.98
Outstanding at end of year	1,910,509	16.91	1,557,140	12.54	1,970,577	12.87
Options exercisable at year-end	985,931	$ 13.51	1,022,328	$ 14.20	1,242,090	$ 13.89

The following table summarizes information about stock options at December 31, 2002:

	Options outstanding			Options exercisable
		Weighted
		average	Weighted		Weighted
Range of	Number	remaining	average		average
exercise	out-	contractual	exercise	Number	exercise
prices	standing	life (years)	price	exercisable	price
$ 5.75 - 6.94	175,750	7.24	$ 6.61	175,750	$ 6.61
7.60 - 9.38	92,371	8.28	7.83	80,791	7.82
11.63 - 14.38	156,700	4.44	12.80	156,700	12.80
14.75 - 15.40	248,500	6.28	15.10	248,500	15.10
15.81 - 15.85	178,453	8.51	15.82	25,500	15.81
15.90 - 15.90	220,000	9.16	15.90	—	—
16.63 - 17.81	242,431	4.27	17.38	242,431	17.38
18.50 - 23.00	60,562	4.92	19.51	39,951	18.99
23.88 - 24.15	528,728	9.16	24.14	16,308	23.88
25.24 - 26.41	7,014	9.00	26.34	—	—
	1,910,509	7.36	16.91	985,931	13.51

The weighted average per share fair value of stock options granted during 2002, 2001, and 2000 was $10.87, $4.65, and $3.65, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000
Expected dividend yield	0.0%	0.0	0.0
Risk-free interest rate	4.1%	5.1	6.6
Expected volatility factor	55.4%	55.0	46.4
Expected life (years)	5.5	6.0	6.0

On August 31, 2001, LabOne issued 350,000 warrants with a strike price of $0.01 to the holders of the B-1 preferred stockholders. The warrants were exercisable immediately. The market price at the date of the grant was $9.25, resulting in an intrinsic value of $9.24 per warrant. LabOne recorded $3,234,000 in related warrant expense during the year ended December 31, 2001.

In 1999, LabOne issued 50,000 warrants in conjunction with a distribution agreement. These warrants were exercised in 2001, resulting in an after-tax charge of $456,000 during the year ended December 31, 2001.

LabOne entered into marketing agreements with three companies during 1998 and 1999. In conjunction with these agreements, LabOne granted warrants for the purchase of 1,500,000 shares of common stock at an exercise price equal to the fair value of the stock at the grant date (500,000 shares at $17.00, 500,000 shares at $15.44, and 500,000 shares at $12.375). During the first quarter of 1999, the marketing agreement with shares valued at $17.00 was terminated. The remaining warrants may become exercisable each quarter for five years provided certain conditions are met, including achievement of specified levels of revenues. The specified levels of revenue resulting from these agreements have not been met; thus, none of the warrants were exercisable as of December 31, 2002.

(7) Business Segment Information

The Company operates principally in two lines of business: risk assessment services and clinical services, which is segregated into health care services and substance abuse testing. The Company's risk assessment services comprise underwriting and claims support services including teleunderwriting, specimen collection and paramedical examinations, laboratory testing, telephone inspections, motor vehicle reports, claims investigation services, and medical information retrieval to the life insurance industry. Clinical services include laboratory testing services for the healthcare industry as an aid in the diagnosis and treatment of patients. The Company markets its clinical testing services to managed care companies, physician practices, third-party administrators and self-insured groups. Clinical services also include substance abuse testing (SAT) services provided to employers who adhere to drug screening guidelines. The Company is certified by the Substance Abuse and Mental Health Services Administration to perform substance abuse testing services for federally regulated employers and currently markets these services throughout the country to both regulated and nonregulated employers.

Operating earnings (loss) of each segment is computed as sales less directly identifiable expenses. In computing operating earnings (loss) of the segments, none of the following items have been allocated: general corporate expenses such as administrative, management, and information systems expenses; investment income; amortization of acquired identifiable intangible assets and goodwill not associated with a specific segment; or other income (expenses). General corporate assets are principally cash, fixed assets and goodwill not identified with a specific segment. The policies of the segments are the same as those of the Company as set forth in note 1.

Following is a summary of segment information as of and for the years ended December 31, 2002, 2001, and 2000 (in thousands):

	2002	2001	2000
Sales:
Risk assessment services	$ 209,996	159,339	109,349
Clinical:
Health care services	60,906	46,615	35,267
Substance abuse testing	27,245	27,933	24,535
Total sales	$ 298,147	233,887	169,151

Operating earnings (loss):
Risk assessment	$ 41,014	28,678	23,410
Clinical:
Health care services	11,880	3,460	1,442
Substance abuse testing	3,561	1,251	2,521
General corporate expenses	(28,024)	(29,130)	(23,630)
Investment income	300	510	189
Other expense, net	(4,466)	(2,668)	(2,561)
Earnings before income taxes	24,265	2,101	1,371
Income tax expense	(9,425)	(3,144)	(1,895)
Net earnings (loss)	$ 14,840	(1,043)	(524)

Identifiable assets:
Risk assessment	$ 119,914	104,874	57,681
Clinical:
Health care services	28,004	13,682	17,757
Substance abuse testing	10,504	10,931	18,271
General corporate assets	58,270	59,305	34,270
Total assets	$ 216,692	188,792	127,979

Capital expenditures:
Risk assessment	$ 3,507	4,535	1,512
Clinical:
Health care services	1,039	1,109	1,887
Substance abuse testing	584	890	1,404
General corporate	3,809	3,869	4,668

Depreciation and amortization:
Risk assessment	$ 3,611	4,159	4,990
Clinical:
Health care services	1,166	944	1,433
Substance abuse testing	1,052	1,531	1,464
General corporate	3,538	9,523	2,954

(8) Quarterly Financial Data (Unaudited)

A summary of unaudited quarterly results of operations for 2002 and 2001 is as follows (in thousands except per share data):

	Three months ended
	March 31	June 30	September 30	December 31
2002:
Sales	$ 70,642	75,032	74,577	77,896
Gross profit	21,414	23,298	22,717	24,887
Earnings before income taxes	4,815	6,068	6,266	7,116
Net earnings	3,099	3,635	3,747	4,359
Basic earnings per share	0.21	0.26	0.26	0.31
Diluted earnings per share	0.19	0.22	0.23	0.27

2001:
Sales	$ 50,045	56,015	58,234	69,593
Gross profit	15,055	16,426	16,194	20,909
Earnings (loss) before income taxes	1,251	980	(3,058)	2,928
Net earnings (loss)	397	604	(3,489)	1,445
Basic and diluted earnings (loss) per share	0.04	0.06	(0.33)	0.07

In the third quarter 2001, net earnings decreased due to a noncash warrant expense of $3,234,000 related to warrants issued to WCAS. Acquisition-related expenses included in the period were approximately $700,000 on a pretax basis, primarily for severance expense.

(9) Commitments and Contingencies

Litigation

The Company is a party to various claims or lawsuits related to services performed in the ordinary course of the Company's activities. The Company's management and legal counsel anticipate potential claims resulting from such matters that would not be covered by insurance, and have appropriately provided for these claims in the consolidated financial statements. The Company believes that the ultimate resolution of these matters will not materially affect the consolidated financial statements of the Company.

Leases

LabOne has several noncancelable operating leases, primarily for land and buildings, and other commitments that expire through 2012. Rental expense for these operating leases during 2002, 2001, and 2000 amounted to $3,288,000, $2,335,000, and $868,000, respectively.

Future minimum lease payments and other commitments under these agreements as of December 31, 2002 are:

Year	Amount
2003	$ 3,406,000
2004	2,372,000
2005	1,223,000
2006	839,000
2007	699,000
2008 and thereafter	2,384,000
$ 10,923,000

Leases are expected to be secured or replaced in the ordinary course of business as they expire.

On August 10, 1999, the former LabOne, Inc. was merged into its parent corporation, Lab Holdings, Inc. (formerly Seafield Capital Corporation, formerly BMA Corporation) upon the approval of the shareholders of both companies. The combined company's name was then changed to LabOne, Inc. Prior to the merger, Lab Holdings was subject to contingent obligations under leases and other instruments incurred in connection with real estate activities and other operations of its predecessor, BMA Corporation. The management of LabOne has assessed the risk related to the probability of default by third parties regarding its continuing obligations under certain land leases with two Hawaiian trusts relating to approximately 2.3 acres of land upon which the Hyatt Regency Waikiki is built and a land lease for a parking garage in Reno, Nevada.

The Hawaii obligations arise out of certain land leases and subleases that were entered into by Business Men's Assurance Company of America ("BMAA"), a subsidiary of BMA Corporation, and Bankers Life of Nebraska (now known as "Ameritas Life") as tenants in common (jointly and severally liable - collectively the "Original Obligors") in connection with the development of the Hyatt Regency Waikiki Hotel. In the years following the initial leases, the improvements (hotel and convention center) were sold and re-sold to third parties. In connection with these sales, the land was subleased to the purchasing party. While the sublessee assumed all obligations, the Original Obligors and the subsequent obligors were not released by the land owners. During 1990, in connection with the sale of BMAA, Lab Holdings, Inc. gave an indemnity to the purchaser, Generali-Assicurazioni Generali S.p.A, against liabilities that may arise from the subject leases. Also during 1990, Lab Holdings, Inc. transferred its right title and interest to the subject leases to Scout Development Corporation ("Scout"), a subsidiary of Syntroleum Corporation. Scout assumed all of the liability and indemnified Lab Holdings. In the event that the Hyatt Regency Waikiki should fail to pay its rent and real estate taxes on the subject land, this default could trigger liability for LabOne, Scout and Ameritas Life. This liability is not recorded in the Company's balance sheets since the contingent liability is considered remote.

The current rent payments for the subject lease are $0.8 million per year plus real estate taxes of approximately $1.6 million for the most recent year available. The lease amount is fixed until the year 2006 at which time the lease calls for a negotiated increase. The formula for the increase is the product of the fair market value of the land, times the market rate of return for similar land. The market rate of return to be used in the calculation has a floor of seven percent, and the resulting base rent cannot decrease from the prior period. Based on current market values, the Company projects that in 2007, the annual lease obligations for the subject parcels would be approximately $5.8 million. There are subsequent renegotiations in 2017, 2027 and 2037 subject to the same formula. This lease expires in 2047. The Company believes the leasehold improvements are significantly more valuable than the lease obligation. In the event of default by the property owner, the risk of this lease would be shared with Scout and Ameritas Life.

The Company, through its predecessor, Lab Holdings Inc., is a lessee of a land lease for a parking garage in Reno, Nevada. The lease was assigned to Scout in August 1990. Lab Holdings Inc. was not released from the land lease by the landowner. Scout financed the sale of the property to Fitzgerald's Casino. Minimum annual lease payments for the land lease are $0.3 million, adjusted for the Consumer Price Index, plus real estate taxes and insurance. The lease expires in February 2023. Should Fitzgerald's default on its obligations, Scout would have rights to claim the parking garage and sell the asset. Should Scout default on its obligations, LabOne would be obligated for the land lease payments. It is believed that the sale of the asset and the assignment of the land lease would cover the contingent liability exposure for this lease, and as such, no liability is recorded on the Company's balance sheet.

(10) Subsequent Event

On January 21, 2003 LabOne acquired a paramedical business located in Florida. The paramedical service company was acquired for approximately $1,416,000 including an amount held in escrow of $140,000. The escrow is due no later than ninety days after closing.

				Schedule II

LabOne, Inc. and Subsidiaries
Valuation and Qualifying Accounts
Years ended December 31, 2002, 2001, and 2000

Description	Balance at beginning of year	Additions- charged to selling, general, and administrative expenses	Additions- Reserve established in purchase accounting	Deductions- uncollectible accounts	Balance at end of year
Allowance for doubtful accounts:
Year ended December 31, 2002	$ 3,570,717	5,638,078	1,561,365	3,694,412	7,075,748
Year ended December 31, 2001	$ 4,406,612	3,955,267	—	4,791,162	3,570,717
Year ended December 31, 2000	$ 1,981,285	3,128,091	—	702,764	4,406,612

See accompanying independent auditors' report.