Form 10-Q
period 2003-03-31
LABONE INC/
filed 2003-05-14
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2003

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

Yes /X/    No /  /

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes /X/    No /  /

Number of shares outstanding of the only class of Registrant's common stock, $.01 par value, as of October 31, 2002 - 11,328,219.

LabOne, Inc.

Form 10-Q for the First Quarter, 2003

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LabOne, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	March 31,	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$ 8,356,418	8,107,554
Accounts and notes receivable - trade, net of allowance for doubtful accounts of $7,655,324 in 2003 and $7,075,748 in 2002	52,985,866	48,669,148
Inventories	4,269,179	4,739,423
Prepaid expenses and other current assets	3,587,368	3,967,757
Deferred income taxes	4,489,273	3,865,539
Total current assets	73,688,104	69,349,421
Property, plant and equipment	107,787,608	106,946,090
Less accumulated depreciation	62,119,601	60,094,949
Net property, plant and equipment	45,668,007	46,851,141
Other assets:
Goodwill	97,586,510	96,309,148
Other intangible assets, net of accumulated amortization	1,956,977	1,967,282
Debt issue costs, net of accumulated amortization of $545,830 in 2003 and $395,262 in 2002	1,380,903	1,522,552
Deposits and other assets	790,454	691,980
Total assets	$ 221,070,955	216,691,524

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 15,122,430	15,373,393
Accrued payroll and benefits	10,151,515	9,148,323
Other accrued expenses	2,820,032	2,000,703
Income taxes payable	3,558,391	454,206
Current portion of long-term debt	1,945,287	2,005,596
Total current liabilities	33,597,655	28,982,221

Long-term debt	57,960,277	63,050,455
Deferred income taxes - noncurrent	4,452,338	4,598,957

Stockholders' equity:
Preferred stock, $.01 par value per share, authorized 3,000,000 total shares; Series B-1, 8% convertible, 45,000 shares authorized, 39,633 shares issued in 2003, and 38,865 shares issued in 2002	39,632,706	38,865,492
Common stock, $.01 par value per share; 40,000,000 shares authorized, 13,050,020 shares issued	130,500	130,500
Additional paid-in capital	48,468,071	48,865,813
Accumulated comprehensive loss - equity adjustment from foreign currency translation	(726,732)	(867,147)
Retained earnings	62,000,742	58,217,280
Less treasury stock of 1,721,801 shares in 2003 and 1,756,027 shares in 2002	(24,444,602)	(25,152,047)
Total stockholders' equity	125,060,685	120,059,891
Total liabilities and stockholders' equity	$ 221,070,955	216,691,524

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
	Three months ended
	March 31,
	2003	2002
Sales	$ 81,927,762	70,641,035
Cost of sales
Cost of sales expenses	55,044,534	48,357,797
Depreciation expense	1,045,660	870,176
Total cost of sales	56,090,194	49,227,973
Gross profit	25,837,568	21,413,062
Selling, general and administrative
Selling, general and administrative expenses	16,150,358	14,309,201
Depreciation expense	1,702,185	1,349,569
Amortization expense	110,304	69,432
Total selling, general and administrative	17,962,847	15,728,202
Operating earnings	7,874,721	5,684,860
Interest expense	(716,127)	(884,020)
Investment income	90,482	16,014
Other, net	29,417	(846)
Earnings before income taxes	7,278,493	4,816,008
Income tax expense	2,727,817	1,716,762
Net earnings	$ 4,550,676	3,099,246

Basic earnings per share	$ 0.32	0.21
Diluted earnings per share	$ 0.27	0.19

Computation of earnings per share amounts
Net earnings	$ 4,550,676	3,099,246
Preferred dividend on B-1 preferred stock	(767,214)	(709,333)
Net earnings available to common shareholders	$ 3,783,462	2,389,913

Weighted average common shares outstanding (basic)	11,669,109	11,159,409
Dilutive effect of employee stock options	223,428	280,353
Common shares issuable upon conversion of preferred stock	4,717,035	4,361,165
Dilutive effect of stock warrants	—	94,260
Weighted average common shares outstanding (diluted)	16,609,572	15,895,187

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2003
(Unaudited)
			Additional	Accumulated			Total
	Common	Preferred	paid-in	comprehensive	Retained	Treasury	stockholders'
	stock	stock	capital	income (loss)	earnings	stock	equity
Balance at December 31, 2002	$ 130,500	38,865,492	48,865,813	(867,147)	58,217,280	(25,152,047)	120,059,891

Net earnings					4,550,676		4,550,676
Equity adjustment from foreign currency translation				140,415			140,415
Preferred stock dividend		767,214			(767,214)		—
Stock options exercised (113,702 shares)			(632,958)			2,260,144	1,627,186
Purchase of treasury stock (79,476 shares)						(1,552,699)	(1,552,699)
Balance at March 31, 2003	$ 130,500	39,632,706	48,468,071	(726,732)	62,000,742	(24,444,602)	125,060,685

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended March 31,
	2003	2002
Cash provided by (used for) operations:
Net earnings	$ 4,550,676	3,099,246
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	3,010,990	2,295,193
Provision for loss on accounts receivable	1,547,601	1,409,621
Gain on disposal of property and equipment	(37,727)	(28,049)
Directors' stock compensation	—	2,473
Provision for deferred taxes	(768,155)	(262,504)
Changes in:
Accounts and notes receivable - trade	(5,864,319)	(6,677,904)
Income taxes	3,104,185	1,517,711
Income tax benefit - exercise of stock options	235,216	78,085
Inventories	470,244	337,459
Prepaid expenses and other current assets	380,389	(18,383)
Accounts payable	(250,963)	848,556
Accrued payroll & benefits	1,003,192	(1,013,146)
Other accrued expenses	234,107	(208,622)
Other current liabilities	359,734	27,109
Other	(90,232)	(959)
Net cash provided by operations	7,884,938	1,405,886

Cash provided by (used for) investment transactions:
Property, plant and equipment	(1,532,056)	(2,976,707)
Proceeds from sale of property, plant and equipment	44,655	34,794
Acquisition of businesses	(1,265,500)	(3,398,923)
Net cash used for investment transactions	(2,752,901)	(6,340,836)

Cash provided by (used for) financing transactions:
Line of credit, net	(5,000,000)	6,000,000
Exercise value of stock options and warrants	1,627,186	346,556
Treasury stock acquisition cost from exercise of stock options and warrants	(1,552,699)	(379,461)
Payments on long-term debt	(3,438)	(8,617)
Notes payable	(59,000)	—
Net cash provided by (used for) financing transactions	(4,987,951)	5,958,478

Effect of foreign currency translation	104,778	(23,647)
Net increase in cash and cash equivalents	248,864	999,881
Cash and cash equivalents - beginning of period	8,107,554	5,949,591
Cash and cash equivalents - end of period	$ 8,356,418	6,949,472

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 378,817	943,098
Income taxes	$ 204,465	517,768

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2003 and 2002

The accompanying consolidated financial statements include the accounts of LabOne, Inc. and its wholly- owned subsidiaries Osborn Group, Inc. ("Osborn"), Intellisys, Inc., Lab One Canada Inc., Systematic Business Services, Inc. ("SBSI"), ExamOne World Wide, Inc. ("ExamOne") and Central Plains Laboratories, L.L.C. ("CPL"). All significant intercompany transactions have been eliminated in consolidation.

The financial information furnished herein as of March 31, 2003 and for the periods ended March 31, 2003 and 2002 is unaudited; however, in the opinion of management, it reflects all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state the Company's financial position, the results of its operations and cash flows. The balance sheet information as of December 31, 2002 has been derived from the audited financial statements as of that date. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

The financial information herein is not necessarily representative of a full year's operations because levels of sales, capital additions and other factors fluctuate throughout the year. These same considerations apply to all year-to-year comparisons. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed, consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Forward Looking Statements

This Quarterly report on Form 10-Q may contain "forward-looking statements." Forward-looking statements often can be identified by the use of forward-looking terminology, such as "could," "should," "will," "will be," "intended," "continue," "believe," "may," "hope," "anticipate," "goal," "forecast," "plan," "estimate" or variations thereof. Forward-looking statements are not guarantees of future performance or results. Forward-looking statements involve known and unknown risks and uncertainties. Many factors could cause actual results to differ materially from those that may be expressed or implied in such forward-looking statements, including, but not limited to, the volume, pricing and mix of services provided by the Company, intense competition, the loss of one or more significant customers, general economic conditions and other factors detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission ("SEC"), including the Cautionary Statement filed as Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Investors are cautioned not to put undue reliance on any forward-looking statement.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. For the Company, this statement was effective January 1, 2003. The Company's adoption of this statement did not have a material impact on its financial statements.

In July 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (effective January 1, 2003). SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company's adoption of SFAS No. 146 did not have a material effect on the Company's financial statements.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. For the Company, this statement was effective January 1, 2003. The Company's adoption of SFAS No. 148 did not have a material effect on the Company's financial statements.

Goodwill and Other Intangible Assets

Total intangible assets as of March 31, 2003, comprised $97.6 million of goodwill, $0.9 million for noncompete agreements, 0.9 million for a customer contract and $0.1 million for customer lists. Intangible assets as of December 31, 2002, comprised $96.3 million of goodwill, $0.9 million for noncompete agreements, 1.0 million for a customer contract and $0.1 million for customer lists. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead tested for impairment at least annually in accordance with the provisions in the statement. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their residual values and reviewed for impairment. Impairment testing of intangible assets has been performed and a determination was made that these assets were not impaired.

Comprehensive Income

The following table is a reconciliation of the Company's net earnings to comprehensive income for the three month periods ended March 31:

	Three Months Ended
	March 31,
	2003	2002
Net earnings	$ 4,550,676	3,099,246
Other comprehensive income:
Foreign currency translation adjustment	140,415	(29,899)
Comprehensive income	$ 4,691,091	3,069,347

Business Segment Information

The Company operates two divisions: risk assessment services and clinical (comprised of healthcare and substance abuse testing). The following table presents selected financial information for each segment:

	Three Months Ended
	March 31,
	2003	2002
Sales:
Risk assessment services	$ 55,377,504	50,480,411
Clinical:
Healthcare	20,594,584	14,073,306
Substance abuse testing	5,955,674	6,087,318
Total sales	$ 81,927,762	70,641,035

Operating income (loss):
Risk assessment services	$ 11,370,732	9,322,225
Clinical:
Healthcare	3,858,150	2,669,366
Substance abuse testing	716,358	424,311
General corporate expense	(8,070,519)	(6,731,042)
Total operating earnings	7,874,721	5,684,860
Other expense	(596,228)	(868,852)
Earnings before income taxes	$ 7,278,493	4,816,008

Operating earnings of each segment is computed as sales less directly identifiable expenses. In computing operating earnings of the segments, none of the following items have been allocated: general corporate expenses such as administrative, management, and information systems expenses; investment income; or other income (expenses). General corporate assets are principally cash, fixed assets and goodwill not identified with a specific segment.

Stock-Based Compensation

The Company has chosen to adopt the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123 ("SFAS 148") and continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations.

The following table illustrates the effect on net earnings if the fair-value based method had been applied to all outstanding and unvested awards in each period, consistent with the method prescribed by SFAS 123, as amended by SFAS 148:

	Three months ended
	March 31,
	2003	2002
Net earnings, as reported	$ 4,550,676	3,099,246
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(486,517)	(351,568)
Proforma net earnings	$ 4,064,159	2,747,678

Basic earnings per share:
As reported	$ 0.32	0.21
Proforma	$ 0.28	0.18

Diluted earnings per share:
As reported	$ 0.27	0.19
Proforma	$ 0.24	0.17

Contingencies

In the normal course of business, LabOne had certain lawsuits pending at March 31, 2003. Although LabOne cannot predict the outcome of such proceedings or any other claims made against it, management believes that the ultimate resolution of these claims will not have a material adverse impact on the Company's financial position, results of operations and its cash flows.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

	Three months ended
	March 31,
	2003	2002	% Inc.
Sales	$ 81,927,762	$ 70,641,035	16%
Net earnings	$ 4,550,676	$ 3,099,246	47%
Basic earnings per common share	$ 0.32	$ 0.21
Diluted earnings per common share	$ 0.27	$ 0.19

LabOne provides certified and accredited laboratory testing, investigative services and paramedical examinations for the insurance industry; laboratory testing services for the healthcare industry; and substance abuse testing services for employers.

LabOne's risk assessment division provides underwriting and claims support services to the insurance industry including teleunderwriting, specimen collection and paramedical examinations, laboratory testing, telephone inspections, motor vehicle reports, claims investigation services and medical information retrieval. The laboratory tests performed by the Company are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on specimens of individual life insurance policy applicants but also includes specimens of individuals applying for individual and group medical and disability policies.

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

FIRST QUARTER ANALYSIS

Net sales increased 16% in the first quarter 2003 to $81.9 million from $70.6 million in the first quarter 2002. The increase of $11.3 million was due to increases in healthcare laboratory revenue of $6.5 million and risk assessment services revenue of $4.9 million, partially offset by a decrease in substance abuse testing (SAT) revenue of $0.1 million.

During the first quarter, healthcare revenue increased 46% to $20.6 million as compared to $14.1 million in the prior year. Total patients tested increased 39% and average revenue per patient increased 5% as compared to the first quarter 2002. Healthcare revenue from the acquisition of CPL was $3.0 million for the quarter. SAT revenue decreased 2% to $6.0 million in 2003 from $6.1 million in 2002 due to a 4% decrease in testing volumes, partially offset by a 2% increase in average revenue per specimen.

The risk assessment services division revenue increased $4.9 million to $55.4 million primarily due to growth of paramedical (ExamOne) revenue and teleunderwriting revenue. Revenue from ExamOne grew 15% or $2.7 million to $20.5 million for the quarter. Teleunderwriting revenue increased to $3.6 million from $1.1 million in 2002. The total number of insurance applicants tested in the first quarter 2003 decreased by 8% as compared to the same quarter last year. First quarter 2002 volumes appeared to be unusually high due to reactions to 9/11. Average revenue per insurance applicant increased 2% due to an increase in reflex and add-on testing.

Cost of sales increased $6.9 million or 14% in the first quarter 2003 as compared to the prior year, due primarily to increases in outside services including paramed collections and physician statement fees, payroll, lab supplies and outside laboratory services. Paramedical services increased primarily due to continued growth of the ExamOne paramedical operations. Payroll increased due to the addition of CPL, increased specimen volume in the healthcare laboratory testing segment and growth of teleunderwriting and attending physician statement services. Risk assessment cost of sales, including all of the above mentioned factors, increased to $39.5 million in 2003 from $37.0 million in the first quarter 2002. Healthcare cost of sales were $12.1 million as compared to $7.5 million in the first quarter 2002. SAT cost of sales expenses decreased to $4.5 million as compared to $4.7 million in the first quarter 2002 primarily due to savings on payroll expense and testing reagents.

As a result of the above factors, gross profit for the quarter increased $4.4 million or 21% from $21.4 million in 2002 to $25.8 million in 2003. Risk assessment gross profit increased 18% or $2.4 million on an increase in revenue of $4.9 million. Healthcare gross profit increased 29% or $1.9 million on an increase in revenue of $6.5 million. SAT gross profit increased 8% or $0.1 million on a decrease in revenue of $0.1 million.

Selling, general and administrative expenses increased $2.2 million or 14% in the first quarter 2003 as compared to the prior year. This increase is primarily due to increases in payroll expenses, a software write-off included as depreciation expense, insurance expense and bad debt accruals. Risk assessment overhead expenditures increased to $4.5 million in 2003 from $4.1 million in the first quarter 2002 primarily due to the depreciation impact from the software asset write-off. Healthcare overhead expenditures increased to $4.6 million as compared to $3.9 million in 2002 due primarily to an increase in payroll and bad debt expense, partially offset by lower Lab Card production expenses. SAT overhead expenditures decreased to $0.8 million as compared to $1.0 million in 2002 primarily due to lower bad debt and payroll expense.

Operating earnings increased from $5.7 million in the first quarter 2002 to $7.9 million in 2003. The risk assessment segment operating earnings were $11.4 million in 2003 as compared to $9.3 million in the first quarter 2002. The healthcare segment operating earnings were $3.8 million in 2003 as compared to $2.7 million in 2002. The SAT segment operating earnings were $0.7 million in the first quarter 2003 as compared to $0.4 million in 2002. General corporate operating expenses increased to $8.1 million from $6.7 million in the first quarter 2002 primarily due to higher payroll expenses and insurance expenses.

Non operating expense decreased $0.3 million due to lower interest expense and increased interest income. The effective income tax rate was 37% in the first quarter 2003 as compared to 36% in 2002.

The combined effect of the above factors resulted in net earnings of $4.6 million in the first quarter 2003 as compared to $3.1 million in 2002. Convertible preferred dividends in the first quarter 2003 were $0.8 million and earnings available to common shareholders were $3.8 million (See "Financial Position, Liquidity and Capital Resources").

Basic earnings per share in the first quarter 2003 were $0.32 and fully diluted earnings per share were $0.27. Basic earnings per share in the first quarter 2002 were $0.21 and fully diluted earnings per share were $0.19. The basic weighted average number of shares outstanding in the first quarter of 2003 and 2002 were 11,669,109 and 11,159,409, respectively. The fully diluted weighted average number of shares outstanding in 2003 and 2002 were 16,609,572 and 15,895,186, respectively.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

LabOne's working capital position decreased by $0.3 million to $40.1 million at March 31, 2003 from $40.4 million at December 31, 2002. Net cash provided by operations was $7.9 million as compared to $1.4 million in the first quarter of 2002. The increase is due to higher net income and favorable changes in current asset and liability accounts.

During the first three months of 2003, net additions to property, plant and equipment were $1.5 million primarily due to software and information systems development. Cash used for acquisitions of paramedical businesses was $1.3 million, which was principally recorded as goodwill.

Net additions to property, plant and equipment in the first three months of 2002 were $3.0 million primarily due to software and information systems development. Cash used for acquisitions of paramedical businesses was $3.4 million.

The Company reduced its line of credit borrowings in the three month period by $5.0 million to $47 million from $52 million at December 31, 2002. Under the Company's line of credit, which expires in 2005, the total funds available are up to $100 million. The interest expense on the line of credit is based on the LIBOR rate plus a range of 125 to 225 basis points and, including bank fees, is currently approximately 3.1%. The Company pays a commitment fee on the unused portion of 0.5% annually. Interest on the industrial revenue bonds issued to finance the construction of the Company's facility is based on a taxable seven-day variable rate which, including letter of credit and remarketing fees, is approximately 2.5% as of May 1, 2003.

At March 31, 2003, LabOne had total cash and investments of $8.4 million as compared to $8.1 million at December 31, 2002. The Company expects to fund operations from a combination of cash flows from operations and short-term borrowings.

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

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk.

An interest rate risk exposure exists due to LabOne's variable interest rates associated with its liability of $47.0 million borrowing on its line of credit and $12.6 million in industrial revenue bonds. The interest expense on the line of credit is based on the LIBOR rate plus a range of 125 to 225 basis points and is approximately 3.1% at May 1, 2003. The interest expense incurred on the bonds is based on a taxable seven-day variable rate which, including letter of credit and remarketing fees, is approximately 2.5% as of May 1, 2003. Any future increase in interest rates would result in additional interest expense which could be material. An assumed 10% increase in interest rates (representing approximately 30 basis points) would potentially increase interest expense on these instruments by $0.2 million annually.

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

PART II. OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

10.1     LabOne 2003 Management Incentive Compensation Program
99.1     Sarbanes-Oxley Act Certification by Chief Executive Officer
99.2     Sarbanes-Oxley Act Certification by Chief Financial Officer

(b) Reports on Form 8-K

A Form 8-K current report dated December 31, 2002 was filed with the Commission reporting under Item 9. Regulation FD Disclosure, the prepayment of $15 million of Series A Senior Subordinated Notes.

A Form 8-K current report dated February 18, 2003 was filed with the Commission reporting under Item 9. Regulation FD Disclosure, the content of the fourth quarter and year end financial results conference call to investors.

A Form 8-K current report dated May 12, 2003 was filed with the Commission reporting under Item 9. Regulation FD Disclosure, the content of the first quarter 2003 financial results conference call to investors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LabOne, Inc.

Date: May 14, 2003	By /s/ John W. McCarty John W. McCarty Executive V.P. and Chief Financial Officer

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

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By /s/ W. Thomas Grant II W. Thomas Grant II, Chairman of the Board, President and Chief Executive Officer

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

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By /s/ John W. McCarty John W. McCarty Executive V.P. and Chief Financial Officer