Form 10-Q
period 2003-06-30
LABONE INC/
filed 2003-08-14
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2003

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

Yes /X/    No /  /

Number of shares outstanding of the only class of Registrant's common stock, $.01 par value, as of July 31, 2003 - 11,734,974.

LabOne, Inc.

Form 10-Q for the Second Quarter, 2003

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LabOne, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$ 10,580,554	8,107,554
Accounts and notes receivable - trade, net of allowance for doubtful accounts of $8,101,652 in 2003 and $7,075,748 in 2002	52,331,434	48,669,148
Inventories	5,083,317	4,739,423
Prepaid expenses and other current assets	4,411,973	3,967,757
Deferred income taxes	5,044,125	3,865,539
Total current assets	77,451,403	69,349,421
Property, plant and equipment	110,031,949	106,946,090
Less accumulated depreciation	64,442,683	60,094,949
Net property, plant and equipment	45,589,266	46,851,141
Other assets:
Goodwill	97,721,939	96,309,148
Other intangible assets	1,855,284	1,967,282
Debt issue costs, net of accumulated amortization of $694,746 in 2003 and $395,262 in 2002	1,231,987	1,522,552
Deposits and other assets	780,760	691,980
Total assets	$ 224,630,639	216,691,524

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 15,649,220	15,373,393
Accrued payroll and benefits	9,720,947	9,148,323
Other accrued expenses	3,053,750	2,000,703
Income taxes payable	911,349	454,206
Current portion of long-term debt	1,944,445	2,005,596
Total current liabilities	31,279,711	28,982,221

Long-term debt	57,960,367	63,050,455
Deferred income taxes - noncurrent	4,546,135	4,598,957

Stockholders' equity:
Preferred stock, $.01 par value per share; 3,000,000 total authorized shares: Series B-1: 8% convertible; 45,000 shares authorized; 40,270 shares issued in 2003, and 38,865 shares issued in 2002	40,269,981	38,865,492
Common stock, $.01 par value per share; 40,000,000 shares authorized, 13,050,020 shares issued	130,500	130,500
Additional paid-in capital	41,409,988	48,865,813
Accumulated comprehensive loss - equity adjustment from foreign currency translation	(449,520)	(867,147)
Retained earnings	66,258,467	58,217,280
Less treasury stock of 1,327,267 shares in 2003 and 1,756,027 shares in 2002	(16,774,990)	(25,152,047)
Total stockholders' equity	130,844,426	120,059,891
Total liabilities and stockholders' equity	$ 224,630,639	216,691,524

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

Sales	$ 83,963,198	75,032,137	$ 165,890,960	145,673,173
Cost of sales
Cost of sales expenses	55,994,281	50,788,654	111,038,816	99,146,451
Depreciation expense	1,092,504	945,505	2,138,164	1,815,681
Total cost of sales	57,086,785	51,734,159	113,176,980	100,962,132
Gross profit	26,876,413	23,297,978	52,713,980	44,711,041

Selling, general and administrative
Selling, general and administrative expenses	16,956,847	14,999,864	33,107,205	29,309,066
Depreciation expense	1,270,118	1,360,511	2,972,304	2,710,080
Amortization expense	111,693	625	221,997	70,057
Total selling, general and administrative	18,338,658	16,361,000	36,301,506	32,089,203
Operating earnings	8,537,755	6,936,978	16,412,474	12,621,838

Interest expense	(698,947)	(918,481)	(1,415,074)	(1,802,501)
Investment income	14,059	40,514	104,540	56,528
Other, net	78,574	8,527	107,994	7,681
Earnings before income taxes	7,931,441	6,067,538	15,209,934	10,883,546
Income tax expense	2,886,309	2,432,062	5,614,126	4,148,824
Net earnings	$ 5,045,132	3,635,476	$ 9,595,808	6,734,722

Basic earnings per share	$ 0.36	0.26	$ 0.69	0.47
Diluted earnings per share	$ 0.30	0.22	$ 0.57	0.42

Computation of earnings per share amounts:
Net earnings	$ 5,045,132	3,635,476	$ 9,595,808	6,734,722
Preferred dividend on B-1 preferred stock	(787,405)	(728,000)	(1,554,621)	(1,437,334)
Net earnings available to common shareholders	$ 4,257,727	2,907,476	$ 8,041,187	5,297,388

Weighted average common shares (basic)	11,691,270	11,382,827	11,680,251	11,271,735
Common shares issuable upon conversion of preferred stock	4,810,294	4,447,756	4,763,922	4,404,700
Dilutive effect of employee stock options	244,495	420,227	234,550	342,515
Weighted average common shares outstanding (diluted)	16,746,059	16,250,810	16,678,723	16,018,950

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2003
(Unaudited)
			Additional	Accumulated			Total
	Common	Preferred	paid-in	comprehensive	Retained	Treasury	stockholders'
	stock	stock	capital	income (loss)	earnings	stock	equity
Balance at December 31, 2002	$ 130,500	38,865,492	48,865,813	(867,147)	58,217,280	(25,152,047)	120,059,891

Comprehensive income:
Net earnings					9,595,808		9,595,808
Equity adjustment from foreign currency translation				417,627			417,627
Preferred stock dividend		1,554,621			(1,554,621)		—
Directors' stock issued (875 shares)			159			17,393	17,552
Stock options exercised (139,511 shares)			(771,691)			2,773,170	2,001,479
Tax benefit from exercise of options			305,018				305,018
Purchase of treasury stock (79,476 shares)						(1,552,699)	(1,552,699)
Conversion of preferred stock (130 shares) to common stock (18,044 shares)		(150,132)	(69,989)			220,106	(15)
WCAS warrants exercised (350,000 shares)			(6,919,322)			6,922,822	3,500
Purchase of treasury stock (194 shares)-WCAS warrants exercised						(3,735)	(3,735)
Balance at June 30, 2003	$ 130,500	40,269,981	41,409,988	(449,520)	66,258,467	(16,774,990)	130,844,426

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
	2003	2002
Cash provided by (used for) operations:
Net earnings	$ 9,595,808	6,734,722
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	5,636,495	4,635,323
Provision for loss on accounts receivable	3,234,899	3,158,293
Gain on disposal of property and equipment	(32,049)	(27,754)
Directors' stock compensation	17,552	17,542
Provision for deferred taxes	(1,225,491)	(249,058)
Changes in:
Accounts and notes receivable - trade	(6,897,185)	(9,527,179)
Income taxes	457,143	160,591
Income tax benefit - exercise of stock options	305,018	2,183,515
Inventories	(343,894)	505,140
Prepaid expenses and other current assets	(444,216)	577,099
Accounts payable	275,827	846,556
Accrued payroll and benefits	572,624	(1,573,544)
Other accrued expenses	473,543	(414,410)
Other current liabilities	337,196	(64,427)
Other	(80,538)	8,993
Net cash provided by operations	11,882,732	6,971,402
Cash provided by (used for) investment transactions:
Property, plant and equipment	(3,807,384)	(4,495,821)
Proceeds from sale of property, plant, and equipment	53,674	18,124
Acquisition of businesses	(1,357,965)	(3,836,359)
Net cash used for investment transactions	(5,111,675)	(8,314,056)
Cash provided by (used for) financing transactions:
Line of credit, net	(5,000,000)	8,000,000
Financing costs	—	(1,483,605)
Exercised value of stock options and warrants	2,004,979	9,515,038
Treasury stock acquisition cost from exercise of stock options and warrants	(1,556,434)	(8,486,200)
Payments on long-term debt	(6,463)	(13,154)
Notes payable	(59,000)	(50,000)
Preferred stock conversion	(15)	—
Net cash provided by (used for) financing transactions	(4,616,933)	7,482,079
Effect of foreign currency translation	318,876	74,015
Net increase in cash and cash equivalents	2,473,000	6,213,440
Cash and cash equivalents - beginning of period	8,107,554	5,949,591
Cash and cash equivalents - end of period	$ 10,580,554	12,163,031

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 914,849	1,431,570
Income taxes	$ 6,181,737	2,182,852

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2003 and 2002

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

The financial information furnished herein as of June 30, 2003, and for the periods ended June 30, 2003, and 2002, is unaudited; however, in the opinion of management, it reflects all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state the Company's financial position, the results of its operations and cash flows. The balance sheet information as of December 31, 2002, has been derived from the audited consolidated financial statements as of that date. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

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

Goodwill and Other Intangible Assets

Total intangible assets as of June 30, 2003, comprised $97.7 million of goodwill, $0.9 million for noncompete agreements, $0.9 million for a customer contract and $0.1 million for customer lists. Intangible assets as of December 31, 2002, comprised $96.3 million of goodwill, $0.9 million for noncompete agreements, $1.0 million for a customer contract and $0.1 million for customer lists. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead tested for impairment at least annually in accordance with the provisions in the statement. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their residual values and reviewed for impairment.

Comprehensive Income

The following table is a reconciliation of the Company's net earnings to comprehensive income for the three month and six month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net earnings	$ 5,045,132	3,635,476	$ 9,595,808	6,734,722
Other comprehensive income:
Foreign currency translation adjustment	277,212	126,348	417,627	96,449
Comprehensive income	$ 5,322,344	3,761,824	$10,013,435	6,831,171

Business Segment Information

The Company operates two divisions: risk assessment services and clinical (comprised of healthcare and substance abuse testing). The following table presents selected financial information for each segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Sales:
Risk assessment services	$ 55,714,017	53,006,292	$ 111,091,521	103,486,704
Clinical:
Healthcare	21,250,051	14,650,232	41,844,635	28,723,538
Substance abuse testing	6,999,130	7,375,613	12,954,804	13,462,931
Total sales	$ 83,963,198	75,032,137	$ 165,890,960	145,673,173

Operating earnings:
Risk assessment services	$ 11,818,836	10,158,840	$ 23,189,566	19,481,065
Clinical:
Healthcare	3,534,580	2,879,964	7,392,730	5,549,330
Substance abuse testing	1,250,275	1,160,166	1,966,633	1,584,477
General corporate expense	(8,065,936)	(7,261,992)	(16,136,455)	(13,993,034)
Total operating earnings	8,537,755	6,936,978	16,412,474	12,621,838
Other expense	(606,314)	(869,440)	(1,202,540)	(1,738,292)
Earnings before income taxes	$ 7,931,441	6,067,538	$ 15,209,934	10,883,546

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

The following table illustrates the effect on net earnings if the fair-value based method had been applied to all outstanding and unvested awards in each period, consistent with the method prescribed by SFAS 123, as amended by SFAS 148:

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002
Net earnings, as reported	$ 5,045,132	3,635,476	$ 9,595,808	6,734,722
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(326,416)	(191,670)	(812,934)	(543,238)
Proforma net earnings	$ 4,718,716	3,443,806	$ 8,782,874	6,191,484

Basic earnings per share:
As reported	$ 0.36	0.26	$ 0.69	0.47
Proforma	$ 0.34	0.24	$ 0.62	0.42

Diluted earnings per share:
As reported	$ 0.30	0.22	$ 0.57	0.42
Proforma	$ 0.28	0.21	$ 0.53	0.39

Contingencies

In the normal course of business, LabOne had certain lawsuits pending at June 30, 2003. Although LabOne cannot predict the outcome of such proceedings or any other claims made against it, management believes that the ultimate resolution of these claims will not have a material adverse impact on the Company's financial position, results of operations and its cash flows.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

	Three months ended			Six months ended
	June 30,			June 30,
	2003	2002	% Inc.	2003	2002	% Inc.
Sales	$ 83,963,198	$ 75,032,137	12%	$ 165,890,960	$ 145,673,173	14%
Net earnings	$ 5,045,132	$ 3,635,476	39%	$ 9,595,808	$ 6,734,722	42%
Basic earnings per common share	$ 0.36	$ 0.26		$ 0.69	$ 0.47
Diluted earnings per common share	$ 0.30	$ 0.22		$ 0.57	$ 0.42

LabOne provides certified and accredited laboratory testing, investigative services and paramedical examinations for the insurance industry; laboratory testing services for the healthcare industry; and substance abuse testing services for employers.

LabOne's risk assessment division provides underwriting and claims support services to the insurance industry including: teleunderwriting, specimen collection, paramedical examinations, laboratory testing, telephone inspections, motor vehicle reports, claims investigation services and medical information retrieval. The laboratory tests performed by the Company are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on specimens of individual life insurance policy applicants, but also includes specimens of individuals applying for individual and group medical and disability policies.

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

SECOND QUARTER ANALYSIS

Net sales increased 12% in the second quarter 2003 to $84.0 million from $75.0 million in the second quarter 2002. The increase of $8.9 million was due to increases in healthcare laboratory revenue of $6.6 million and risk assessment services revenue of $2.7 million, partially offset by a decrease in substance abuse testing (SAT) revenue of $0.4 million. Total revenue from clinical and risk assessment laboratory services was $51.0 million as compared to $46.1 million in the second quarter 2002.

During the second quarter, healthcare revenue increased 45% to $21.3 million as compared to $14.7 million in the prior year. Total patients tested increased 37% due to growth in LabOne's customer base and the addition of CPL, acquired in December 2002. Average revenue per patient increased 6% as compared to the second quarter 2002. Healthcare revenue attributable to the acquisition of CPL was $3.0 million for the quarter. SAT revenue decreased 5% to $7.0 million in 2003 from $7.4 million in 2002 due to an 8% decrease in testing volumes, partially offset by a 3% increase in average revenue per specimen.

The risk assessment services division revenue increased $2.7 million to $55.7 million primarily due to growth of paramedical (ExamOne) revenue and teleunderwriting revenue. Revenue from ExamOne grew $1.9 million or 10% to $20.6 million for the quarter. Teleunderwriting revenue increased to $3.2 million from $1.9 million in 2002. The total number of insurance applicants tested in the second quarter 2003 decreased by 10% as compared to the same quarter last year because of the substantial increases last year, likely associated with the events of 9/11. Average revenue per insurance applicant increased 3% due to an increase in reflex testing.

Cost of sales increased $5.4 million or 10% in the second quarter 2003 as compared to the prior year, due primarily to increases in payroll, outside services (including paramed collections and physician statement fees), lab supplies and outside laboratory services. Payroll increased due to the addition of CPL, increased specimen volume in the healthcare laboratory testing segment and growth of teleunderwriting and attending physician statement services. Paramedical services increased primarily due to continued growth of the ExamOne paramedical operations. Risk assessment cost of sales, including all of the above mentioned factors, increased to $39.4 million in 2003 from $38.2 million in the second quarter 2002. Healthcare cost of sales were $12.8 million as compared to $8.1 million in the second quarter 2002. SAT cost of sales expenses decreased to $4.9 million as compared to $5.4 million in the second quarter 2002 primarily due to savings on collection supplies, testing reagents and payroll expense.

As a result of the above factors, gross profit for the quarter increased 15% or $3.6 million from $23.3 million in 2002 to $26.9 million in 2003. Risk assessment gross profit increased 11% or $1.6 million on an increase in revenue of $2.7 million. Healthcare gross profit increased 29% or $1.9 million on an increase in revenue of $6.6 million. SAT gross profit increased 5% or $0.1 million on a decrease in revenue of $0.4 million.

Selling, general and administrative expenses increased $2.0 million or 12% in the second quarter 2003 as compared to the prior year. This increase is primarily due to increases in payroll expenses, insurance expense, consulting expense and bad debt accruals. Risk assessment overhead expenditures decreased to $4.5 million in 2003 from $4.6 million in the second quarter 2002. Healthcare overhead expenditures increased to $4.9 million as compared to $3.7 million in 2002 due primarily to an increase in payroll and bad debt expense. SAT overhead expenditures remained steady at $0.8 million for the quarter.

Operating earnings increased from $6.9 million in the second quarter 2002 to $8.5 million in 2003. The risk assessment segment operating earnings were $11.8 million in 2003 as compared to $10.2 million in the second quarter 2002. The healthcare segment operating earnings were $3.5 million in 2003 as compared to $2.9 million in 2002. The SAT segment operating earnings were $1.3 million in the second quarter 2003 as compared to $1.2 million in 2002. General corporate operating expenses increased to $8.1 million from $7.3 million in the second quarter 2002 primarily due to higher payroll expenses and insurance expenses.

Non operating expense decreased $0.3 million primarily due to lower interest expense. The effective income tax rate was 36% in the second quarter 2003 as compared to 40% in 2002. The federal, state and Canadian income tax rates produce a statutory tax rate of approximately 39% of pre-tax income. The Company, pursuant to certain state income tax credits available to it, is able to reduce its effective rate upon usage of these credits. Upon exercise of certain employee non-qualified stock options during 2002, the usage of the state income tax credits became unavailable due to the reduction in state taxable income thereby increasing the reported effective tax rate.

The combined effect of the above factors resulted in net earnings of $5.0 million in the second quarter 2003 as compared to $3.6 million in 2002. Convertible preferred dividends in the second quarter 2003 were $0.8 million and earnings available to common shareholders were $4.3 million (See "Financial Position, Liquidity and Capital Resources").

Basic earnings per share in the second quarter 2003 were $0.36 and fully diluted earnings per share were $0.30. Basic earnings per share in the second quarter 2002 were $0.26 and fully diluted earnings per share were $0.22. The basic weighted average number of shares outstanding in the second quarter of 2003 and 2002 were 11,691,270 and 11,382,827, respectively. The fully diluted weighted average number of shares outstanding in 2003 and 2002 were 16,746,059 and 16,250,810, respectively.

YEAR TO DATE ANALYSIS

Net sales increased 14% in the six month period ended June 30, 2003, to $165.9 million from $145.7 million in the same period last year. The increase of $20.2 million was due to increases in healthcare laboratory revenue of $13.1 million and risk assessment services revenue of $7.6 million, partially offset by a decrease in SAT revenue of $0.5 million. Total revenue in the first six months of 2003 from clinical and risk assessment laboratory services was $100.3 million as compared to $90.5 million in 2002.

Healthcare revenue increased 46% in the first six months of 2003 to $41.8 million as compared to $28.7 million in the prior year. Total patients tested increased 38% due to growth in LabOne's customer base and the addition of CPL. Average revenue per patient increased 6%. Healthcare revenue from the acquisition of CPL was $6.0 million for the first six months of 2003. SAT revenue decreased 4% to $13.0 million in 2003 from $13.5 million in 2002 due to a 6% decrease in testing volumes, partially offset by a 2% increase in average revenue per specimen.

The risk assessment services division revenue increased $7.6 million to $111.1 million primarily due to growth in ExamOne revenue, teleunderwriting revenue and attending physician statement (APS) revenue. ExamOne revenue increased $4.6 million and teleunderwriting revenue increased $3.8 million in the six month period. These increases were partially offset by a 7% decrease in insurance laboratory testing revenue. The total number of insurance applicants tested in the first six months decreased by 9% as compared to last year because of the substantial increases last year, likely associated with the events of 9/11. Average revenue per insurance applicant increased 3%.

Cost of sales increased $12.2 million or 12% in the six month period as compared to the prior year. This increase was due primarily to growth in the clinical laboratory division and the acquisition of CPL. Additionally, the insurance division experienced increases in paramed collections, physician statement and information services fees, partially offset by lower laboratory payroll and supplies expenses. Paramedical services increased primarily due to continued growth of the ExamOne paramedical operations. Risk assessment cost of sales, including the above mentioned factors, increased to $78.9 million in 2003 from $75.3 million in 2002. Healthcare cost of sales in the six month period were $24.9 million as compared to $15.6 million in 2002. SAT cost of sales expenses decreased to $9.4 million as compared to $10.1 million in 2002.

As a result of the above factors, year to date gross profit increased 18% or $8.0 million from $44.7 million in 2002 to $52.7 million in 2003. Risk assessment gross profit increased 14% or $4.0 million on an increase in revenue of $7.6 million. Healthcare gross profit increased 29% or $3.8 million on an increase in revenue of $13.1 million. SAT gross profit increased 6% or $0.2 million on a decrease in revenue of $0.5 million.

Selling, general and administrative expenses increased $4.2 million or 13% in the first six months of 2003 as compared to the prior year. The increase is primarily due to increases in payroll expenses, insurance expense, consulting expense and bad debt accruals. Risk assessment overhead expenditures increased to $9.0 million in 2003 from $8.7 million in 2002 primarily due to a software write-off included as depreciation expense, consulting expense and accruals for legal expenses. Healthcare overhead expenditures were $9.5 million as compared to $7.6 million in 2002 due to the addition of CPL and an increase in bad debt expense. SAT overhead expenditures decreased to $1.6 million as compared to $1.8 million in 2002 primarily due to lower bad debt accruals and payroll expense.

Operating income increased from $12.6 million in the first six months of 2002 to $16.4 million in 2003. The risk assessment segment operating income was $23.2 million in 2003 as compared to $19.5 million in 2002. The healthcare segment operating income was $7.4 million in 2003 as compared to $5.5 million in 2002. The SAT segment operating income year to date was $2.0 million in 2003 as compared to $1.6 million in 2002. Administrative operating expenses increased to $16.1 million from $14.0 million in 2002 primarily due to higher payroll and insurance expenses.

Non operating expense decreased $0.5 million primarily due to decreased interest expense. The effective income tax rate was 37% in the first six months of 2003 as compared to 38% in 2002.

The combined effect of the above factors resulted in net income of $9.6 million in 2003 as compared to net income of $6.7 million in 2002. Preferred dividends were $1.6 million and earnings available to common shareholders were $8.0 million in the first six months of 2003.

Basic earnings per share year to date 2003 were $0.69 and fully diluted earnings per share were $0.57. Basic earnings per share were $0.47 and diluted earnings per share were $0.42 in 2002. The basic weighted average number of shares outstanding in the first six months of 2003 and 2002 were 11,680,251 and 11,271,735, respectively. The fully diluted weighted average number of shares outstanding in 2003 and 2002 were 16,678,723 and 16,018,950, respectively.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

LabOne's working capital position increased by $5.8 million to $46.2 million at June 30, 2003, from $40.4 million at December 31, 2002. During the first six months of 2003, net cash provided by operations was $11.9 million as compared to $7.0 million in 2002. The increase is due to higher net income and favorable changes in current asset and liability accounts.

During the first six months of 2003, net additions to property, plant and equipment were $3.8 million primarily due to software and information systems development. Cash used for acquisitions of paramedical businesses was $1.4 million, which was principally recorded as goodwill. Net additions to property, plant and equipment in the first six months of 2002 were $4.5 million and cash used for acquisitions of paramedical businesses was $3.8 million.

On August 1, 2003, the Company announced that it signed an agreement to acquire the MetLife Insurance Testing Laboratory and entered into a long-term agreement to provide laboratory testing services to MetLife, Inc. LabOne expects this transaction to close in the fourth quarter of 2003. On August 6, 2003, the Company announced that it acquired ScanTech Solutions, L.L.C., from Protective Life Corporation and entered into long-term agreements to provide certain Protective Life affiliates with teleunderwriting, paramedical examination, laboratory testing and medical document retrieval services. Both transactions will be funded with cash from operations or borrowings under the Company's line of credit.

The Company reduced its line of credit borrowings in the six month period by $5.0 million to $47 million from $52 million at December 31, 2002. Under the Company's line of credit, which expires in 2005, the total funds available are up to $100 million. The interest expense on the line of credit is based on the LIBOR rate plus a range of 125 to 225 basis points and, including bank fees, is currently approximately 2.9%. The Company pays a commitment fee on the unused portion of 0.5% annually. Interest on the industrial revenue bonds issued to finance the construction of the Company's facility is based on a taxable seven-day variable rate which, including letter of credit and remarketing fees, is approximately 2.3% as of July 31, 2003.

At June 30, 2003, LabOne had total cash and investments of $10.6 million as compared to $8.1 million at December 31, 2002. The Company expects to fund operations from a combination of cash flows from operations and short-term borrowings.

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

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk.

An interest rate risk exposure exists due to LabOne's variable interest rates associated with its liability of $47.0 million borrowing on its line of credit and $12.6 million in industrial revenue bonds. The interest expense on the line of credit is based on the LIBOR rate plus a range of 125 to 225 basis points and is approximately 2.9% at July 31, 2003. The interest expense incurred on the bonds is based on a taxable seven-day variable rate which, including letter of credit and remarketing fees, is approximately 2.3% as of July 31, 2003. Any future increase in interest rates would result in additional interest expense which could be material. An assumed 10% increase in interest rates (representing approximately 30 basis points) would potentially increase interest expense on these instruments by $0.2 million annually.

ITEM 4 - Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also are designed to ensure that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. Management of the Company, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

PART II. OTHER INFORMATION

ITEM 4 - Submission of Matters to a Vote of Security Holders

(a) The annual stockholders' meeting was held on May 21, 2003.

(c) The following matters were voted upon at the annual meeting:

(1) The election of two class A directors to the Board of Directors. For Mr. James R. Seward there were 8,251,498 votes for and 1,588,400 votes withheld. For Mr. D. Scott Mackesy there were 9,497,767 votes for and 342,131 votes withheld. Directors whose term of office as a director continued after the meeting are Messrs. W. Thomas Grant, II, W. Roger Drury, John P. Mascotte, Paul B. Queally, Sean B. Traynor and John E. Walker.

(2) Approval of the appointment of KPMG LLP as independent auditor for fiscal year 2003. Of the 9,839,897 common shares represented, 9,538,964 were voted for, and 294,387 were voted against; there were 6,546 abstentions and 1 share unvoted. The 35,000 Series B-1 Cumulative Convertible Preferred shares equating to 4,410,000 votes were voted for.

ITEM 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

10.1 Amendment No. 1 to Warrant Agreement between the Registrant and Welsh Carson Anderson & Stowe IX, L.P.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. 'SS' 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. 'SS' 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

A Form 8-K current report dated May 12, 2003, was filed with the Commission reporting under Item 9. Regulation FD Disclosure, the content of the second quarter 2003 financial results conference call to investors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LabOne, Inc.

Date: August 14, 2003	By /s/ John W. McCarty John W. McCarty Executive V.P. and Chief Financial Officer