Form 10-Q
period 2003-09-30
LABONE INC/
filed 2003-11-13
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2003

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

Yes /X/    No /  /

Number of shares outstanding of the only class of Registrant's common stock, $.01 par value, as of October 31, 2003 - 12,843,152.

LabOne, Inc.

Form 10-Q for the Third Quarter, 2003

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LabOne, Inc. and Subsidiaries
Consolidated Balance Sheets
	September 30,	December 31,
	2003	2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 9,673,197	8,107,554
Accounts and notes receivable - trade, net of allowance for doubtful accounts of $9,171,391 in 2003 and $7,075,748 in 2002	57,751,207	48,669,148
Inventories	5,139,741	4,739,423
Prepaid expenses and other current assets	5,206,750	3,967,757
Deferred income taxes	5,608,726	3,865,539
Total current assets	83,379,621	69,349,421
Property, plant and equipment	112,513,420	106,946,090
Less accumulated depreciation	66,697,302	60,094,949
Net property, plant and equipment	45,816,118	46,851,141
Other assets:
Goodwill	97,647,999	96,309,148
Other intangible assets	6,766,621	1,967,282
Debt issue costs, net of accumulated amortization of $898,269 in 2003 and $395,262 in 2002	1,028,464	1,522,552
Deposits and other assets	675,855	691,980
Total assets	$ 235,314,678	216,691,524

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 17,869,698	15,373,393
Accrued payroll and benefits	12,252,192	9,148,323
Other accrued expenses	3,619,500	2,000,703
Income taxes payable	560,481	454,206
Current portion of long-term debt	1,915,158	2,005,596
Total current liabilities	36,217,029	28,982,221

Long-term debt	56,225,772	63,050,455
Deferred income taxes - noncurrent	4,655,486	4,598,957

Stockholders' equity:
Preferred stock, $.01 par value per share; 3,000,000 total authorized shares: Series B-1: 8% convertible; 45,000 shares authorized; 32,744 shares issued in 2003, and 38,865 shares issued in 2002	32,743,756	38,865,492
Common stock, $.01 par value per share; 40,000,000 shares authorized, 14,050,071 shares issued in 2003, and 13,050,020 shares issued in 2002	140,500	130,500
Additional paid-in capital	50,436,247	48,865,813
Accumulated comprehensive loss - equity adjustment from foreign currency translation	(486,960)	(867,147)
Retained earnings	70,851,949	58,217,280
Less treasury stock of 1,220,212 shares in 2003 and 1,756,027 shares in 2002	(15,469,101)	(25,152,047)
Total stockholders' equity	138,216,391	120,059,891
Total liabilities and stockholders' equity	$ 235,314,678	216,691,524

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

Sales	$ 88,115,050	74,577,461	$ 254,006,010	220,250,634
Cost of sales
Cost of sales expenses	59,008,775	50,822,212	170,047,590	149,968,663
Depreciation expense	1,153,815	1,037,833	3,291,979	2,853,514
Total cost of sales	60,162,590	51,860,045	173,339,569	152,822,177
Gross profit	27,952,460	22,717,416	80,666,441	67,428,457

Selling, general and administrative
Selling, general and administrative expenses	17,124,893	14,155,260	50,232,098	43,464,326
Depreciation expense	1,230,367	1,276,652	4,202,671	3,986,733
Amortization expense	285,189	625	507,186	70,682
Total selling, general and administrative	18,640,449	15,432,537	54,941,955	47,521,741
Operating earnings	9,312,011	7,284,879	25,724,486	19,906,716

Interest expense	(741,986)	(1,134,565)	(2,157,060)	(2,964,541)
Investment income	7,160	121,236	111,700	177,764
Other, net	(37,806)	(5,603)	70,187	29,554
Earnings before income taxes	8,539,379	6,265,947	23,749,313	17,149,493
Income tax expense	3,151,695	2,519,376	8,765,821	6,668,200
Net earnings	$ 5,387,684	3,746,571	$ 14,983,492	10,481,293

Basic earnings per share	$ 0.39	0.26	$ 1.07	0.73
Diluted earnings per share	$ 0.32	0.23	$ 0.89	0.65

Computation of earnings per share amounts:
Net earnings	$ 5,387,684	3,746,571	$ 14,983,492	10,481,293
Preferred dividend on B-1 preferred stock	(794,202)	(737,707)	(2,348,823)	(2,175,041)
Net earnings available to common shareholders	$ 4,593,482	3,008,864	$ 12,634,669	8,306,252

Weighted average common shares (basic)	11,908,231	11,623,275	11,757,079	11,390,203
Common shares issuable upon conversion of preferred stock	4,756,442	4,535,290	4,774,983	4,448,708
Dilutive effect of employee stock options	310,239	308,809	264,202	334,400
Weighted average common shares outstanding (diluted)	16,974,912	16,467,374	16,796,264	16,173,311

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2003
(Unaudited)
		Convertible	Additional	Accumulated			Total
	Common	preferred	paid-in	comprehensive	Retained	Treasury	stockholders'
	stock	stock	capital	income (loss)	earnings	stock	equity
Balance at December 31, 2002	$ 130,500	38,865,492	48,865,813	(867,147)	58,217,280	(25,152,047)	120,059,891

Comprehensive income:
Net earnings					14,983,492		14,983,492
Equity adjustment from foreign currency translation				380,187			380,187
Preferred stock dividend		2,348,823			(2,348,823)		—
Directors' stock issued (875 shares)			159			17,393	17,552
Stock options exercised (246,566 shares)			(397,152)			4,079,059	3,681,907
Tax benefit from exercise of options			646,311				646,311
Purchase of treasury stock (79,476 shares)						(1,552,699)	(1,552,699)
Conversion of preferred stock (7,214 shares) to common stock (1,018,095 shares)	10,000	(8,470,559)	8,240,438			220,106	(15)
WCAS warrants exercised (350,000 shares)			(6,919,322)			6,922,822	3,500
Purchase of treasury stock (194 shares)-WCAS warrants exercised						(3,735)	(3,735)
Balance at September 30, 2003	$ 140,500	32,743,756	50,436,247	(486,960)	70,851,949	(15,469,101)	138,216,391

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
	2003	2002
Cash provided by (used for) operations:
Net earnings	$ 14,983,492	10,481,293
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	8,511,660	7,104,736
Provision for loss on accounts receivable	5,074,242	4,053,178
Gain on disposal of property and equipment	(11,782)	(22,132)
Directors' stock compensation	17,552	19,419
Provision for deferred taxes	(1,681,469)	(115,680)
Changes in:
Accounts and notes receivable - trade	(13,018,407)	(10,647,558)
Income taxes	106,275	(807,482)
Income tax benefit - exercise of stock options	646,311	2,411,390
Inventories	(400,318)	1,087,327
Prepaid expenses and other current assets	(965,627)	(93,849)
Accounts payable	2,064,946	100,183
Accrued payroll and benefits	3,103,869	236,604
Other accrued expenses	970,692	(512,772)
Other current liabilities	(119,002)	(13,217)
Other	(128,834)	20,931
Net cash provided by operations	19,153,600	13,302,371
Cash provided by (used for) investment transactions:
Property, plant and equipment	(5,944,071)	(6,259,336)
Proceeds from sale of property, plant, and equipment	55,010	54,203
Acquisition of businesses	(7,201,863)	(4,378,759)
Net cash used for investment transactions	(13,090,924)	(10,583,892)
Cash provided by (used for) financing transactions:
Line of credit, net	(5,000,000)	5,000,000
Financing costs	—	(1,725,668)
Exercised value of stock options and warrants	3,685,407	10,210,565
Treasury stock acquisition cost from exercise of stock options and warrants	(1,556,434)	(9,025,767)
Payments on long-term debt	(1,811,228)	(1,867,783)
Notes payable	(109,000)	(50,000)
Preferred stock conversion	(15)	—
Net cash provided by (used for) financing transactions	(4,791,270)	2,541,347
Effect of foreign currency translation	294,237	(2,622)
Net increase in cash and cash equivalents	1,565,643	5,257,204
Cash and cash equivalents - beginning of period	8,107,554	5,949,591
Cash and cash equivalents - end of period	$ 9,673,197	11,206,795

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 1,630,160	2,847,480
Income taxes	$ 9,797,172	5,431,339

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003 and 2002

The accompanying consolidated financial statements include the accounts of LabOne, Inc. and its wholly- owned subsidiaries Osborn Group, Inc. ("Osborn"), Intellisys, Inc., Lab One Canada Inc., Systematic Business Services, Inc. ("SBSI"), ExamOne World Wide, Inc. ("ExamOne"), Central Plains Laboratories, L.L.C. ("CPL") and ScanTech Solutions, L.L.C. (ScanTech). All significant intercompany transactions have been eliminated in consolidation.

The financial information furnished herein as of September 30, 2003, and for the periods ended September 30, 2003, and 2002, is unaudited; however, in the opinion of management, it reflects all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state the Company's financial position, the results of its operations and cash flows. The balance sheet information as of December 31, 2002, has been derived from the audited consolidated financial statements as of that date. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

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

Goodwill and Other Intangible Assets

Total intangible assets as of September 30, 2003, comprised $97.6 million of goodwill, $0.9 million for noncompete agreements, $5.6 million for customer contracts and $0.2 million for customer lists. Intangible assets as of December 31, 2002, comprised $96.3 million of goodwill, $0.9 million for noncompete agreements, $1.0 million for a customer contract and $0.1 million for customer lists. Statement of Financial Accounting Standards ("SFAS") 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead tested for impairment at least annually in accordance with the provisions in the statement. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their residual values and reviewed for impairment.

Comprehensive Income

The following table is a reconciliation of the Company's net earnings to comprehensive income for the three month and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net earnings	$ 5,387,684	3,746,571	$ 14,983,492	10,481,293
Other comprehensive income:
Foreign currency translation adjustment	102,975	(88,281)	380,187	8,168
Comprehensive income	$ 5,490,659	3,658,290	$15,363,679	10,489,461

Business Segment Information

The Company operates two divisions: risk assessment services and clinical (comprised of healthcare and substance abuse testing). The following table presents selected financial information for each segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Sales:
Risk assessment services	$ 57,982,525	51,909,387	$ 169,074,046	155,396,091
Clinical:
Healthcare	22,846,993	15,406,814	64,691,628	44,130,352
Substance abuse testing	7,285,532	7,261,260	20,240,336	20,724,191
Total sales	$ 88,115,050	74,577,461	$ 254,006,010	220,250,634

Operating earnings:
Risk assessment services	$ 11,553,716	10,066,093	$ 34,743,282	29,547,158
Clinical:
Healthcare	4,973,209	2,913,142	12,365,940	8,462,473
Substance abuse testing	1,451,309	1,073,055	3,417,942	2,657,532
General corporate expense	(8,666,223)	(6,767,411)	(24,802,678)	(20,760,447)
Total operating earnings	9,312,011	7,284,879	25,724,486	19,906,716
Other expense	(772,632)	(1,018,932)	(1,975,173)	(2,757,223)
Earnings before income taxes	$ 8,539,379	6,265,947	$ 23,749,313	17,149,493

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

The following table illustrates the effect on net earnings if the fair-value based method had been applied to all outstanding and unvested awards in each period, consistent with the method prescribed by SFAS 123, as amended by SFAS 148:

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
Net earnings, as reported	$ 5,387,684	3,746,571	$ 14,983,492	10,481,293
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(323,886)	(340,547)	(1,132,185)	(883,784)
Proforma net earnings	$ 5,063,798	3,406,024	$ 13,851,307	9,597,509

Basic earnings per share:
As reported	$ 0.39	0.26	$ 1.07	0.73
Proforma	$ 0.36	0.23	$ 0.98	0.65

Diluted earnings per share:
As reported	$ 0.32	0.23	$ 0.89	0.65
Proforma	$ 0.30	0.21	$ 0.82	0.59

Contingencies

In the normal course of business, LabOne had certain lawsuits pending at September 30, 2003. Although LabOne cannot predict the outcome of such proceedings or any other claims made against it, management believes that the ultimate resolution of these claims will not have a material adverse impact on the Company's financial position, results of operations and its cash flows.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

	Three months ended			Nine months ended
	September 30,			September 30,
	2003	2002	% Inc.	2003	2002	% Inc.
Sales	$ 88,115,050	$ 74,577,461	18%	$ 254,006,010	$ 220,250,634	15%
Net earnings	$ 5,387,684	$ 3,746,571	44%	$ 14,983,492	$ 10,481,293	43%
Basic earnings per common share	$ 0.39	$ 0.26		$ 1.07	$ 0.73
Diluted earnings per common share	$ 0.32	$ 0.23		$ 0.89	$ 0.65

LabOne provides certified and accredited laboratory testing, investigative services and paramedical examinations for the insurance industry; laboratory testing services for the healthcare industry; and substance abuse testing services for employers.

LabOne's risk assessment division provides underwriting and claims support services to the insurance industry including: teleunderwriting, specimen collection, paramedical examinations, laboratory testing, telephone inspections, motor vehicle reports, claims investigation services and medical records retrieval. The laboratory tests performed by the Company are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on specimens of individual life insurance policy applicants, but also includes specimens of individuals applying for individual and group medical and disability policies.

LabOne's clinical division includes laboratory testing services for the healthcare industry as an aid in the diagnosis and treatment of patients. LabOne operates a highly automated and centralized laboratory and other laboratories, which the Company believes have significant economic advantages over other laboratory competitors. LabOne markets its healthcare testing services to managed care companies, insurance companies, self-insured groups, hospitals and physicians.

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

THIRD QUARTER ANALYSIS

Net sales increased 18% in the third quarter 2003 to $88.1 million from $74.6 million in the third quarter 2002. The increase of $13.5 million was due to increases in healthcare laboratory revenue of $7.4 million and risk assessment services revenue of $6.1 million. Total revenue from clinical and risk assessment laboratory services was $51.2 million as compared to $44.9 million in the third quarter 2002.

During the third quarter, healthcare revenue increased 48% to $22.8 million as compared to $15.4 million in the prior year. Total patients tested increased 37% due to growth in LabOne's customer base and the addition of CPL, acquired in December 2002. Average revenue per patient increased 9% as compared to the third quarter 2002. Healthcare revenue attributable to the acquisition of CPL was $3.1 million for the quarter. SAT revenue increased $24,000 in 2003 to $7.3 million.

The risk assessment services division revenue increased $6.1 million to $58.0 million primarily due to growth of paramedical (ExamOne) revenue and medical records retrieval revenue. Revenue from ExamOne grew $3.4 million or 19% to $21.8 million for the quarter. Medical records retrieval revenue increased $3.0 million due to the acquisition of ScanTech effective August 2003 and due to organic growth. The total number of insurance applicants tested in the third quarter 2003 decreased 8% compared to the same quarter last year due to a lower number of life insurance policies written and competitive pressures. Average revenue per insurance applicant increased 2% due to an increase in reflex testing.

Cost of sales increased $8.3 million or 16% in the third quarter 2003 as compared to the prior year, due primarily to increases in outside services (including medical records retrieval fees and paramedical collections), payroll and lab supplies. Medical records retrieval fees increased due to the addition of ScanTech and organic growth in medical records retrieval services. Paramedical services increased primarily due to continued growth of the ExamOne paramedical operations. Payroll increased due to the addition of ScanTech and CPL, increased specimen volume in the healthcare laboratory testing segment, and growth of teleunderwriting and medical records retrieval services. Risk assessment cost of sales, including all of the above mentioned factors, increased to $41.9 million in 2003 from $37.6 million in the third quarter 2002. Healthcare cost of sales were $13.2 million as compared to $8.8 million in the third quarter 2002. SAT cost of sales expenses decreased to $5.1 million as compared to $5.4 million in the third quarter 2002 primarily due to savings on testing reagents, inbound freight and payroll expense.

As a result of the above factors, gross profit for the quarter increased 23% or $5.2 million from $22.7 million in 2002 to $28.0 million in 2003. Risk assessment gross profit increased 12% or $1.8 million on an increase in revenue of $5.9 million. Healthcare gross profit increased 47% or $3.1 million on an increase in revenue of $7.4 million. SAT gross profit increased 21% or $0.4 million.

Selling, general and administrative expenses increased $3.2 million or 21% in the third quarter 2003 as compared to the prior year. This increase is primarily due to increases in payroll expenses, consulting expense, bad debt accruals and insurance expense. Risk assessment overhead expenditures increased to $4.5 million in 2003 from $4.2 million in the third quarter 2002. Healthcare overhead expenditures increased to $4.7 million as compared to $3.7 million in 2002 due primarily to an increase in payroll and bad debt expense. SAT overhead expenditures remained steady at $0.8 million for the quarter.

Operating earnings increased from $7.3 million in the third quarter 2002 to $9.3 million in 2003. The risk assessment segment operating earnings were $11.6 million in 2003 as compared to $10.1 million in the third quarter 2002. The healthcare segment operating earnings were $5.0 million in 2003 as compared to $2.9 million in 2002. The SAT segment operating earnings were $1.4 million in the third quarter 2003 as compared to $1.1 million in 2002. General corporate operating expenses increased to $8.7 million from $6.8 million in the third quarter 2002 primarily due to higher payroll, consulting and insurance expenses.

Non operating expense decreased $0.2 million primarily due to lower interest expense. The effective income tax rate was 37% in the third quarter 2003 as compared to 40% in 2002. The federal, state and Canadian income tax rates produce a statutory tax rate of approximately 39% of pre-tax income. The Company, pursuant to certain state income tax credits available to it, is able to reduce its effective rate upon usage of these credits. Upon exercise of certain employee non-qualified stock options during 2002, the usage of the state income tax credits became unavailable due to the reduction in state taxable income thereby increasing the reported effective tax rate.

The combined effect of the above factors resulted in net earnings of $5.4 million in the third quarter 2003 as compared to $3.7 million in 2002. Convertible preferred dividends in the third quarter 2003 were $0.8 million and earnings available to common shareholders were $4.6 million (See "Financial Position, Liquidity and Capital Resources").

Basic earnings per share in the third quarter 2003 were $0.39, and fully diluted earnings per share were $0.32. Basic earnings per share in the third quarter 2002 were $0.26, and fully diluted earnings per share were $0.23. The basic weighted average number of shares outstanding in the third quarter of 2003 and 2002 were 11,908,231 and 11,623,275, respectively. The fully diluted weighted average number of shares outstanding in 2003 and 2002 were 16,974,911 and 16,467,374, respectively.

YEAR TO DATE ANALYSIS

Net sales increased 15% in the nine month period ended September 30, 2003, to $254.0 million from $220.3 million in the same period last year. The increase of $33.8 million was due to increases in healthcare laboratory revenue of $20.6 million and risk assessment services revenue of $13.7 million, partially offset by a decrease in SAT revenue of $0.5 million. Total revenue in the first nine months of 2003 from clinical and risk assessment laboratory services was $151.2 million as compared to $135.5 million in 2002.

Healthcare revenue increased 47% in the first nine months of 2003 to $64.7 million as compared to $44.1 million in the prior year. Total patients tested increased 38% due to growth in LabOne's customer base and the addition of CPL. Average revenue per patient increased 7%. Healthcare revenue from the acquisition of CPL was $9.0 million for the first nine months of 2003. SAT revenue decreased 2% to $20.2 million in 2003 from $20.7 million in 2002 due to a 3% decrease in testing volumes, partially offset by a 1% increase in average revenue per specimen.

The risk assessment services division revenue increased $13.7 million to $169.1 million primarily due to growth in ExamOne revenue, teleunderwriting revenue and medical records retrieval revenue. ExamOne revenue increased $8.1 million, medical records retrieval revenue increased $5.1 million and teleunderwriting revenue increased $4.1 million in the nine month period. These increases were partially offset by a 6% decrease in insurance laboratory testing revenue. The total number of insurance applicants tested in the first nine months decreased 9% compared to last year due to a lower number of life insurance policies written and competitive pressures. Average revenue per insurance applicant increased 2%.

Cost of sales increased $20.5 million or 13% in the nine month period as compared to the prior year. This increase was primarily due to growth in the clinical laboratory division and the acquisition of CPL. Additionally, the insurance division experienced increases in medical records retrieval fees, paramedical collections and information services fees, partially offset by lower supply expenses. Medical records retrieval fees increased due to growth in medical records retrieval revenue and the acquisition of ScanTech. Paramedical services increased primarily due to continued growth of the ExamOne paramedical operations. Risk assessment cost of sales, including the above mentioned factors, increased to $120.8 million in 2003 from $112.9 million in 2002. Healthcare cost of sales in the nine month period were $38.1 million as compared to $24.4 million in 2002. SAT cost of sales expenses decreased to $14.4 million as compared to $15.5 million in 2002.

As a result of the above factors, year to date gross profit increased 20% or $13.2 million from $67.4 million in 2002 to $80.7 million in 2003. Risk assessment gross profit increased 13% or $5.7 million on an increase in revenue of $13.5 million. Healthcare gross profit increased 35% or $6.9 million on an increase in revenue of $20.6 million. SAT gross profit increased 12% or $0.6 million on a decrease in revenue of $0.5 million.

Selling, general and administrative expenses increased $7.4 million or 16% in the first nine months of 2003 as compared to the prior year. The increase is primarily due to increases in payroll expenses, bad debt accruals, consulting expense and insurance expense. Risk assessment overhead expenditures increased to $13.5 million in 2003 from $13.0 million in 2002 primarily due to a software write-off included as depreciation expense, and consulting expense, partially offset by lower commission accruals. Healthcare overhead expenditures were $14.3 million as compared to $11.3 million in 2002 due to the addition of CPL and an increase in bad debt expense. SAT overhead expenditures decreased to $2.4 million as compared to $2.6 million in 2002 primarily due to lower bad debt accruals and payroll expense.

Operating income increased from $19.9 million in the first nine months of 2002 to $25.7 million in 2003. The risk assessment segment operating income was $34.7 million in 2003 as compared to $29.5 million in 2002. The healthcare segment operating income was $12.4 million in 2003 as compared to $8.5 million in 2002. The SAT segment operating income year to date was $3.4 million in 2003 as compared to $2.7 million in 2002. Administrative operating expenses increased to $24.8 million from $20.8 million in 2002 primarily due to higher payroll, insurance expenses and consulting fees.

Non operating expense decreased $0.8 million primarily due to decreased interest expense. The effective income tax rate was 37% in the first nine months of 2003 as compared to 39% in 2002.

The combined effect of the above factors resulted in net income of $15.0 million in 2003 as compared to net income of $10.5 million in 2002. In the first nine months of 2003, preferred dividends were $2.3 million and earnings available to common shareholders were $12.6 million.

Basic earnings per share year to date 2003 were $1.07 and fully diluted earnings per share were $0.89. Basic earnings per share were $0.73 and diluted earnings per share were $0.65 in 2002. The basic weighted average number of shares outstanding in the first nine months of 2003 and 2002 were 11,757,079 and 11,390,203, respectively. The fully diluted weighted average number of shares outstanding in 2003 and 2002 were 16,796,264 and 16,173,311, respectively.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

LabOne's working capital position increased by $6.8 million to $47.2 million at September 30, 2003, from $40.4 million at December 31, 2002. During the first nine months of 2003, net cash provided by operations was $19.2 million as compared to $13.3 million in 2002. The increase is due to higher net income, partially offset by changes in current asset and liability accounts.

During the first nine months of 2003, net additions to property, plant and equipment were $5.9 million primarily due to software and information systems development. Cash used for acquisitions of businesses was $7.2 million, which was principally recorded as intangibles and operating assets. Net additions to property, plant and equipment in the first nine months of 2002 were $6.3 million and cash used for acquisitions of paramedical businesses was $4.4 million.

On August 1, 2003, the Company acquired ScanTech Solutions, L.L.C., from Protective Life Corporation for $6.0 million and entered into long-term agreements to provide certain Protective Life affiliates with teleunderwriting, paramedical examination, laboratory testing and medical document retrieval services. This transaction was funded with cash from operations.

The Company reduced its line of credit borrowings in the nine month period by $5.0 million to $47 million from $52 million at December 31, 2002. Under the Company's line of credit, which expires in 2005, the total funds available are up to $100 million. The interest expense on the line of credit is based on the LIBOR rate plus a range of 125 to 225 basis points and, including bank fees, is currently approximately 2.9%. The Company pays a commitment fee on the unused portion of 0.5% annually. Interest on the industrial revenue bonds issued to finance the construction of the Company's facility is based on a taxable seven-day variable rate which, including letter of credit and remarketing fees, is approximately 2.1% as of October 31, 2003.

At September 30, 2003, LabOne had total cash and cash equivalents of $9.7 million as compared to $8.1 million at December 31, 2002. The Company expects to fund operations from a combination of cash flows from operations and borrowings under the Company's revolving credit agreement.

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

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk.

An interest rate risk exposure exists due to LabOne's variable interest rates associated with its liability of $47.0 million borrowing on its line of credit and $10.8 million in industrial revenue bonds. The interest expense on the line of credit is based on the LIBOR rate plus a range of 125 to 225 basis points and is approximately 2.9% at October 31, 2003. The interest expense incurred on the bonds is based on a taxable seven-day variable rate which, including letter of credit and remarketing fees, is approximately 2.1% as of October 31, 2003. Any future increase in interest rates would result in additional interest expense which could be material. An assumed 10% increase in interest rates (representing approximately 30 basis points) would potentially increase interest expense on these instruments by $0.2 million annually.

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. 'SS' 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. 'SS' 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

A Form 8-K current report dated August 1, 2003, was filed with the Commission reporting under Item 9. Regulation FD Disclosure, LabOne's agreement to acquire the MetLife Insurance Testing Laboratory located in Elmsford, NY, and the long-term agreement to provide laboratory testing services to MetLife, Inc.

A Form 8-K current report dated August 6, 2003, was filed with the Commission reporting under Item 9. Regulation FD Disclosure, LabOne's acquisition of ScanTech Solutions, L.L.C., a leading provider of medical document retrieval services, from Protective Life Corporation, and long-term agreements to provide certain Protective Life affiliates with teleunderwriting, paramedical examination, laboratory testing and medical document retrieval services.

A Form 8-K current report dated August 7, 2003, was filed with the Commission reporting under Item 9. Regulation FD Disclosure, the content of the second quarter 2003 financial results conference call to investors.

A Form 8-K current report dated October 8, 2003, was filed with the Commission reporting under Item 9. Regulation FD Disclosure, that the Health Alliance had entered into negotiations with LabOne as its partner for the sale of its medical testing laboratory, Alliance Laboratory Service. The anticipated transaction would also include a long-term commitment by the Health Alliance to obtain medical testing from LabOne.

A Form 8-K current report dated October 10, 2003, was filed with the Commission reporting under Item 9. Regulation FD Disclosure, the completion of the closing process with MetLife to acquire the MetLife Insurance Testing Laboratory located in Elmsford, NY, and initiation of a long-term agreement to provide laboratory testing services to MetLife, Inc. and its affiliated entities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LabOne, Inc.

Date: November 13, 2003	By /s/ John W. McCarty John W. McCarty Executive V.P. and Chief Financial Officer