Form 10-K
period 2003-12-31
LABONE INC/
filed 2004-03-12
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2003

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

Yes [X]    No [  ]

Approximate aggregate market value of voting common equity held by non-affiliates of Registrant: $248,000,000 (based on closing price as of June 30, 2003, of $21.56). The non-inclusion of shares held by directors, executive officers and any beneficial owners of more than 10% of the outstanding stock shall not be deemed to constitute an admission that such persons are affiliates of the Registrant within the meaning of the Securities and Exchange Act of 1934.

Number of shares outstanding of the only class of Registrant's common stock as of February 27, 2004: $0.01 par value common - 16,969,518 shares.

Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement to be filed by April 30, 2004, are incorporated by reference into Part III. Such Proxy Statement, except for portions thereof that have been specifically incorporated by reference, shall not be deemed filed as part of this report on Form 10-K.

LabOne, Inc.

Form 10-K for the fiscal year ended December 31, 2003

Table of Contents
PART I.
ITEM 1. Business
ITEM 2. Properties
ITEM 3. Legal Proceedings
ITEM 4. Submission of Matters to a Vote of Security Holders
PART II.
ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters
ITEM 6. Selected Financial Data
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7(A). Quantitative and Qualitative Disclosures about Market Risk
ITEM 8. Financial Statements and Supplementary Data
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
ITEM 9(A). Controls and Procedures
PART III.
ITEM 10. Directors and Executive Officers of the Registrant
ITEM 11. Executive Compensation
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13. Certain Relationships and Related Transactions
ITEM 14. Principal Accountant Fees and Services
PART IV.
ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
Independent Auditors' Report
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Schedule II: Valuation and Qualifying Accounts

Forward Looking Statements

This Annual report on Form 10-K may contain "forward-looking statements," including, but not limited to, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements, and statements of the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "will be," "intended," "continue," "believe," "may," "hope," "anticipate," "goal," "forecast," "plan," "estimate" or variations thereof. Forward-looking statements are not guarantees of future performance or results. Forward-looking statements are based on estimates, forecasts and assumptions involving risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in such forward-looking statements. The uncertainties, risks and assumptions referred to above include, but are not limited to, those described under "Factors Affecting Future Performance" in Item 7.

PART I

ITEM 1. BUSINESS

LabOne, Inc., a Missouri corporation, is a diagnostic services provider. The services and information LabOne and its subsidiaries provide include: risk assessment information services for the insurance industry; diagnostic healthcare testing; and drugs of abuse testing services and related employee qualification products. LabOne's business plan is to be the premier provider of certified and accredited, cost effective laboratory and information services to life and health insurance companies, employers, third party administrators ("TPAs"), government agencies, hospitals, physician practices and occupational health clinics.

LabOne, Inc. and its wholly-owned subsidiaries are hereinafter collectively referred to as either LabOne or the Company. The Company's website can be found on the internet at www.LabOne.com. The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available free through the Company's website as soon as reasonably practicable after such reports and amendments are filed with the SEC, generally on the same day. These documents may also be found at the SEC's website at www.sec.gov.

Recent Developments

On January 5, 2004, the Company acquired, for cash, substantially all of the assets associated with the core laboratory operations of The Health Alliance of Greater Cincinnati (the "Health Alliance") for $42.4 million. The core laboratory operations acquired provide outreach laboratory testing services for physicians in the Greater Cincinnati area and reference laboratory testing for the six hospitals affiliated with the Health Alliance. In connection with the acquisition, the Company entered into a long-term service agreement for the Company to provide reference testing to the Health Alliance hospitals and management of their six immediate response laboratories. Anticipated annual revenues associated with this acquisition include $29.0 million of outreach revenues, $11.0 million of reference testing performed for the six hospitals in the Health Alliance and $8.5 million of fee revenue associated with the management of the six immediate response laboratories owned by the Health Alliance. The acquisition was financed through the Company's existing line of credit.

On March 1, 2004, the Company acquired for cash the assets of the drug testing division, Northwest Toxicology, from NWT Inc. for $10.0 million subject to adjustment based on net working capital at closing. The acquisition will result in additional urine and oral fluid testing volumes directed to LabOne's Lenexa, Kansas laboratory, and furthers the Company's capabilities to include drugs of abuse testing in blood, expanded specimen validity testing, medical professional and other esoteric drug testing. The acquisition is expected to add approximately $11.0 million in annual revenues. The acquisition was financed through the Company's existing line of credit.

Overview

LabOne's risk assessment services comprise underwriting support services including teleunderwriting, specimen collection and paramedical examinations, laboratory testing, telephone inspections, motor vehicle reports and medical record retrieval to the insurance industry. The laboratory tests performed and data gathered by the Company are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on specimens of individual life insurance policy applicants, but also includes specimens of individuals applying for individual and group medical and disability policies.

LabOne's clinical services include laboratory testing services for the healthcare industry as an aid in the diagnosis and treatment of patients. LabOne operates highly automated and centralized laboratory facilities, which the Company believes has significant economic advantages over other laboratory competitors. LabOne markets its clinical testing services to managed care companies, insurance companies, self-insured groups, hospitals and physicians.

LabOne's clinical services also include substance abuse testing ("SAT") provided to employers to support their drug free workplace programs. LabOne is certified by the Substance Abuse and Mental Health Services Administration ("SAMSHA") to perform substance abuse testing services for federally regulated employers and currently markets these services throughout the country to both regulated and nonregulated employers. Additionally, the Company can provide background checks, social security number verification and other pre-employment data required by employers. The Company's rapid turnaround times and multiple testing options help clients reduce downtime for affected employees and meet mandated drug screening guidelines.

Segment Information

The following table summarizes the Company's revenues and volumes from services provided to the risk assessment services and clinical segments:

	Year ended December 31,
	2003		2002		2001
	(in thousands)
Revenues:
Risk assessment services
Insurance laboratory	$ 88,818	26%	$ 93,892	31%	$ 77,276	33%
Paramedical services	85,363	25%	74,235	25%	57,264	24%
Other insurance services	56,554	16%	41,869	14%	24,799	11%
Total risk assessment services	230,735	67%	209,996	70%	159,339	68%
Clinical
Healthcare services	88,455	26%	60,906	20%	46,615	20%
Substance abuse testing	26,830	8%	27,244	9%	27,933	12%
Total clinical	115,285	33%	88,150	30%	74,548	32%
Total	$ 346,020	100%	$ 298,146	100%	$ 233,887	100%

(See Notes to Consolidated Financial Statements for operating earnings and identifiable assets by segment.)

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

The Company's involvement in the life underwriting process often begins when LabOne personnel conduct telephone interviews tailored to obtain the medical history for a new life insurance policy applicant. This teleunderwriting process includes a series of medical questions, which may result in additional questions based on an applicant's responses.

Following the completion of an individual's application for life insurance, a paramedical company may be contacted to arrange for collection of a blood and/or urine specimen. Through the Company's subsidiary, ExamOne World Wide, Inc. ("ExamOne"), or another paramedical company, paramedical contractors collect specimens from individual insurance applicants and perform paramedical examinations using custom-designed collection kits and containers. Insurance agents also collect oral fluid or urine specimens using LabOne's kits. These kits and containers are delivered to LabOne's laboratory via overnight delivery services or mail, bar coded for identification and tested according to each insurance company's specifications.

LabOne's insurance laboratory testing services consist of certain specimen profiles that provide insurance companies with specific information that may indicate liver or kidney disorders, diabetes, the risk of cardiovascular disease, bacterial or viral infections and other health risks. The Company also offers tests to detect the presence of antibodies to the human immunodeficiency virus ("HIV"). Standardized laboratory testing can verify responses on a policy application to such questions as whether the applicant is a user of tobacco products, certain controlled substances or certain prescription drugs.

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

CaseView, LabOne's proprietary requirements management software, allows underwriters to order laboratory testing and other services, check the status of those requests, review results electronically, request add-on tests or services based on the results and to manage the underwriting services they order through LabOne and its subsidiaries. Through its subsidiary, Intellisys, the Company also offers CaseOne®, a service that provides a single source solution for underwriting requirements management for insurance clients.

Clinical Services:

Clinical healthcare laboratory tests are generally requested by physicians to diagnose, determine treatment and monitor diseases and other medical conditions through the detection of substances in blood and other specimens. Laboratory testing is generally categorized as either clinical testing, which is performed on bodily fluids including blood and urine, or anatomic pathology testing, which is performed on tissue specimens. The most frequently requested tests include blood chemistry analyses, urinalyses, blood cell counts, Pap smears and infectious disease tests. Tests not performed at LabOne are sent out for testing, and the results of these outsourced tests are transmitted into the Company's computer system for reporting along with the results of testing completed by LabOne.

Additionally, LabOne has several exclusive and non-exclusive arrangements with managed care organizations. With these arrangements, the managed care organizations may direct testing for their members through LabOne. In conjunction with many of these agreements, LabOne provides utilization and disease management reporting to the managed care organizations.

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

Substance abuse testing is marketed to large employers, TPAs and occupational health providers. Certification by SAMHSA enables the Company to offer substance abuse testing services to federally regulated industries.

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

Operations

LabOne's principal operation is located in Lenexa, Kansas, where it operates a highly automated and centralized laboratory. In connection with the acquisition of the core laboratory operations of the Health Alliance, the Company leases space from the Health Alliance while it pursues construction of a new state-of-the-art laboratory facility in the Greater Cincinnati/Tri-State area. The Company anticipates that construction could be completed during 2004. The Company will continue all Cincinnati-based testing operations with the exception of certain toxicology and immunology tests, which will be directed to LabOne's facility in Lenexa. The Company intends to consolidate routine and esoteric laboratory testing in its core facilities while maintaining anatomic pathology and rapid response capabilities, as well as customer service, on a regional basis.

The Company's operations are designed to facilitate the testing of a large number of specimens and to report the results to clients, generally within 24 hours of receipt of the specimens. The Company has internally developed, custom-designed laboratory and business processing systems. This centralized network system provides an automated link between LabOne's testing equipment, data processing equipment and clients' computer systems thus providing clients with the ability to customize their initial testing and follow-up testing requirements to best meet their needs.

At many physician office clients, LabOne uses proprietary and non-proprietary technologies to facilitate secure electronic transmission of laboratory orders and results. The Company's connectivity solutions are often interfaced directly into a physician's practice management system to retrieve patient demographics from the physician's systems for transmission to the laboratory with the test order. These demographic interfaces streamline data entry for the physician offices and the laboratory, and allow LabOne to mandate that a physician office provides specific information necessary for billing. After testing, LabOne transmits results in a variety of formats to devices ranging from fax machines and dedicated printers to electronic medical reporting systems.

As a result of the significant number of tests it has performed over the past several years, LabOne has compiled and maintains a large statistical database of test results. These summary statistics are useful to the actuarial and underwriting departments of an insurance client in comparing that client's test results to the results obtained by the Company's entire client base. Company-specific and industry-wide reports are frequently distributed to clients on subjects such as coronary risk analysis, cholesterol and drugs of abuse. Additionally, the Company's statistical engineering department is capable of creating customized reports to assist managed care entities for required reporting, disease management and utilization tracking to help manage healthcare costs.

The Company considers the confidentiality of its test results and other personal data processed to be of primary importance and has established procedures to ensure that this information remains secure, in compliance with statutory regulations.

Substantially all of the test supplies and products used by the Company in conducting its testing are commercially purchased or internally developed and most, but not all, are available from multiple sources. Any interruption in the availability of test supplies or other products used by the Company to collect and test specimens could have an adverse impact on the Company's business.

Regulation

LabOne's business is subject to significant federal and state regulation. Changes in laws and regulations, including laws and regulations establishing reimbursement for laboratory services under government programs such as Medicare and Medicaid, could significantly increase the costs of doing business or limit revenues and have an adverse impact on the Company's results.

LabOne is licensed under the Clinical Laboratory Improvement Amendments of 1988 and maintains additional licenses in all states where such licenses are required. LabOne is certified by SAMSHA to perform testing to detect drugs of abuse in federal employees and in workers governed by federal regulations. The Company is subject to federal and state regulation relating to the handling and disposal of medical waste and hazardous waste and federal regulation by the Food and Drug Administration, the Occupational Safety and Health Administration related to workplace safety and several agencies related to the transportation of laboratory specimens. The loss of any of these licenses or certifications by the Company, or the failure of the Company to maintain compliance with federal and state requirements, could have an adverse impact on the Company's business.

Congress enacted the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). Pursuant to HIPAA, LabOne maintains administrative, technical and physical safeguards to protect the security and confidentiality of Protected Health Information against unauthorized use or disclosure. LabOne's compliance committee and security and privacy officers consistently monitor the Company's compliance with these requirements.

Compliance Program; Quality Improvement

LabOne's Regulatory Affairs department oversees quality programs to ensure that accurate and reliable test results are released to clients. This is accomplished by incorporating both internal and external quality improvement programs in each area of the laboratory. In addition, quality improvement specialists share the responsibility with all LabOne employees of an ongoing commitment to quality and safety in all laboratory operations. Internal quality and educational programs are designed to identify opportunities for improvement in laboratory services and to meet all required safety, training and education issues. These programs monitor the reliability and confidentiality of test results.

Procedure manuals in all areas of the laboratory are developed and written to help maintain uniformity and accuracy and follow regulatory guidelines. Tests on control samples with known results are performed frequently to maintain and verify accuracy in the testing process. Complete documentation provides record keeping for employee reference and meets regulatory requirements. All employees are trained to meet standards mandated by OSHA in order to maintain a safe work environment. The Superblind® Program is used to challenge every aspect of service at LabOne from account setup and specimen arrival to testing, reporting and through final billing. Approximately 500 sample kits are prepared and submitted anonymously each month. These samples have at least 15 different indicators each representing over 7,500 challenges to the testing, handling and reporting procedures.

LabOne participates in proficiency testing programs as required by state and federal licensing and accrediting agencies.

LabOne has appointed a Chief Compliance Officer and co-compliance officers representing corporate privacy, corporate security, operations, pathology, legal, human resources, regulatory affairs, billing, sales, finance, administration and information systems and technology functions within LabOne. Additionally, the Company has developed the LabOne Compliance Program, based on the Model Compliance Plan recommended by the Office of Inspector General of the Department of Health and Human Services, to monitor compliance with federally-funded programs where LabOne seeks reimbursement for laboratory testing services.

Sales and Marketing

LabOne's client base consists of insurance companies, managed care organizations, TPAs, government agencies, physician practices, hospitals and employers, primarily in North America. The Company believes that its ability to provide prompt and accurate results on a cost-effective basis and its responsiveness to customer needs have been important factors in servicing existing business.

LabOne is the national account manager for State Farm Insurance Companies ("State Farm") for teleunderwriting, collection and testing of specimens from its life and health insurance applicants. Under these arrangements, total revenue recognized by the Company from State Farm for the years ended December 31, 2003, 2002 and 2001 represented 10%, 12% and 13%, respectively, of total revenue. The loss of the State Farm account would have a material adverse effect on the Company's results.

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

The Company's sales representatives for clinical healthcare services are experienced in clinical laboratory-related fields, and each currently works in a specific geographic area. Marketing efforts are directed at insurance carriers, employers, TPAs, physician practices, hospitals and other organizations nationwide.

Marketing for substance abuse testing is primarily directed at Fortune 1000 companies, occupational health clinics and TPAs. The Company's strategy is to offer consistent, quality services, nationwide, at competitive prices. The Company's marketing focuses on LabOne's ability to offer multiple reporting methods, next-flight-out options, dedicated client service representatives and rapid reporting of results. The clinical SAT business is sensitive to economic conditions and levels of new employment. The Company has not experienced any appreciable organic revenue growth in this segment.

Competition

The Company believes that the risk assessment services market in the United States and Canada is approximately a $1 billion industry. The Company serves approximately 25% of this market. The primary competition in the market includes Hooper Holmes, Inc. and Examination Management Services, Inc. In this market, LabOne has developed long-term client relationships and a reputation for providing quality services at competitive prices tailored specifically to the insurance industry's needs. The Company continues to develop innovative data management services and technological solutions that differentiate its products from competitors. These services and solutions enable LabOne's clients to expedite the underwriting and claims processes, saving time and reducing underwriting costs.

The Company believes that the laboratory testing segment of the clinical market is a $35-40 billion industry, which is highly fragmented and very competitive. The Company faces competition from numerous independent clinical laboratories and hospital-owned or physician-owned laboratories. Two of the Company's competitors are significantly larger and have substantially greater financial resources than LabOne. The Company has established a solid client base through the use of Lab Card® and arrangements with managed care entities to provide laboratory services and information reporting.

LabOne competes in the employment substance abuse testing segment nationwide. There are currently 52 laboratories certified by SAMHSA. Two major clinical chains, which collectively perform the majority of the substance abuse testing, are the Company's major competitors. The Company's focus is fast turnaround with high-quality, low-cost service, with a strategic position of offering oral fluid based drug screening. The acquisition of the assets of Northwest Toxicology will result in additional urine and oral fluid testing volumes directed to LabOne's Lenexa laboratory, and furthers the Company's capabilities to include drugs of abuse testing in blood, expanded specimen validity testing, medical professional and other esoteric drug testing.

Foreign Markets

The Company derives revenues from risk assessment services, primarily laboratory testing, marketed to life insurance clients insuring residents of foreign countries. Substantially all of this laboratory testing is from Canada, but the Company also receives specimens from insurance applicants in Mexico and other foreign countries. The laboratory testing on these specimens is performed primarily in the United States. Total revenues from these sales were $14.1 million in 2003, $12.1 million in 2002 and $8.9 million in 2001, or approximately 4% of the Company's total revenues in each of these years. The Company does not maintain any significant long-lived assets in foreign countries.

Employees

After recent acquisitions, the Company has approximately 3,000 employees, including 250 part-time employees. None of the Company's employees are represented by a labor union. The Company believes its relations with employees are good.

ITEM 2. PROPERTIES

The Company's principal operations are located on 54 acres of land in Lenexa, Kansas, approximately 15 miles from Kansas City, Missouri. Its 268,000 square foot, custom-designed facility houses the Company's primary laboratory, administrative and warehouse functions. The facility is owned by the Company and financed through industrial revenue bonds issued by the City of Lenexa, Kansas. The laboratory has certain enhancements that improve the efficiency of operations. Conveyor systems transport inbound test kits through the opening and set-up process and remove waste. All automated testing equipment requiring purified water is linked directly to a centralized water-purification system. Over 50,000 square feet of raised flooring allows laboratory instruments and computer systems to be arranged or moved quickly and easily. The security system includes proximity card readers to control access and a ceiling detector system to prevent unauthorized access. In addition, three diesel generators and a UPS battery system are on-line in the event of electrical power shortage. These back-up power sources allow specimen testing and data processing to continue until full power is restored, thus assuring LabOne's clients of continuous laboratory operation.

In conjunction with the acquisition of Central Plains Laboratories in December 2002, the Company leases two laboratories and office space in Hays, Kansas. These leases expire in 2006 and 2007. LabOne leases 24 locations in the Midwest, which serve as LabOne Service Centers. These facilities provide specimen collection services for patients and are typically located in medical office buildings. Lab One Canada Inc. leases office space in Ontario Canada, which is used for sales and client services. This lease expires in 2004. Additionally, Lab One Canada Inc. leases space in Quebec, Canada for assembly and distribution of specimen collection kits for Canadian insurance testing and insurance applicant interviews. This lease expires in 2005. LabOne leases a facility in Lee's Summit, Missouri, under lease until 2011, to perform teleunderwriting interviews and process physician statement reports. The Company also leases space in Earth City, Missouri to process physician statement reports. ExamOne has a five-year lease expiring in 2004 for a facility used as office space in Voorhees, New Jersey, and leases locations across the United States as regional paramedical offices.

In connection with the acquisition of the core laboratory operations of the Health Alliance, the Company leases space from the Health Alliance while it pursues construction of a new state-of-the-art laboratory facility in the Greater Cincinnati/Tri-State area. The Company anticipates that construction could be completed during 2004.

In conjunction with the acquisition of the assets of Northwest Toxicology, the Company leases space in Salt Lake City, Utah. The leases expire in 2005. The Northwest Toxicology laboratory will be maintained as a SAMHSA-certified laboratory.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, LabOne was the subject of certain lawsuits pending as of December 31, 2003. Although LabOne cannot predict the outcome of such proceedings or any other claims made against it, management believes that the ultimate resolution of these claims will not have a material adverse impact on the Company's financial position, results of operations and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant's common stock trades on The Nasdaq Stock Market® under the symbol LABS. As of February 13, 2004, outstanding shares were held by approximately 8,600 shareholders either directly or in street name.

The Company did not pay a dividend on its common stock during 2003 or 2002. The Board of Directors will review the dividend policy on a periodic basis, but presently has no plans to pay a dividend in the near future. Additionally, the Company's line of credit includes a covenant restricting the payment of dividends on the Company's common stock.

The following are the high and low prices of LabOne's common stock for each quarter of 2003 and 2002:

	2003		2002
	High	Low	High	Low
1st Quarter	$ 20.86	$ 17.38	$ 18.45	$ 15.00
2nd Quarter	22.55	17.79	26.95	16.89
3rd Quarter	25.24	19.91	26.40	15.77
4th Quarter	32.50	21.04	19.75	12.10

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data regarding the Company. This information should be read in conjunction with ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and ITEM 15. (a) (1) and (2), CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE. The balance sheet data as of December 31, 2003, 2002, 2001, 2000 and 1999 and the statement of operations data for each of the years in the five-year period ended December 31, 2003, have been derived from the Company's Audited Consolidated Financial Statements.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share amounts)
Sales	$ 346,020	$ 298,147	$ 233,887	$ 169,151	$ 119,667
Operating earnings	35,549	28,431	4,259	3,742	8,045
Net earnings (loss)	20,732	14,840	(1,043)	(524)	2,859
Diluted earnings (loss) per common share	$ 1.23	$ 0.91	$ (0.18)	$ (0.05)	$ 0.27
Dividends per common share	—	—	—	—	0.76
Total assets	$ 237,622	$ 216,692	$ 188,792	$ 127,979	$ 118,443
Long term debt	56,094	63,050	55,833	38,677	29,615
Stockholders' equity	145,701	120,060	101,591	64,711	71,029

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the accompanying financial statements and the related notes. This discussion may contain forward-looking statements. Please see "Forward-Looking Statements" and "Factors Affecting the Company's Future Performance" for a discussion of some, but not all, of the uncertainties, risks and assumptions associated with these statements.

RESULTS OF OPERATIONS
	Year ended December 31,
	2003		2002		2001
	(in thousands)
Revenues:
Risk assessment services
Insurance laboratory	$ 88,818	26%	$ 93,892	31%	$ 77,276	33%
Paramedical services	85,363	25%	74,235	25%	57,264	24%
Other insurance services	56,554	16%	41,869	14%	24,799	11%
Total risk assessment services	230,735	67%	209,996	70%	159,339	68%
Clinical
Healthcare services	88,455	26%	60,906	20%	46,615	20%
Substance abuse testing	26,830	8%	27,244	9%	27,933	12%
Total clinical	115,285	33%	88,150	30%	74,548	32%
Total	$ 346,020	100%	$ 298,146	100%	$ 233,887	100%

Total laboratory services revenue	$ 204,103		$ 182,042		$ 151,824

Volumes:
Risk assessment services
Insurance laboratory	5,165		5,610		4,642
Paramedical services	1,124		985		752
Clinical
Healthcare specimens	2,518		1,839		1,570
Substance abuse testing	2,221		2,276		2,399

2003 Compared to 2002

Revenue for the year ended December 31, 2003, was $346.0 million compared to $298.1 million in 2002. The increase of $47.9 million, or 16%, was due to increases in clinical healthcare revenue of $27.5 million and risk assessment revenue of $20.7 million, partially offset by a decrease in clinical SAT revenue of $0.4 million. Risk assessment revenue increased to $230.7 million from $210.0 million in 2002 due primarily to increases of $14.7 million of other insurance services and $11.1 million in paramedical services, partially offset by a decrease in insurance laboratory services of $5.1 million. Other insurance services increased due to growth in medical records retrieval services and teleunderwriting. Paramedical services revenue increased due to an increase in the number of paramedical exams performed from the addition of new customer accounts. Insurance laboratory revenue decreased 6% due to a decline in the total number of insurance applicants tested by the Company, partially offset by an increase in the average revenue per applicant. The number of insurance applicants tested decreased due to accounts lost as a result of pricing competition. Healthcare services revenue increased to $88.5 million in 2003 from $60.9 million in 2002 due to a 37% increase in testing volumes and a 6% increase in the average revenue per patient. Increased sales to new and existing healthcare customers accounted for 28% of the revenue increase, and the acquisition of Central Plains Laboratories, L.L.C. ("CPL") in December 2002 accounted for 17% of the revenue increase. SAT revenue decreased to $26.8 million in 2003 from $27.2 million in 2002 primarily due to a 2% decrease in testing volumes. Total laboratory services revenue from risk assessment and clinical was $204.1 million as compared to $182.0 million in 2002.

Cost of sales increased $31.2 million, or 15%, for the year compared to the prior year. This increase is primarily due to increases in paramedical services, payroll, material costs, medical records and motor vehicle reports. Risk assessment cost of sales increased to $166.0 million compared to $151.7 million during 2002 due to the growth of medical records retrieval services, paramedical examinations performed and teleunderwriting interviews, partially offset by the decrease in laboratory specimen volumes. Clinical healthcare cost of sales increased to $51.9 million compared to $33.7 million during 2002 due to increased specimen volumes. Clinical SAT cost of sales decreased to $19.2 million compared to $20.4 million during 2002 due to cost savings on material costs and payroll, and lower specimen volumes.

As a result of the above factors, gross profit increased $16.6 million, or 18%, to $108.9 million in 2003 from $92.3 million in 2002. Risk assessment gross profit increased $6.5 million, or 11%, to $64.7 million in 2003. Clinical healthcare gross profit improved $9.4 million to $36.5 million in 2003 from $27.1 million in 2002. Clinical SAT gross profit increased $0.7 million to $7.6 million in 2003 from $6.9 million last year.

Selling, general and administrative ("SGA") expenses increased $9.5 million, or 15%, in 2003 compared to 2002 primarily due to increases in payroll, consulting for software implementations, insurance, bad debt and amortization expenses. Payroll expenses increased $3.7 million, or 10%, due to increased headcount. Bad debt expense increased in conjunction with the increase in revenue. Risk assessment SGA increased to $17.4 million compared to $17.2 million in 2002 due to amortization and consulting expenses, partially offset by a decrease in payroll. Clinical healthcare SGA increased to $18.7 million compared to $15.3 million in 2002 due to an increase in payroll and bad debt expenses. Clinical SAT SGA decreased to $3.1 million in 2003 from $3.3 million. Corporate SGA increased to $34.2 million from $28.0 million in 2002 due to increases in payroll, insurance, consulting and audit expenses.

Operating income increased 25% to $35.5 million in 2003 from $28.4 million in 2002. Risk assessment services had operating income of $47.4 million compared to $41.0 million in 2002. Clinical healthcare services operating income increased to $17.7 million in 2003 from $11.9 million in 2002. Clinical SAT operating income improved to $4.6 million in 2003 from $3.6 million in 2002. Corporate operating expenses for the year were $34.2 million compared to $28.0 million in 2002.

Nonoperating expense decreased $1.3 million in 2003 compared to 2002, primarily due to decreased interest expense. Interest expense decreased from 2002 primarily due to refinancing the Company's subordinated debt through borrowings under the Company's line of credit. The effective tax rate during 2003 was 37% compared to 39% in 2002.

The combined effect of the above factors resulted in net income of $20.7 million, or $1.23 per diluted share, compared to net income of $14.8 million, or $0.91 per diluted share, in 2002.

2002 Compared to 2001

Revenue for the year ended December 31, 2002, was $298.1 million compared to $233.9 million in 2001. The increase of $64.2 million, or 27%, was due to increases in risk assessment revenue of $50.6 million and clinical healthcare revenue of $14.3 million, partially offset by a decrease in clinical SAT revenue of $0.7 million. Risk assessment revenue increased to $210.0 million from $159.3 million in 2001 due primarily to increases of $17.1 million of other insurance services revenue, $17.0 million in paramedical services and $16.6 million in laboratory testing. Other insurance services revenue increased due to growth in teleunderwriting and medical records retrieval services. Paramedical services revenue increased due to an increase in the number of paramedical exams performed. Insurance laboratory revenue increased primarily due to the acquisition of the Osborn Group, Inc. ("Osborn") on August 31, 2001 and a first quarter increase in applicant volumes. Healthcare services revenue increased to $60.9 million in 2002 from $46.6 million in 2001 due to a 17% increase in testing volumes and a 12% increase in the average revenue per patient. SAT revenue decreased to $27.2 million in 2002 from $27.9 million in 2001 primarily due to a 5% decrease in testing volumes. Total laboratory services revenue from risk assessment and clinical was $182.0 million as compared to $151.8 million in 2001.

Cost of sales increased $40.5 million, or 25%, for the year compared to the prior year. This increase is primarily due to increases in paramedical collections, payroll, material costs, medical records retrieval services and motor vehicle reports. Risk assessment cost of sales increased to $151.7 million compared to $113.1 million during 2001 due to the increase in paramedical exams, teleunderwriting interviews and laboratory specimen volumes. Clinical healthcare cost of sales increased to $33.7 million compared to $29.6 million during 2001 due to increased specimen volumes. Clinical SAT cost of sales decreased to $20.4 million compared to $22.6 million during 2001 due to cost savings on payroll and material costs, and lower specimen volumes.

As a result of the above factors, gross profit increased $23.7 million, or 35%, to $92.3 million in 2002 from $68.6 million in 2001. Risk assessment gross profit increased $12.0 million, or 26%, to $58.3 million in 2002. Clinical healthcare gross profit improved $10.1 million to $27.1 million in 2002 from $17.0 million in 2001. Clinical SAT gross profit increased $1.6 million to $6.9 million in 2002 from $5.3 million last year.

Selling, general and administrative expenses decreased $0.4 million, or 1%, in 2002 compared to 2001 primarily due to lower amortization expense of $7.9 million partially offset by increases in payroll and bad debt expenses. Amortization in 2001 included goodwill amortization of $4.2 million, non cash warrant amortization of $3.2 million related to the Welsh, Carson, Anderson and Stowe IX, L.P. ("WCAS") financing and non cash amortization of $0.6 million for warrants issued in exchange for an exclusive marketing arrangement. Payroll expenses increased $5.7 million, or 19%, primarily due to an investment in corporate information systems personnel and clinical healthcare and risk assessment commission expenses related to the higher testing volumes. Bad debt expenses increased in conjunction with the increase in revenue. Risk assessment SGA decreased to $17.2 million compared to $17.6 million in 2001 due to the elimination of $1.3 million of goodwill amortization, partially offset by increases in payroll, bad debt and sales expenses. Clinical healthcare SGA increased to $15.3 million compared to $13.6 million in 2001 due to an increase in bad debt and payroll expenses partially offset by savings on Lab Card production expenses. Clinical SAT SGA decreased to $3.3 million in 2002 from $4.1 million due to lower payroll expense and the one time warrant amortization of $0.6 million in 2001. Corporate SGA decreased to $28.0 million from $29.1 million in 2001 due to the elimination of goodwill amortization and the WCAS warrant amortization in 2001, partially offset by an increase in payroll expenses.

Operating income increased to $28.4 million in 2002 from $4.3 million in 2001. Risk assessment services had operating income of $41.0 million compared to $28.7 million in 2001. Clinical healthcare services operating income increased to $11.9 million in 2002 from $3.5 million in 2001. Clinical SAT operating income improved to $3.6 million in 2002 from $1.3 million in 2001. Corporate operating expenses decreased to $28.0 million from $29.1 million in 2001.

Nonoperating expense increased $2.0 million in 2002 compared to 2001 primarily due to increased interest expense. The effective tax rate during 2002 was 39% compared to 150% in 2001. The high effective tax rate in 2001 was due to goodwill amortization expenses, which were not deductible for tax purposes.

The combined effect of the above factors resulted in net income of $14.8 million, or $0.91 per diluted share, compared to a net loss of $1.0 million, or $0.18 per share, in 2001.

TRENDS

The risk assessment services market continues to be highly competitive. The primary focus of the competition has been on lower pricing for laboratory and paramedical services and expansion of services to compete with those offered by the Company. LabOne plans to maintain its focus on its long-standing commitment to customer service, provision of quality products and services at competitive prices and development of innovative data management services and technological solutions that offer customers faster sources of reliable underwriting information and differentiate LabOne from its competitors.

The Company anticipates that during 2004 the number of insurance applicants who undergo laboratory testing will remain relatively flat with 2003 and downward pressures on laboratory pricing will continue. Continued increases in the number and type of tests ordered per applicant tested are expected to continue, as is the willingness of life insurance companies to outsource other services such as case management and teleunderwriting. The Company should be uniquely positioned to capitalize on these anticipated trends.

During 2003, LabOne continued to expand its customer base of national life insurance carriers using the Company's teleunderwriting services. Under the terms of these contracts, LabOne personnel conduct telephone interviews relating to the medical histories of new life insurance policy applicants. The Company anticipates continued increases in revenues from these services during 2004.

Revenue from paramedical services increased $11.1 million in 2003, and the Company anticipates that this growth trend will continue during 2004 although at a slower pace. Paramedical services historically return a lower gross margin than LabOne's other business segments. In most cases, a substantial percentage of the revenue from a specimen collection is paid to a contractor who owns and operates an independent local office that arranges for the collection. If this revenue grows as a percentage of total LabOne revenue, its lower gross margins will add to the total profitability of LabOne but will reduce the average gross profit percentage of revenue.

In clinical healthcare, the Company serves approximately 800,000 managed care members under exclusive managed care outpatient laboratory service arrangements. The Company continues to add network approvals for healthcare plans in focused regional physician markets to increase penetration. Managed care organizations, and the physicians who are under their contracts, continue to choose LabOne for its quality controlled testing, disease management data capabilities and responsive customer service and support.

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

LabOne continues development of methods to internalize testing formerly referenced to esoteric laboratories. Additionally, internal cytology and anatomic pathology capacity has been added, which will reduce LabOne's dependence on commercial providers for these services and reduce costs. The integration of purchased laboratories, including Central Plains Laboratories, the core laboratory operations of the Health Alliance and Northwest Toxicology, will increase testing volumes at the Lenexa facility, improving capacity utilization and generating improved incremental margins on transferred testing.

The Company continues to market the Lab Card® Program to physician practices and managed care companies. Membership in the Lab Card Program is approximately 3.2 million members.

LIQUIDITY AND CAPITAL RESOURCES

LabOne's working capital position increased to $48.1 million as of December 31, 2003, from $40.4 million as of December 31, 2002. This increase is primarily due to increased net income for the year. Accounts receivable grew to $57.9 million as of December 31, 2003, from $48.7 million as of December 31, 2002, due to the increase in revenue. Total cash and cash equivalents as of December 31, 2003, were $4.7 million compared to $8.1 million as of December 31, 2002. Management expects to be able to fund operations from a combination of cash flow from operations and borrowings.

During 2003, the Company spent $13.3 million on acquisitions and $9.7 million for capital expenditures. Acquisitions for 2003 included ScanTech Solutions, L.L.C. for $5.9 million, the insurance testing laboratory of MetLife, Inc. for $5.1 million and $2.2 million for three paramedical affiliates. During 2002, the Company spent $17.2 million on acquisitions and $8.0 million for capital expenditures. Acquisitions for 2002 included CPL for $12.1 million and $4.6 million for several paramedical affiliates. During 2001, the Company spent $53.0 million on acquisitions and $8.6 million for capital expenditures. Acquisitions in 2001 included $50.6 million for Osborn and $2.4 million for several paramedical operations.

To finance the purchase of Osborn in 2001, LabOne issued $35 million of convertible preferred stock, 350,000 warrants to purchase LabOne stock at $0.01 per share and $15 million of subordinated debt to WCAS. The preferred stock earned a paid-in-kind dividend at a fixed rate of 8% compounded semiannually and was converted into LabOne common stock at a rate of $8.32 per share during the third and fourth quarters of 2003. The warrants were exercised in 2003. The $15 million of subordinated debt bore a fixed interest rate of 11% and was refinanced on December 31, 2002 from borrowings on the Company's line of credit.

Interest on the industrial revenue bonds issued to finance the construction of the Company's Lenexa facility is based on a taxable seven-day variable rate which, including letter of credit and remarketing fees, was approximately 2.1% as of February 1, 2004. The outstanding balance on the bonds was $10.8 million as of December 31, 2003 and the bonds mature over the next six years in increments of $1.8 million per year.

On June 11, 2002, the Company entered into a $100 million credit agreement with JPMorgan Chase Bank (administrative agent and collateral agent) and Wachovia Bank, N.A. (syndication agent). On December 3, 2003, the commitments under the credit agreement were increased to $150 million. The line of credit bears variable interest which, as of December 31, 2003, was 2.9% and requires a commitment fee of 0.5% on the unused portion of the commitment. The line of credit is due on June 11, 2005. As of December 31, 2003, prior to the acquisitions of the core laboratory operations of the Health Alliance and of Northwest Toxicology, $47 million was outstanding under the agreement and approximately $70 million of the remaining $103 million was available for borrowing.

Under the terms of the credit agreement, the Company must comply with certain financial covenants. A leverage covenant requires that the ratio of total indebtedness to the sum of four rolling quarters of earnings before interest, taxes, depreciation and amortization (EBITDA), as defined, be less than 2.75 times. An interest coverage covenant requires that the ratio of the sum of four rolling quarters of EBITDA be at least 4.0 times the net interest expense, as defined, for those quarters. Other covenants limit annual cash capital expenditures to thirty percent of EBITDA and require the maintenance of a certain level of consolidated net worth. As of December 31, 2003, the Company was in compliance with all financial covenants related to the line of credit.

The following table summarizes certain contractual obligations as of December 31, 2003:

		Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Long-term debt	$58,087	$ 1,984	$50,703	$ 3,600	$ 1,800
Capital lease obligations	72	30	28	14	—
Operating leases	10,420	3,331	3,398	1,592	2,099
Purchase obligations	—	—	—	—	—
Total contractual obligations	$68,579	$ 5,345	$54,129	$ 5,206	$ 3,899

RECENT ACCOUNTING DEVELOPMENTS

In November 2002, FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The adoption of FASB Interpretation No. 45 did not have a material impact on the Company's financial statements.

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities, as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The application of this Interpretation did not have a material impact on the Company's financial statements.

In December 2003, FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. This Interpretation replaces Interpretation 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which was issued in January 2003. The Company will be required to apply Interpretation No. 46R to variable interests in variable interest entities created after December 31, 2003. For variable interests in variable interest entities created before January 1, 2004, Interpretation No. 46R will be applied beginning on January 1, 2005. The Company currently does not have any controlling financial interests that are within the scope of this Interpretation.

In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of SFAS No. 150.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

While many operational aspects are subject to complex federal, state and local regulations, the accounting for LabOne's business is generally straightforward. The Company recognizes revenues for its services when those services are provided to the customer. Revenues related to clinical healthcare billings include adjustments for revenue disallowances estimated at the time the revenue is recorded.

Allowance for Doubtful Accounts

The estimate of the allowance for doubtful accounts involves a standardized monthly review of the collectibility of receivables based on contractual obligations and the aging of accounts receivable. Contractual agreements, historical collection patterns and payor reimbursement experience are integral in the estimation of the allowance for doubtful accounts. In addition, the current state of billing functions is assessed in order to identify any known collection or reimbursement issues in order to assess the impact, if any, on reserve estimates, which involve judgment. Adjustments to the reserve for contractual agreements are reported as a reduction in revenues. Other adjustments are recorded to bad debt expense within selling, general and administrative expenses. The collection and reserves processes, along with the monitoring of billing processes, helps to reduce the risk associated with material revisions to estimates resulting from adverse changes in collection and reimbursement experience and billing functions.

Software Developed for Internal Use

Certain internal and external costs incurred in connection with developing or obtaining software for internal use are capitalized in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These capitalized costs are included in property, plant and equipment and are subject to amortization over their estimated useful lives beginning when the software project is put in service. The Company periodically reviews the lives and values of its capitalized software and makes adjustments if necessary.

Goodwill and Intangible Assets

The Company allocates the purchase price of acquired businesses in accordance with SFAS No. 141, Business Combinations. A portion of the purchase price is assigned to each individual asset acquired on the basis of its fair value. Intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights. If intangible assets do not arise from contractual or other legal rights, they are recognized as assets apart from goodwill only if they are capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. Intangible assets recognized apart from goodwill have a determinable life and are amortized accordingly. The excess of the purchase price over the sum of the amounts assigned to the tangible assets and any separately recognized intangible assets acquired less liabilities assumed is recognized as goodwill.

The Company evaluates the recoverability and measures the potential impairment of goodwill under SFAS 142, Goodwill and Other Intangible Assets. The impairment test is a two-step process that begins with the estimation of the fair value of the reporting units to determine if any impairment exists. The second step measures the amount of the impairment, if any. The estimate of fair value considers publicly available information regarding the market capitalization of the Company, as well as the financial projections and future prospects of business, including growth opportunities and likely operational improvements, and comparable sales prices, if available. To assess potential impairment, the estimate of fair value for the Company is compared to the book value of the consolidated net assets. If the book value of the consolidated net assets is greater than the estimate of fair value, the Company then proceeds to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit's goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess. The Company believes its estimation methods are reasonable and reflective of common valuation practices.

FACTORS AFFECTING THE COMPANY'S FUTURE PERFORMANCE

Investing in shares of LabOne common stock involves a risk of loss. Set forth below and elsewhere in this Report and in other documents the Company files with the Securities and Exchange Commission are risks and uncertainties that could cause the Company's actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report and other public statements made by the Company.

If the Company cannot effectively implement its growth strategy, it would materially affect business and results of operations. LabOne's growth strategy assumes the Company will acquire additional risk assessment, laboratory testing or other related businesses and enter into new strategic alliances. The Company cannot assure that it will be able to continue to identify risk assessment, laboratory testing or other related service companies to acquire or enter into alliances with or otherwise negotiate acceptable terms with respect to any transaction. Furthermore, the Company may have difficulty integrating an acquired business with existing operations, retaining key customers or vendors or retaining key personnel of the acquired business. The acquisition and integration of an acquired business requires the dedication of significant management resources that could adversely affect business activities or customer service. In addition, the issuance of equity securities pursuant to these acquisitions or alliances could be dilutive to existing shareholders.

LabOne derives a significant portion of revenue from risk assessment and laboratory testing services contracts, many of which are terminable at will or on short notice by customers. Other contracts are terminable or subject to significant penalties if performance standards are not met. Competition, interruption or deterioration in services or a change in management or ownership of a customer could result in a customer's decision to stop using LabOne's services in whole or in part.

Lower prices offered by competitors may undercut LabOne's competitive advantage and reduce profits. The Company has competed in the life insurance risk assessment business by offering a more complete suite of higher quality services than its competitors at competitive prices. Some competitors are offering lower prices. If these competitors continue to reduce prices and customers refuse to pay higher prices for LabOne's services, profits may be reduced. Competition from other providers of risk assessment, laboratory testing or other related services may materially harm LabOne's business and results of operations.

LabOne has numerous competitors, including two larger national laboratory companies with significantly greater financial and technical resources. These national laboratory companies also have national and regional contracts with managed care networks, some on an exclusive basis, and they also have exclusive arrangements for the distribution of certain esoteric tests applicable to the clinical market. The strategies and other efforts of the Company's competitors, if successful, may erode the Company's customer base, limit the Company's access to users and payors of laboratory services, reduce the Company's existing and future sources of revenue and access to local and regional markets, and cause the Company to reduce prices or increase its marketing and other costs of doing business, each of which could have a material adverse affect on the Company's business and results of operations.

Any adverse change in the number and types of tests ordered by life insurance companies could reduce profits. Currently, the largest and most profitable business segment for LabOne is providing risk assessment services to the life insurance industry. The level of demand for such services is influenced by a number of factors, including:

o   the number of life insurance applications underwritten,
o   the policy amount thresholds at which insurance companies order testing and other services,
o   the type and costs of tests and other services requested,
o   testing and specimen collection innovations approved by the Food and Drug Administration, and
o   the extent to which insurance companies may create in-house testing facilities and provide other underwriting services in-house.

These factors are beyond the Company's control. Any adverse changes in life insurance industry demand for testing and other services the Company provides could significantly reduce profits.

Efforts by managed-care organizations, Medicare, Medicaid, insurance companies and other payors to reduce the cost and utilization of healthcare services, including laboratory testing services, could reduce the prices for laboratory testing services and harm the results of clinical laboratory operations.

Impairment of goodwill on LabOne's books could depress the stock price. As of December 31, 2003, the Company had $99.1 million of goodwill, including $23.6 million from the merger of LabOne, Inc. and Lab Holdings, Inc. in 1999, recorded on its balance sheet. If this goodwill is impaired in the future, the Company will be required to take a non-cash charge to earnings. This could depress the market price of LabOne stock if the stock price is influenced by investors that focus primarily on net earnings rather than on other financial measures.

The failure to provide accurate laboratory test results and other data or follow accepted procedures may result in claims that may not be covered by insurance. Clients rely on the accuracy of testing and other services to make significant insurance, treatment and employment decisions. In addition, federal and state laws regulate the disclosure of specimen testing results and other nonpublic personal information. If LabOne does not provide accurate test results using accepted scientific methods, does not provide other data accurately, or does not adequately protect the confidentiality and security of this information, the Company could incur significant liability. The Company has insurance to cover these types of claims, but cannot assure that this coverage is adequate or will continue to be available at reasonable prices.

Business could be harmed by disruption in express delivery service. LabOne generally relies on express couriers to transport specimens to its laboratories quickly and safely. A disruption in these couriers' businesses resulting from a labor dispute, natural disaster, malicious human acts or other event could harm business and results of operations.

The development of more attractive on-site rapid assay tests may reduce demand for laboratory testing services. LabOne serves customers through laboratory-based testing facilities. Although there are some on-site rapid assay testing products available in the marketplace, rapid assays have not achieved broad market acceptance due to the high cost of such assays, liability concerns, regulatory limitations, less accurate testing results and the absence of a broad testing menu. If more competitive assays become available, such products could be substituted for laboratory based testing and have an adverse impact on business and results of operations.

Business and results of operations could be adversely affected if the Company's primary testing facility is temporarily shut down or severely damaged because of a natural disaster, telecommunications failure or other serious event. The Company carries business interruption insurance to compensate for losses which might occur, but it cannot provide assurance that this insurance coverage will be enough to compensate for damages resulting from any such disruption to business.

LabOne's organizational documents and other agreements contain restrictions that might prevent a takeover or change in management. Provisions of the articles of incorporation and by-laws might have the effect of discouraging a potential acquirer from attempting a takeover on terms that some shareholders might favor, reducing the opportunity for shareholders to sell shares at a premium over then-prevailing market prices and preventing or frustrating attempts to replace or remove current management. These provisions include:

o   a fair price provision,
o   a requirement that the board of directors be classified,
o   the authorization of a "blank check" preferred stock to be issued at the discretion of the board of directors, and
o   a requirement that the Company receive advance notice of shareholder nominees for director and shareholder proposals.

In addition, the Company has a shareholder rights plan, which grants shareholders other than the acquiring person the right to purchase common stock at one-half of market price if any person becomes the beneficial owner of 15% or more of the outstanding shares of common stock, subject to a number of exceptions set forth in the plan.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk exposure exists due to LabOne's variable interest rates associated with its liability of $47.0 million borrowing on its line of credit and $10.8 million in industrial revenue bonds as of December 31, 2003. The interest expense on the line of credit is based on the LIBOR rate plus a range of 125 to 225 basis points and is approximately 2.9% as of February 1, 2004. The interest expense incurred on the bonds is based on a taxable seven-day variable rate which, including letter of credit and remarketing fees, is approximately 2.1% as of February 1, 2004. Any future increase in interest rates would result in additional interest expense which could be material. Based on balances outstanding as of December 31, 2003, an assumed 10% increase in interest rates (representing approximately 30 basis points) would potentially increase interest expense on these instruments by $0.2 million annually.

A foreign currency risk exposure exists due to sales in Canada in Canadian dollars and the direct laboratory expenses associated with this revenue being incurred in US dollars. This exposure is not considered to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See ITEM 15.(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9(A). CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed for information required to be disclosed in the Company's reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also are designed for such information to be accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that the control system's objectives would be met.

There were no changes in the Company's internal controls over financial reporting during the fourth quarter of fiscal 2003 that materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included under the captions entitled "Election of Directors" and "Management of LabOne" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to its annual meeting of stockholders to be held May 24, 2004, is incorporated into Item 10 by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information included under the caption entitled "Executive Compensation" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to its annual meeting of stockholders to be held May 24, 2004, is incorporated into Item 11 by reference, except the information contained in the Proxy Statement under the captions "Compensation Committee Report on Executive Compensation" and "Comparison of Five Year Cumulative Total Return Among LabOne, Nasdaq Composite Index and Peer Group" is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included under the captions entitled "Security Ownership of Management," "Security Ownership of Certain Beneficial Owners" and "Equity Compensation Plan Information" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to its annual meeting of stockholders to be held May 24, 2004, is incorporated into Item 12 by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included under the caption entitled "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to its annual meeting of stockholders to be held May 24, 2004, is incorporated into Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information included under the caption entitled "Audit and Non-audit Fees" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to its annual meeting of stockholders to be held May 24, 2004, is incorporated into Item 14 by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2) -- The following consolidated financial statements and schedule are attached as a separate section of this report entitled "Consolidated Financial Statements and Schedule":

INDEPENDENT AUDITORS' REPORT

CONSOLIDATED FINANCIAL STATEMENTS:
   Consolidated Balance Sheets, December 31, 2003 and 2002
   Consolidated Statements of Operations, Years Ended
      December 31, 2003, 2002 and 2001
   Consolidated Statements of Stockholders' Equity,
      Years Ended December 31, 2003, 2002 and 2001
   Consolidated Statements of Cash Flows, Years Ended
      December 31, 2003, 2002 and 2001
   Notes to Consolidated Financial Statements

SCHEDULE:
   Schedule II - Valuation and qualifying accounts

All other schedules are omitted because they are not applicable, not required or the information is included in the Consolidated Financial Statements or the notes thereto.

(b) Reports on Form 8-K

A Form 8-K current report dated October 8, 2003, was filed with the Commission reporting under Item 9. Regulation FD Disclosure, the Health Alliance had entered into negotiations with LabOne as its partner for the sale of its medical testing laboratory, Alliance Laboratory Services.

A Form 8-K current report dated October 10, 2003, was filed with the Commission reporting under Item 9. Regulation FD Disclosure, the completion of the closing process with MetLife to acquire the MetLife Insurance Testing Laboratory located in Elmsford, NY and initiation of a long-term agreement to provide laboratory testing services to MetLife, Inc. and its affiliated entities.

A Form 8-K current report dated November 12, 2003, was filed with the Commission reporting under Item 9. Regulation FD Disclosure, the content of the third quarter 2003 financial results conference call to investors.

A Form 8-K current report dated December 1, 2003, was filed with the Commission reporting under Item 9. Regulation FD Disclosure, the signing of a definitive agreement with the Health Alliance to acquire Alliance Laboratory Services and to provide laboratory testing services.

A Form 8-K current report dated December 3, 2003, was filed with the Commission reporting under Item 9. Regulation FD Disclosure, the establishment of earnings guidance for 2004.

A Form 8-K current report dated December 11, 2003, was filed with the Commission reporting under Item 9. Regulation FD Disclosure, an increase in the amount available under the Company's revolving credit facility.

(c) Exhibits required by Item 601 of Regulation S-K

   (Exhibits follow the Schedule):

2.1*	Distribution Agreement, dated December 20, 1996, between the Registrant and Syntroleum Corporation (formerly SLH Corporation) - attached as Exhibit 2(a) to Syntroleum Corporation's Form 10/A (Amendment No. 1) dated February 4, 1997 (File No. 0-21911).
2.2*	Blanket Assignment, Bill of Sale, Deed and Assumption Agreement, dated as of February 28, 1997, between the Registrant and Syntroleum Corporation (formerly SLH Corporation) - attached as Exhibit 2(b) to Syntroleum Corporation's Form 10/A (Amendment No. 1) dated February 4, 1997 (File No. 0-21911).
2.3*	Agreement and Plan of Merger by and between Lab Holdings, Inc. and LabOne, Inc., dated March 7, 1999 - attached as Appendix A to the Joint Proxy Statement/Prospectus filed as a part of the Registrant's Registration Statement on Form S-4, filed July 2, 1999 (File No. 333-76131).
2.4*	Stock Purchase Agreement, dated August 31, 2001, between the Registrant and ChoicePoint Inc. and ChoicePoint Services Inc. -- attached as exhibit 2. to the Current Report on Form 8-K filed September 14, 2001.
2.5*	Asset Purchase Agreement dated November 28, 2003 by and between LabOne, Inc. and the Health Alliance, for itself and on behalf of certain affiliated entities identified therein, including Amendment No. 1 to the Purchase Agreement dated December 31, 2003. -- attached as exhibit 2.1 to the Registrant's Current Report on Form 8-K filed January 20, 2004.
2.6	Amendment No. 2 to the Purchase Agreement between LabOne, Inc. and the Health Alliance.
3.1*	Amended Articles of Incorporation - attached as Exhibit B to Appendix A to the Joint Proxy Statement/Prospectus filed as a part of the Registrant's Registration Statement on Form S-4, filed July 2, 1999 (File No. 333-76131).
3.2*	Certificate of Designations, Preferences, Qualifications and Rights of Series A Preferred Stock, dated February 11, 2000 - attached as Exhibit 3.2 to Annual Report on Form 10-K of LabOne, Inc., a Missouri corporation, for the year ended December 31, 1999.
3.3*	Amended and Restated Bylaws - attached as Exhibit C to Appendix A to the Joint Proxy Statement/Prospectus filed as a part of the Registrant's Registration Statement on Form S-4, filed July 2, 1999 (File No. 333-76131).
4.1*	Trust Indenture dated as of September 1, 1998, between the City of Lenexa, Kansas and Intrust Bank, N.A. related to the issuance of Taxable Industrial Revenue Bonds for the LabOne, Inc. Facility Project - attached as Exhibit 4.1 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Delaware corporation, for the quarter ended September 30, 1998 (File No. 0-15975).
4.2*	Lease Agreement dated as of September 1, 1998, between the City of Lenexa, Kansas and LabOne, Inc. related to the Trust Indenture - attached as Exhibit 4.2 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Delaware corporation, for the quarter ended September 30, 1998 (File No. 0-15975).
4.3*	Reimbursement Agreement dated as of September 1, 1998, between LabOne, Inc. and Commerce Bank, N.A. - attached as Exhibit 4.3 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Delaware corporation, for the quarter ended September 30, 1998 (File No. 0-15975).
4.4	Amended and Restated Credit Agreement dated December 3, 2003 between LabOne and JPMorgan Chase Bank and Wachovia Bank, National Association.
4.5*	Rights Agreement and attached exhibits A, B and C, dated as of February 11, 2000, between the Registrant and American Stock Transfer & Trust Company, - attached as Exhibit 4.1 to the Registrant's Form 8-K Current Report, filed February 14, 2000.
4.6*	Amendment No. 1 to Rights Agreement dated August 31, 2001 between LabOne, Inc. and American Stock Transfer & Trust Company - attached as exhibit 4.6 to the Registrant's Form 8-K Current Report, filed October 5, 2001.
4.7*	Warrant to Purchase Shares of Common Stock of LabOne, Inc., issued to Health Plan Services, Inc., dated April 1, 1999 - attached as Exhibit 10.19 to the Registrant's Registration Statement on Form S-4, filed July 2, 1999 (File No. 333-76131).
4.8*	Securities Purchase Agreement dated as of August 31, 2001 by and among LabOne, Inc., Welsh, Carson, Anderson and Stowe IX, L.P. and the other purchasers named on Schedule I to the Securities Purchase Agreement - attached as exhibit 4.1 to the Current Report on Form 8-K filed October 5, 2001.
4.9*	Letter Agreement dated December 10, 2001, clarifying the Securities Purchase Agreement dated August 31, 2001 - attached as exhibit 4.8 to the Current Report on Form 8-K filed December 11, 2001.
4.10*	Amendment 2 dated June 11, 2002 to the Securities Purchase Agreement between LabOne and Welsh Carson Anderson and Stowe - attached as exhibit 10.2 to the Quarterly Report on Form 10-Q of LabOne, Inc. for the quarter ended June 30, 2002.
4.11*	Release agreement dated May 20, 2002 related to the Stock Purchase Agreement between LabOne and Welsh Carson Anderson and Stowe - attached as exhibit 10.1 to the Quarterly Report on Form 10-Q of LabOne, Inc. for the quarter ended June 30, 2002.
4.12*	Amended Certificate of Designation for Series B-1 Cumulative Convertible Preferred Stock - attached as exhibit 4.2 to the Current Report on Form 8-K filed December 11, 2001.
4.13*	Amended Certificate of Designation for Series B-2 Cumulative Preferred Stock - attached as exhibit 4.4 to the Current Report on Form 8-K filed December 11, 2001.
4.14*	Form of Series A Senior Subordinated Note - attached as exhibit 4.5 to the Current Report on Form 8-K filed October 5, 2001.
4.15*	Warrant Agreement dated as of August 31, 2001 by and among LabOne, Inc., Welsh, Carson, Anderson and Stowe IX, L.P. and the other purchasers named on Schedule I to the Securities Purchase Agreement - attached as exhibit 4.3 to the Current Report on Form 8-K filed October 5, 2001.
4.16*	Registration Rights Agreement dated August 31, 2001 among LabOne, Inc., Welsh, Carson, Anderson and Stowe IX, L.P. and the other purchasers named on Schedule I to the Securities Purchase Agreement-- attached as exhibit 4.7 to the Current Report on Form 8-K filed October 5, 2001.
10.1*	Registrant's 1997 Directors' Stock Option Plan, as amended - attached as Exhibit 10.4 to the Registrant's Form 10-Q for the quarter ended September 30, 1998. ***
10.2*	Form of Option Agreement with Directors under the Directors' Stock Option Plan, as amended - attached as Exhibit 10.5 to the Registrant's Form 10-Q for the quarter ended September 30, 1998. ***
10.3*	1987 Long-Term Incentive Plan of LabOne, Inc., approved May 16, 1991, with amendments adopted May 21, 1993 and November 9, 1993 - attached as Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993. **
10.4*	Amendment to 1987 Long-Term Incentive Plan of LabOne, Inc., effective February 10, 1995 - attached as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for year ended December 31, 1995. **
10.5*	Amendment to 1987 Long-Term Incentive Plan of LabOne, Inc., effective May 9, 1997 - attached as Exhibit 10.5 to the Annual Report on Form 10-K of LabOne, Inc., a Delaware corporation, for the year ended December 31, 1997 (File No. 0-15975). **
10.6*	1997 Long Term Incentive Plan of LabOne, Inc. - attached as Exhibit 10.1 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Delaware corporation, for the quarter ended June 30, 1998 (File No. 0-15975). **
10.7*	Form of Stock Option Agreement pursuant to the LabOne 1997 Long-Term Incentive Plan - attached as Exhibit 10.2 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Delaware corporation, for the quarter ended June 30, 1998 (File No. 0-15975). **
10.8*	LabOne 2001 Long-Term Incentive Plan, as amended - attached as Appendix A to the Proxy Statement of LabOne, Inc. filed April 17, 2002.**
10.9*	Form of Stock Option Agreements pursuant to the LabOne 2001 Long-Term Incentive Plan - attached as Exhibit 10.8 to the Annual Report on Form 10-K of LabOne, Inc. for the year ended December 31, 2001.**
10.10*	LabOne, Inc. 2000 Stock Purchase Loan Program - attached as Exhibit 10 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Missouri corporation, for the quarter ended September 30, 2000. **
10.11	LabOne 2003 Incentive Plan. **
10.12*	Form of Employment Agreement between LabOne, Inc. and its executive officers and certain key employees - attached as Exhibit 10.17 to the Annual Report on Form 10-K of LabOne, Inc. for the year ended December 31, 2001. **
10.13*	Employment Agreement between LabOne, Inc. and W. Thomas Grant II, dated February 11, 2000 - attached as Exhibit 10.18 to the Annual Report on Form 10-K of LabOne, Inc., a Missouri corporation, for the year ended December 31. 2000. **
10.14*	Employment Agreement between LabOne, Inc. and John W. McCarty - attached as Exhibit 10 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Missouri corporation, for the quarter ended March 31, 2000. **
10.15*	Employment Agreement between LabOne, Inc. and Gregg R. Sadler - attached as Exhibit 10.14 to the Annual Report on Form 10-K of LabOne, Inc., a Delaware corporation, for the year ended December 31, 1993 (File No. 0-15975). **
10.16*	Amendment to Employment Agreement between LabOne, Inc. and Gregg R. Sadler - attached as Exhibit 10.13 to the Annual Report on Form 10-K of LabOne, Inc., a Delaware corporation, for the year ended December 31, 1995 (File No. 0-15975). **
10.17*	Employment Agreement between LabOne, Inc. and Joseph C. Benage, dated May 11, 2001 - attached as Exhibit 10.16 to the Annual Report on Form 10-K of LabOne, Inc. for the year ended December 31. 2001. **
10.18*	Form of Amended and Restated Indemnification Agreement between the Registrant and its directors - attached as Exhibit 10.10 to the Annual Report on Form 10-K of LabOne, Inc., a Missouri corporation, for the year ended December 31, 1999.
10.19*	Lease Agreement dated as of November 28, 2001, between Townsend Summit LLC and LabOne, Inc. - attached as Exhibit 10.1 to the Quarterly Report on Form 10-Q of LabOne, Inc. for the quarter ended March 31, 2002.
21	Subsidiaries of Registrant
24	Powers of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 'SS' 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is accompanying this Annual Report on Form 10-K and is not treated as filed in reliance on Section 601(b)(32) of Regulation S-K.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 'SS' 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is accompanying this Annual Report on Form 10-K and is not treated as filed in reliance on Section 601(b)(32) of Regulation S-K.
99.1*	Transition Services Agreement between LabOne, Inc. and ChoicePoint Services Inc. dated August 31, 2001 - attached as exhibit 99. to the Current Report on Form 8-K filed September 14, 2001.

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

LabOne, Inc.
By:	/s/ John W. McCarty	By:	/s/ W. Thomas Grant II
	John W. McCarty		W. Thomas Grant II
Title:	Executive V.P. and Chief		Chairman of the Board, President
	Financial Officer		and Chief Executive Officer
Date:	March 12, 2004	Date:	March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 12, 2004 in the capacities indicated.

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

Independent Auditors' Report

The Board of Directors
LabOne, Inc.:

We have audited the accompanying consolidated balance sheets of LabOne, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LabOne, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and certain provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. In addition, effective January 1, 2002, the Company ceased amortization of goodwill from business combinations consummated prior to July 1, 2001 and changed its method of determining impairment of goodwill as required by SFAS No. 142.

          /s/ KPMG LLP

Kansas City, Missouri
March 1, 2004

LabOne, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2003 and 2002
(in thousands, except share and per share data)

Assets	2003	2002
Current assets:
Cash and cash equivalents	$ 4,651	$ 8,108
Accounts and note receivable, net of allowance for doubtful accounts of $8,045 in 2003 and $7,076 in 2002	57,928	48,669
Inventories	5,472	4,739
Prepaid expenses and other current assets	5,202	3,968
Deferred income taxes	4,990	3,865
Total current assets	78,243	69,349

Property, plant and equipment, net	47,405	46,851
Goodwill	99,103	96,309
Intangible assets, net	11,345	1,967
Other long-term assets	1,526	2,215
Total assets	$ 237,622	$ 216,691

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 13,617	$ 15,373
Accrued payroll and benefits	11,769	9,148
Other accrued expenses	2,787	2,455
Current portion of long-term debt	2,014	2,006
Total current liabilities	30,187	28,982

Deferred income taxes	5,619	4,599
Long-term debt	56,094	63,051
Other	21	—
Total liabilities	91,921	96,632

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value per share. Authorized 3,000,000 total shares; 38,865 shares of Series B-1 convertible preferred stock issued and outstanding in 2002	—	38,865
Common stock, $0.01 par value per share. Authorized 40,000,000 shares; issued 18,027,729 shares in 2003 and 13,050,020 shares in 2002	180	130
Additional paid-in capital	84,066	48,866
Retained earnings	76,250	58,217
Accumulated other comprehensive loss	(245)	(867)
Treasury stock of 1,144,840 shares in 2003 and 1,756,027 shares in 2002, at cost	(14,550)	(25,152)
Total stockholders' equity	145,701	120,059
Total liabilities and stockholders' equity	$ 237,622	$ 216,691

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Operations
December 31, 2003, 2002 and 2001
(in thousands, except per share data)

	2003	2002	2001
Sales	$ 346,020	$ 298,146	$ 233,887
Cost of sales:
Cost of sales expense	232,602	201,840	162,389
Depreciation and amortization	4,473	3,991	2,913
Total cost of sales	237,075	205,831	165,302
Gross profit	108,945	92,315	68,585
Selling, general and administrative:
Selling, general and administrative expenses	66,832	58,409	51,082
Depreciation and amortization	5,570	5,280	5,112
Amortization of goodwill and intangibles	994	195	8,132
Total selling, general and administrative	73,396	63,884	64,326
Operating earnings	35,549	28,431	4,259

Other income (expenses):
Interest income	117	300	510
Interest expense	(3,017)	(4,486)	(2,658)
Other, net	56	20	(10)
Total other expense, net	(2,844)	(4,166)	(2,158)
Earnings before income taxes	32,705	24,265	2,101
Provision for income taxes	11,973	9,425	3,144
Net earnings (loss)	$ 20,732	$ 14,840	$ (1,043)

Preferred stock dividends	$ (2,699)	$ (2,932)	$ (933)
Net earnings (loss) available to common shareholders	$ 18,033	$ 11,908	$ (1,976)

Earnings (loss) per common share:
Basic	$ 1.44	$ 1.04	$ (0.18)
Diluted	$ 1.23	$ 0.91	$ (0.18)

Weighted average common shares outstanding:
Basic	12,476	11,453	10,881
Diluted	16,893	16,237	10,881

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
December 31, 2003, 2002 and 2001
(in thousands, except share data)

	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Comprehensive income (loss)	Total stockholders' equity
Balance as of December 31, 2000	$ —	$ 130	$ 31,610	$ 69,235	$ (832)	$ (35,432)		$ 64,711
Comprehensive loss:
Net loss	—	—	—	(1,043)	—	—	$ (1,043)	(1,043)
Adjustment from foreign currency translation	—	—	—	—	(38)	—	(38)	(38)
Comprehensive loss							$ (1,081)
Issuance of preferred stock (35,000 shares)	35,000	—	(1,113)	—	—	—		33,887
Beneficial conversion feature of preferred stock	—	—	20,950	(20,950)	—	—		—
Issuance of warrants for purchase of common stock (350,000 shares)	—	—	3,234	—	—	—		3,234
Preferred stock dividends payable in kind	933	—	—	(933)	—	—		—
Stock options exercised (31,800 shares)	—	—	(390)	—	—	632		242
Tax benefit from exercise of options	—	—	57	—	—	—		57
Warrants exercised (50,000 shares)	—	—	(385)	—	—	994		609
Directors' stock compensation (3,171 shares)	—	—	(39)	—	—	63		24
Purchase of treasury stock (6,299 shares)	—	—	—	—	—	(93)		(93)
Balance as of December 31, 2001	35,933	130	53,924	46,309	(870)	(33,836)		101,590
Comprehensive income:
Net earnings	—	—	—	14,840	—	—	$ 14,840	14,840
Adjustment from foreign currency translation	—	—	—	—	3	—	3	3
Comprehensive income							$ 14,843
Preferred stock dividends payable in kind	2,932	—	—	(2,932)	—	—		—
Stock options exercised (661,491 shares)	—	—	(5,068)	—	—	13,149		8,081
Tax benefit from exercise of options	—	—	2,485	—	—	—		2,485
Warrants exercised (250,000 shares)	—	—	(2,477)	—	—	4,970		2,493
Directors' stock compensation (872 shares)	—	—	2	—	—	17		19
Purchase of treasury stock (422,391 shares)	—	—	—	—	—	(9,452)		(9,452)
Balance as of December 31, 2002	38,865	130	48,866	58,217	(867)	(25,152)		120,059
Comprehensive income:
Net earnings	—	—	—	20,732	—	—	$ 20,732	20,732
Adjustment from foreign currency translation	—	—	—	—	622	—	622	622
Comprehensive income							$ 21,354
Preferred stock dividends payable in kind	2,699	—	—	(2,699)	—	—		—
Conversion of preferred stock (41,564 shares) to common stock (4,995,753 shares)	(41,564)	50	41,295	—	—	219		—
Stock options exercised (321,938 shares)	—	—	(168)	—	—	4,999		4,831
Tax benefit from exercise of options	—	—	992	—	—	—		992
Warrants exercised (350,000 shares)	—	—	(6,919)	—	—	6,923		4
Directors' stock compensation (872 shares)	—	—	—	—	—	17		17
Purchase of treasury stock (79,670 shares)	—	—	—	—	—	(1,556)		(1,556)
Balance as of December 31, 2003	$ —	$ 180	$ 84,066	$ 76,250	$ (245)	$ (14,550)		$145,701

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net earnings (loss)	$ 20,732	$ 14,840	$ (1,043)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	11,892	9,812	16,181
Provision for loss on accounts receivable	6,250	5,638	3,955
Income tax benefit from exercise of stock options	992	2,485	57
Deferred income taxes	(96)	127	1,141
Directors' stock compensation	17	19	24
(Gain) loss on sale of property, plant and equipment	(8)	(29)	35
Changes in assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	(14,371)	(10,064)	(12,123)
Inventories	(733)	(54)	223
Prepaid expenses and other current assets	(961)	101	276
Accounts payable	(2,187)	193	(2,052)
Accrued payroll and benefits	2,621	145	7,066
Other accrued expenses	(359)	(1,469)	(62)
Other	65	(585)	325
Net cash provided by operations	23,854	21,159	14,003

Cash flows from investing activities:
Capital expenditures	(9,719)	(8,031)	(8,637)
Acquisition of businesses	(13,273)	(17,244)	(52,979)
Proceeds from sale of property, plant and equipment	59	57	82
Acquisition of patents	(912)	—	—
Purchase of investment	—	(250)	—
Net cash used in investing activities	(23,845)	(25,468)	(61,534)

Cash flows from financing activities:
Net proceeds (payments) on line of credit	(5,000)	24,000	5,000
Proceeds from issuance of subordinated debt	—	—	15,000
Payments on subordinated debt	—	(15,000)	—
Payments on other long-term debt	(2,020)	(1,923)	(2,098)
Debt issue costs	(207)	(1,726)	—
Net proceeds from issuance of preferred stock	—	—	33,887
Proceeds from exercise of stock options	4,831	8,081	242
Purchase of treasury stock	(1,556)	(9,452)	(93)
Proceeds from the exercise of stock warrants	4	2,493	1
Net cash provided by (used in) financing activities	(3,948)	6,473	51,939

Effect of foreign currency translation on cash	482	(6)	(30)
Net increase (decrease) in cash and cash equivalents	(3,457)	2,158	4,378
Cash and cash equivalents at beginning of year	8,108	5,950	1,572
Cash and cash equivalents at end of year	$ 4,651	$ 8,108	$ 5,950

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$ 12,666	$ 7,038	$ 946
Interest	2,116	4,553	2,220

Supplemental schedule of non-cash investing and financing activities:
Preferred stock dividends payable in kind	$ 2,699	$ 2,932	$ 933

Details of acquisitions:
Fair value of assets acquired	$ 14,484	$ 19,344	$ 55,815
Liabilities assumed	(1,211)	(1,612)	(2,604)
Liabilities issued	—	(488)	(232)
Cash paid for acquisitions	$ 13,273	$ 17,244	$ 52,979

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

(1)     Summary of Significant Accounting Policies

Description of Business

LabOne, Inc. ("LabOne" or the "Company") is a diagnostic services provider. The services and information LabOne and its subsidiaries provide include: risk assessment information services for the insurance industry; diagnostic healthcare testing; and drugs of abuse testing services and related employee qualification products.

Principles of Consolidation

The consolidated financial statements include the accounts of LabOne and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenues for its services when those services are provided to the customer. Revenues related to clinical healthcare billings include adjustments for revenue  disallowances estimated at the time the revenue is recorded.

Concentration of Business Risk

One risk assessment customer comprised 10%, 12% and 13% of total sales for 2003, 2002 and 2001, respectively. The Company has a contract with this customer for a ten-year period ending in 2010 that the customer may terminate prior to expiration if the Company encounters service level failures that materially impact the services provided.

Disclosures about Fair Value of Financial Instruments

Fair value of the Company's financial instruments, including cash and cash equivalents, receivables, payables and long-term debt, approximates carrying value. Fair values are based on quoted market values of comparable instruments.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits in banks, marketable securities with maturities of three months or less, money market investments and overnight investments that are stated at cost, which approximates market value.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The estimate of the allowance for doubtful accounts involves a standardized monthly review of the collectibility of receivables based on contractual obligations and the aging of accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

Note Receivable

In 2002, the Company converted $1,999,999 of accounts receivable with a customer into a note receivable to secure its interest in the receivable. The note accrued interest at 8% per year and was secured by the debtor's accounts receivable and other assets. The note was repaid in 2003.

Inventories

Inventories consist of laboratory supplies, completed specimen collection kits for sale to clients and various materials used in the assembly of specimen collection kits. Inventory is valued at the lower of cost (first-in, first-out) or market.

Property, Plant and Equipment

Additions to property, plant and equipment are recorded at cost, which includes interest capitalized during construction, when material. Facilities leased pursuant to revenue bond financing transactions are accounted for as purchases, with the cost of the leased property included in property, plant and equipment and the related obligation included in long-term debt.

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Building	30 years
Laboratory equipment	3 - 5 years
Data processing equipment and software	3 - 6 years
Office and transportation equipment	5 - 7 years
Leasehold improvements	5 years or life of lease

Software Developed for Internal Use

Certain internal and external costs incurred in connection with developing or obtaining software for internal use are capitalized in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These capitalized costs are included in property, plant and equipment and are subject to amortization over their estimated useful lives, beginning when the software project is put in service. The Company periodically reviews the lives and values of its capitalized software and makes adjustments if necessary.

Cost of Borrowings

Costs directly related to the issuance of debt are deferred and amortized over the period the debt is expected to be outstanding using the interest method. Unamortized costs of $883,000 and $1,523,000 as of December 31, 2003 and 2002, respectively, are included in other long-term assets.

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Effective July 1, 2001, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and certain provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. The Company adopted the remaining provisions of SFAS No. 142 as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. In addition, SFAS No. 142 requires that intangible assets with estimable useful lives be amortized over their useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

In connection with SFAS No. 142's transitional goodwill impairment evaluation and annually thereafter, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired. To accomplish this, the Company is required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company is required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. The fair value of the reporting units exceeded the carrying amount based on the Company's analysis and the Company was not required to recognize an impairment loss in 2003 or 2002.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over periods of fifteen to twenty years and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. All other intangible assets were amortized on a straight-line basis from 3 to 5 years.

The following table reconciles previously reported net earnings as if the provisions of SFAS No. 142 were in effect in 2001:

	2003	2002	2001
	(in thousands, except per share data)
Reported net earnings (loss)	$ 20,732	$ 14,840	$ (1,043)
Goodwill amortization	—	—	3,464
Tax benefit	—	—	(119)
Adjusted net earnings	$ 20,732	$ 14,840	$ 2,302

Basic earnings per share:
As reported	$ 1.44	$ 1.04	$ (0.18)
Pro forma	$ 1.44	$ 1.04	$ 0.13

Diluted earnings per share:
As reported	$ 1.23	$ 0.91	$ (0.18)
Pro forma	$ 1.23	$ 0.91	$ 0.13

Impairment of Long-lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Stock Option Plans

The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, as amended by SFAS No. 148, the Company has elected to continue to apply the intrinsic-value based method of accounting described above and has adopted only the disclosure requirements of SFAS No. 123.

The following table illustrates the effect on net earnings if the fair-value based method had been applied to all outstanding and unvested options in each period.

	2003	2002	2001
(in thousands, except per share data)
Net earnings (loss), as reported	$ 20,732	$ 14,840	$ (1,043)
Deduct total stock-based employee compensation expense determined under fair-value based method for all stock options, net of tax	(1,485)	(1,211)	(511)
Pro forma net earnings (loss)	$ 19,247	$ 13,629	$ (1,554)

Basic earnings (loss) per share:
As reported	$ 1.44	$ 1.04	$ (0.18)
Pro forma	$ 1.33	$ 0.93	$ (0.23)

Diluted earnings (loss) per share:
As reported	$ 1.23	$ 0.91	$ (0.18)
Pro forma	$ 1.14	$ 0.84	$ (0.23)

The weighted average per share fair value of stock options granted during 2003, 2002 and 2001 was $11.20, $10.87 and $4.65, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.4%	4.1%	5.1%
Expected volatility factor	53.9%	55.4%	55.0%
Expected life (years)	4.4	5.5	6.0

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using net earnings (loss) available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per share includes the effects of outstanding stock options and common shares issuable upon conversion of convertible preferred stock, if dilutive. In addition, the related preferred stock dividends are added back to income since they would not be paid if the preferred stock were converted to common stock.

The following table reconciles the weighted average common shares used in the basic earnings per share calculation and the weighted average common shares and common share equivalents used in the diluted earnings per share calculation:

	2003	2002	2001
	(in thousands)
Weighted average common shares for basic earnings per share	12,476	11,453	10,881
Dilutive effect of employee stock options	300	290	—
Dilutive effect of common shares issuable upon conversion of preferred stock	4,117	4,494	—
Weighted average common shares for dilutive earnings per share	16,893	16,237	10,881

In 2001, incremental shares from stock options of 52,826 were excluded from the computation of diluted loss per share because they were anti-dilutive. In 2001, 1,424,833 shares of common stock and $933,000 of dividends from the assumed conversion of preferred stock were excluded from the computation of diluted loss per share because they were anti-dilutive.

Recently Issued and Adopted Accounting Standards

In November 2002, FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The adoption of FASB Interpretation No. 45 did not have a material impact on the Company's financial statements.

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities, as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The application of this Interpretation did not have a material impact on the Company's financial statements.

In December 2003, FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. This Interpretation replaces Interpretation 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which was issued in January 2003. The Company will be required to apply Interpretation No. 46R to variable interests in variable interest entities created after December 31, 2003. For variable interests in variable interest entities created before January 1, 2004, Interpretation No. 46R will be applied beginning on January 1, 2005. The Company currently does not have any controlling financial interests that are within the scope of this Interpretation.

In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of SFAS No. 150.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

(2)     Acquisitions

2003 Acquisitions

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for businesses acquired during 2003:

	ScanTech	Lab Acquisition	Paramedical Service Providers
	(in thousands)
Current assets	$ 1,411	$ —	$ 5
Property, plant and equipment	498	280	112
Goodwill	—	800	1,828
Intangible assets:
Non compete agreements	100	—	160
Customer contracts	5,000	4,000	—
Customer lists	143	—	68
Total assets acquired	7,152	5,080	2,173
Current liabilities	1,149	—	—
Long-term debt	62	—	—
Total liabilities assumed	1,211	—	—
Net assets acquired	$ 5,941	$ 5,080	$ 2,173

ScanTech

On August 6, 2003, the Company acquired, for cash, ScanTech Solutions, L.L.C. ("ScanTech") from Protective Life Corporation. ScanTech is a leading provider of medical record retrieval services to life insurance carriers in the United States. In connection with the acquisition, the Company entered into long-term agreements to provide certain Protective Life affiliates with teleunderwriting, paramedical examination, laboratory testing and medical record retrieval services.

Lab Acquisition

On October 10, 2003, the Company acquired, for cash, the insurance testing laboratory of MetLife, Inc. In connection with the acquisition, the Company entered into a long-term agreement to provide laboratory testing services to MetLife, Inc. and its affiliated entities. Goodwill of $800,000 was assigned to the risk assessment services segment.

Paramedical Service Providers

During 2003, the Company acquired, for cash, three paramedical service companies located in Miami, Florida; New Orleans, Louisiana; and Colorado Springs, Colorado. The acquired businesses provide paramedical examinations that are used to assist life insurance companies in objectively evaluating the mortality and morbidity risks posed by policy applicants. Goodwill of $1,828,000 was assigned to the risk assessment services segment.

2002 Acquisitions

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for businesses acquired during 2002:

	Central Plains	Paramedical Service
	Laboratories	Providers
	(in thousands)
Current assets	$ 2,385	$ 5
Property, plant and equipment	787	147
Goodwill	9,371	4,830
Intangible assets:
Non compete agreements	600	119
Customer contract	1,000	—
Customer lists	100	—
Total assets acquired	14,243	5,101
Current liabilities	1,217	12
Deferred income taxes	383	—
Total liabilities assumed	1,600	12
Net assets acquired	$ 12,643	$ 5,089
Consideration:
Cash	$ 12,643	$ 4,601
Notes payable	—	488
Total	$ 12,643	$ 5,089

Central Plains Laboratories

On December 1, 2002, the Company acquired Central Plains Laboratories, L.L.C. ("CPL") located in Hays, Kansas. HMC Services Corporation owned a 70% limited liability company interest and PCS Laboratory Services Group, Inc. ("PCS") owned a 30% limited liability company interest in CPL, constituting all of the issued and outstanding ownership interests of CPL. Pursuant to the Stock and Limited Liability Company Interest Purchase Agreement, the Company purchased all of the issued and outstanding shares of common stock of HMC Services Corporation from Hays Medical Center and purchased the remaining 30% limited liability company interest in CPL from  PCS. The purchase price was $12,584,000 and transaction costs were $59,000. As a result of the transaction, CPL became a wholly owned subsidiary of the Company. Goodwill of $9,371,000 was assigned to the clinical-healthcare services segment.

The agreement also provides for the payment of contingent consideration based on a percentage of earnings before interest, taxes, depreciation and amortization of CPL, as defined, during 2003 and 2004. The 2003 contingent consideration was $127,000 and has been recorded to goodwill.

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

Paramedical Service Providers

During 2002, the Company acquired ten paramedical service companies located in Boston, Massachusetts; Honolulu, Hawaii; St. Louis/Columbia, Missouri; Youngstown, Ohio; Springfield, Illinois; Hannibal, Missouri; Portland, Oregon; Salt Lake City, Utah; Boise, Idaho; and Hyannis, Massachusetts. The acquired businesses provide paramedical examinations that are used to assist life insurance companies in objectively evaluating the mortality and morbidity risks posed by policy applicants. Goodwill of $4,830,000 was assigned to the risk assessment services segment.

2001 Acquisitions

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for businesses acquired during 2001:

	Osborn	Paramedical Service
	Group	Providers
	(in thousands)
Current assets	$ 1,517	$ 1
Property, plant and equipment	1,702	98
Goodwill	49,862	2,309
Intangible assets:
Non compete agreements	53	273
Total assets acquired	53,134	2,681
Current liabilities	2,582	—
Long-term debt	—	22
Total liabilities assumed	2,582	22
Net assets acquired	$ 50,552	$ 2,659
Consideration:
Cash	$ 50,552	$ 2,427
Forgiveness of accounts receivable	—	19
Notes payable	—	213
Total	$ 50,552	$ 2,659

Osborn Group

Pursuant to a Stock Purchase Agreement dated August 31, 2001, the Company purchased all of the outstanding capital stock of Osborn Group, Inc. ("Osborn") and subsidiaries, a leading provider of laboratory testing and other risk assessment services to the life insurance industry. The purchase price was $49,000,000 and transaction costs were $1,552,000. As a result of the transaction, Osborn became a wholly owned subsidiary of the Company. Goodwill of $49,862,000 was assigned to the risk assessment services segment.

Paramedical Services Providers

During 2001, the Company acquired six paramedical service companies located in Virginia Beach, Virginia; Cranston, Rhode Island; Seattle, Washington; Anchorage, Alaska; Salt Lake City, Utah; and Durham, North Carolina. The acquired businesses provide paramedical examinations that are used to assist life insurance companies in objectively evaluating the mortality and morbidity risks posed by policy applicants. Goodwill of $2,309,000 was assigned to the risk assessment services segment.

All of the above acquisitions have been accounted for under the purchase method and, accordingly, the operating results of the acquired companies have been included in the consolidated statements of operations from the dates of acquisition.

(3)     Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2003	2002
	(in thousands)
Land	$ 2,576	$ 2,545
Building	28,966	28,954
Laboratory equipment	24,699	23,066
Data processing equipment and software	42,510	36,748
Office and transportation equipment	14,199	12,434
Leasehold improvements	1,840	1,564
Construction in progress	1,839	1,635
	116,629	106,946
Less accumulated depreciation and amortization	69,224	60,095
	$ 47,405	$ 46,851

(4)     Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for 2003 and 2002 are as follows:

	Risk assessment services	Clinical - Healthcare services	Total
	(in thousands)
Balance as of December 31, 2001	$ 81,729	$ —	$ 81,729
Acquisitions	4,829	9,371	14,200
Purchase accounting adjustments	380	—	380
Balance as of December 31, 2002	86,938	9,371	96,309
Acquisitions	2,628	—	2,628
Purchase accounting adjustments	(67)	130	63
Foreign currency translation adjustments	103	—	103
Balance as of December 31, 2003	$ 89,602	$ 9,501	$ 99,103

The amount of goodwill acquired during 2003 and 2002 that is subject to deductible amortization for income tax purposes is $2,628,000 and $9,849,000, respectively.

Other Intangible Assets

Other intangible assets consist of the following:

	December 31, 2003			December 31, 2002
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
		(in thousands)
Amortizing intangible assets:
Customer lists	6.0 years	$ 310	$ 23	$ 100	$ 1
Customer contracts	5.4 years	10,000	745	1,000	17
Non compete agreements	4.9 years	1,303	402	1,043	158
Acquired patents	8.1 years	912	10	—	—
		$ 12,525	$ 1,180	$ 2,143	$ 176

Aggregate amortization expense for amortizable intangible assets for 2003, 2002 and 2001 was $1,004,000, $195,000 and $887,000, respectively. Estimated amortization expense for the next five years is: $2,265,000 in 2004, $2,239,000 in 2005, $2,215,000 in 2006, $2,171,000 in 2007 and $1,445,000 in 2008.

(5)     Long-term Debt

Long-term debt consists of the following:

	2003	2002
	(in thousands)
Taxable industrial revenue bonds, Series 1998A, principal
    payable annually in equal installments through September
    1, 2009, interest payable monthly at a rate adjusted
    weekly based on short-term United States treasury
    obligations (2.1% as of December 31, 2003), secured
    by the Company's primary laboratory facility and an
irrevocable bank letter of credit	$ 10,800	$ 12,600
Line of credit, variable interest rate (2.9% as of December 31, 2003), principal due June 11, 2005.	47,000	52,000
Other	359	517
Total long-term debt	58,159	65,117
Less:
Current portion	2,014	2,006
Unamortized discount	51	60
Long-term debt, net	$ 56,094	$ 63,051

On June 11, 2002, the Company entered into a $100 million credit agreement with JPMorgan Chase Bank (administrative agent and collateral agent) and Wachovia Bank, N.A. (syndication agent). The credit agreement is secured by substantially all assets excluding the Company's primary laboratory facility. On December 3, 2003, the commitments under the credit agreement were increased to $150 million. The line of credit bears variable interest which, as of December 31, 2003, was 2.9% and requires a commitment fee of 0.5% on the unused portion of the commitment. The line of credit is due on June 11, 2005. As of December 31, 2003, $47 million was outstanding under the agreement and approximately $70 million of the remaining $103 million was available for borrowing.

Under the terms of the agreement, the Company must limit capital expenditures and maintain a certain level of consolidated net worth and certain other financial ratios. As of December 31, 2003, the Company was in compliance with all financial covenants related to the line of credit.

Aggregate maturities of long-term debt as of December 31, 2003 are as follows:

	Bonds	Line of
	payable	credit	Other	Total
	(in thousands)
2004	$ 1,800	$ —	$ 214	$ 2,014
2005	1,800	47,000	100	48,900
2006	1,800	—	31	1,831
2007	1,800	—	8	1,808
2008	1,800	—	6	1,806
Thereafter	1,800	—	—	1,800
	$ 10,800	$ 47,000	$ 359	$ 58,159

(6)     Stockholders' Equity

Preferred Stock

To fund the acquisition of Osborn, the Company sold a total of $50,000,000 in preferred stock and subordinated debt to Welsh, Carson, Anderson & Stowe ("WCAS") pursuant to a Securities Purchase Agreement dated August 31, 2001. The Company issued $35,000,000 of convertible preferred stock and $15,000,000 of 11% subordinated debt to WCAS in exchange for $50,000,000 in cash. During 2002, the subordinated debt was refinanced from borrowings on the Company's line of credit.

The $35,000,000 of preferred stock consisted of two distinct series of stock in the original issuance: 14,000 shares of Series B-1 convertible preferred stock, par value of $1,000 per share, accruing paid-in-kind dividends at 8%; and 21,000 shares of Series B-2 preferred stock, par value $1,000, accruing paid-in-kind dividends at 18%. Upon shareholder approval, which occurred on January 31, 2002, the Series B-2 preferred stock was retroactively converted into Series B-1 convertible preferred stock with paid-in-kind dividends accruing at the Series B-1 rate of 8% beginning September 1, 2001.

As a result of the issuance of B-1 convertible preferred stock, the Company calculated the beneficial conversion feature related to the transactions. The issuance of the 14,000 shares of B-1 preferred stock on August 31, 2001 resulted in a beneficial conversion feature of $0.93 per share. The beneficial conversion feature per share equals the market price of LabOne stock at the date of issuance, August 31, 2001, less the conversion rate of $8.32 per share. The total intrinsic value of the conversion feature is equal to the 1,682,692 common shares into which the B-1 could be converted multiplied by the intrinsic value per share of $0.93 for a total amount of $1,565,000. Due to shareholder approval on January 31, 2002, the retroactive conversion of the 21,000 shares of B-2 stock into B-1 stock resulted in a beneficial conversion value of $7.68 per share. This beneficial conversion value is equal to the difference between the market price of LabOne stock of $16.00 at the January 31, 2002 conversion date, less the conversion rate of $8.32 per share. The total intrinsic value of the former B-2 stock conversion feature is equal to the 2,524,038 common shares into which the B-2 could be converted multiplied by the intrinsic value per share of $7.68 for a beneficial conversion value of $19,385,000. In each case, the intrinsic value of the conversion feature was charged to retained earnings, with a corresponding increase in paid-in capital.

The 35,000 shares of Series B-1 convertible preferred stock, plus accreted paid-in-kind dividends, was convertible into LabOne common stock at any time at the holder's option until August 31, 2008 at the rate of $8.32 per common share. During the third and fourth quarters of 2003, all outstanding shares of Series B-1 convertible preferred stock, plus accreted paid-in-kind dividends, were converted into 4,995,753 shares of LabOne common stock.

Stock Warrants

In addition to the issuance of B-1 convertible preferred stock on August 31, 2001, the Company issued 350,000 warrants with a strike price of $0.01 to the holders of the B-1 preferred stockholders. The warrants were exercisable immediately. The market price at the date of the grant was $9.25, resulting in an intrinsic value of $9.24 per warrant. Upon issuance, the Company recorded $3,234,000 in related warrant expense. These warrants were exercised in 2003.

During 1999, the Company issued 50,000 warrants in conjunction with a distribution agreement. These warrants were exercised in 2001, resulting in a warrant expense of $609,000.

The Company entered into marketing agreements with three companies during 1998 and 1999. In conjunction with these agreements, the Company granted warrants for the purchase of 1,500,000 shares of common stock at an exercise price equal to the fair value of the stock at the grant date (500,000 shares at $17.00, 500,000 shares at $15.44 and 500,000 shares at $12.375). During 2003, the warrants for shares valued at $15.44 expired. During 1999, the marketing agreement with shares valued at $17.00 was terminated. The remaining warrants may become exercisable each quarter through July 2004 provided certain conditions are met, including achievement of specified levels of revenues. The specified levels of revenue resulting from this agreement have not been met; thus, none of the warrants were exercisable as of December 31, 2003.

Stock Compensation

The Company has long-term incentive plans, which provide for granting awards, including stock options, to officers, directors and employees for shares of LabOne common stock. The Company has granted certain stock options which entitle the grantee to purchase shares for a price equal to the fair market value at date of grant with option terms of up to ten years. The stock options generally vest ratably over five years subject to early vesting upon the occurrence of defined events. As of December 31, 2003, there were 2,188,536 additional shares available for grant under the plans.

A summary of the Company's stock option plans as of December 31, 2003, 2002 and 2001 and changes during the years then ended is presented below:

	2003		2002		2001
Fixed options	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	1,910,509	$ 16.91	1,557,140	$ 12.54	1,970,577	$ 12.87
Granted	184,992	24.36	1,052,197	20.13	153,424	8.12
Exercised	(321,938)	15.01	(661,491)	12.22	(31,800)	7.61
Forfeited	(24,473)	18.57	(37,337)	8.44	(535,061)	12.78
Outstanding at end of year	1,749,090	$ 18.03	1,910,509	$ 16.91	1,557,140	$ 12.54
Options exercisable at year-end	912,404	$ 14.72	985,931	$ 13.51	1,022,328	$ 14.20

The following table summarizes information about stock options at December 31, 2003:

	Options outstanding			Options exercisable
		Weighted
		average	Weighted		Weighted
Range of	Number	remaining	average		average
exercise	out-	contractual	exercise	Number	exercise
prices	standing	life (years)	price	exercisable	price
$ 5.75 - $ 7.70	240,772	6.6	$ 6.97	236,386	$ 6.96
$ 8.90 - $ 12.22	82,513	4.4	11.67	81,109	11.72
$ 14.12 - $ 20.06	779,985	6.3	16.45	472,594	16.68
$ 20.40 - $ 24.15	529,121	8.3	24.09	115,616	24.01
$ 26.00 - $ 28.51	116,699	9.8	28.39	6,699	26.39
	1,749,090	7.1	$ 18.03	912,404	$ 14.72

(7)     Income Taxes

The components of earnings before income taxes are as follows:

	2003	2002	2001
	(in thousands)
Domestic	$ 30,054	$ 24,592	$ 2,377
Foreign	2,651	(327)	(276)
Total	$ 32,705	$ 24,265	$ 2,101

The components of current and deferred income taxes are as follows:

	2003	2002	2001
	(in thousands)
Current:
Federal	$ 10,604	$ 8,285	$ 1,686
State	585	1,003	448
Foreign	880	10	(131)
Total current	12,069	9,298	2,003
Deferred:
Federal	(83)	113	917
State	(22)	(3)	203
Foreign	9	17	21
Total deferred	(96)	127	1,141
	$ 11,973	$ 9,425	$ 3,144

Total income taxes differ from the amounts computed by applying the federal statutory income tax rate of 35% to earnings before income taxes for the following items:

	2003	2002	2001
	(in thousands)
Application of statutory income tax rate	$ 11,447	$ 8,493	$ 714
Goodwill amortization	(12)	(8)	1,073
Changes in valuation allowance and recomputation of deferred tax assets	77	(173)	(424)
Foreign taxes, net	(39)	141	(17)
State income taxes, net	365	650	430
Other, net	135	322	194
Warrant issuance and exercise	—	—	1,174
	$ 11,973	$ 9,425	$ 3,144

The tax effects of temporary differences that create significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2003	2002
	(in thousands)
Deferred current income tax assets (liabilities):
Accrued vacation	$ 811	$ 692
Accrued expenses not deducted for tax	1,186	778
Allowance for doubtful accounts	2,899	2,300
Other items	94	95
Total deferred current income tax assets	4,990	3,865
Deferred noncurrent tax assets (liabilities):
Capital loss and net operating loss carryforward	—	149
Depreciation and amortization, including capitalized software	(3,990)	(3,927)
Goodwill and other intangibles	(401)	50
Other items	(1,228)	(722)
Kansas High Performance Incentive Program credit carryforward, net	2,883	5,879
	(2,736)	1,429
Valuation allowance	(2,883)	(6,028)
Total deferred noncurrent tax liabilities, net	(5,619)	(4,599)
Total deferred income tax, net	$ (629)	$ (734)

In conjunction with building its laboratory facility in Lenexa, Kansas, the Company received the Kansas High Performance Incentive Program ("HPIP") tax credit. The Company was certified by the State of Kansas to receive a credit allowing an offset against its Kansas income tax liability for Kansas income tax generated by operation of the facility. Any unused portion of the credit can be carried forward for a period of ten years, provided the Company continues to meet requirements of the program. The Kansas HPIP tax credit was used to offset Kansas income tax of $1,201,000 and $465,000 during 2003 and 2002, respectively. During 2002 and 2001, the Company offset its Kansas income tax by $497,000 and $222,000, respectively, with the Kansas business and jobs credit. A valuation allowance has been provided because the Company must maintain the requisite employee wage scale and other specified items before it may use the qualified credits already earned.

(8)     Benefit Plans

The Company maintains a money purchase pension plan for all employees who have completed six months of service and have attained age twenty and one-half years. The plan is a defined contribution plan under which the Company contributes a percentage of a participant's annual compensation. The Company's contributions, net of forfeitures, to the plan were $4,265,000, $4,252,000 and $2,768,000 for 2003, 2002 and 2001, respectively.

The Company has a profit sharing (401(k)) plan for all employees who have completed six months of service and a minimum of five hundred hours of service and have attained the age of twenty and one-half years. The Company contributes on behalf of each participant an amount equal to 50% of the participant's annual contributions, but not in excess of 5% of the participant's annual compensation. The Company's contributions are invested in LabOne common stock. The Company's contributions, net of forfeitures, to the plan were $1,620,000, $1,568,000 and $1,085,000 for 2003, 2002 and 2001, respectively.

(9)     Business Segment Information

The Company operates principally in two lines of business: risk assessment services, which is segregated into insurance laboratory, paramedical services and other insurance services, and clinical, which is segregated into healthcare services and substance abuse testing. Risk assessment services includes laboratory testing on policy applicants and specimen collection and paramedical examinations for life insurance companies. Risk assessment also includes other insurance services to the life insurance industry including teleunderwriting, telephone inspections, motor vehicle reports and medical record retrieval. Clinical includes laboratory testing services for the healthcare industry as an aid in the diagnosis and treatment of patients. The Company markets its clinical testing services to managed care companies, insurance companies, self-insured groups, hospitals and physicians. Clinical also includes substance abuse testing provided to employers to support their drug free workplace programs. The Company is certified by the Substance Abuse and Mental Health Services Administration to perform substance abuse testing for federally regulated employers and currently markets these services throughout the country to both regulated and nonregulated employers.

Operating earnings (loss) of each segment is computed as sales less directly identifiable expenses. In computing operating earnings (loss) of the segments, none of the following items have been allocated: general corporate expenses such as administrative, management and information systems expenses; amortization of acquired identifiable intangible assets and goodwill not associated with a specific segment; or total other expenses. General corporate assets are principally cash, fixed assets and goodwill not identified with a specific segment. The policies of the segments are the same as those of the Company as set forth in Note 1.

Following is a summary of segment information as of and for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
	(in thousands)
Sales:
Risk assessment services:
Insurance laboratory	$ 88,818	$ 93,892	$ 77,276
Paramedical services	85,363	74,235	57,264
Other insurance services	56,554	41,869	24,799
Total risk assessment services	230,735	209,996	159,339
Clinical:
Healthcare services	88,455	60,906	46,615
Substance abuse testing	26,830	27,244	27,933
Total clinical	115,285	88,150	74,548
Total	$ 346,020	$ 298,146	$ 233,887

	2003	2002	2001
	(in thousands)
Operating earnings (loss):
Risk assessment services:
Insurance laboratory	$ 38,993	$ 37,790	$ 27,990
Paramedical services	8,437	5,678	4,530
Other insurance services	5,275	3,744	1,599
Risk assessment sales group	(5,368)	(6,228)	(5,440)
Total risk assessment services	47,337	40,984	28,679
Clinical:
Healthcare services	17,862	11,893	3,460
Substance abuse testing	4,558	3,575	1,250
Total clinical	22,420	15,468	4,710
General corporate expenses	(34,208)	(28,021)	(29,130)
Total other expense, net	(2,844)	(4,166)	(2,158)
Earnings before income taxes	32,705	24,265	2,101
Provision for income taxes	11,973	9,425	3,144
Net earnings (loss)	$ 20,732	$ 14,840	$ (1,043)

	2003	2002	2001
	(in thousands)
Identifiable assets:
Risk assessment services	$ 133,812	$ 119,914	$ 104,874
Clinical:
Healthcare services	37,101	28,004	13,682
Substance abuse testing	10,731	10,504	10,931
Total clinical	47,832	38,508	24,613
General corporate assets	55,978	58,269	59,305
Total	$ 237,622	$ 216,691	$ 188,792

	2003	2002	2001
	(in thousands)
Capital expenditures:
Risk assessment services:
Insurance laboratory	$ 1,128	$ 373	$ 1,867
Paramedical services	287	209	355
Other insurance services	778	2,781	246
Risk assessment sales group	21	13	10
Total risk assessment services	2,214	3,376	2,478
Clinical:
Healthcare services	1,635	252	1,153
Substance abuse testing	290	584	895
Total clinical	1,925	836	2,048
General corporate	5,580	3,819	4,111

Depreciation and amortization:
Risk assessment services:
Insurance laboratory	$ 2,140	$ 1,430	$ 2,233
Paramedical services	811	604	709
Other insurance services	1,655	1,505	1,161
Risk assessment sales group	63	72	56
Total risk assessment services	4,669	3,611	4,159
Clinical:
Healthcare services	1,957	1,166	944
Substance abuse testing	924	1,052	1,531
Total clinical	2,881	2,218	2,475
General corporate	3,487	3,538	9,523

(10)     Commitments and Contingencies

Litigation

The Company is a party to various claims or lawsuits related to services performed in the ordinary course of the Company's activities. The Company's management and legal counsel anticipate potential claims resulting from such matters that would not be covered by insurance and have appropriately provided for these claims in the consolidated financial statements. The Company believes that the ultimate resolution of these matters will not materially affect the consolidated financial statements of the Company.

Leases

The Company has several noncancelable operating leases, primarily for land and building, and other commitments that expire through 2012. Rental expense for these operating leases during 2003, 2002 and 2001 amounted to $4,114,000, $3,288,000 and $2,335,000, respectively.

Future minimum lease payments and other commitments under these agreements as of December 31, 2003 are:

(in thousands)
2004	$ 3,331
2005	2,073
2006	1,325
2007	882
2008	710
2009 and thereafter	2,099
$ 10,420

On August 10, 1999, the former LabOne, Inc. was merged into its parent corporation, Lab Holdings, Inc. (formerly Seafield Capital Corporation, formerly BMA Corporation) upon the approval of the shareholders of both companies. The combined company's name was then changed to LabOne, Inc. Prior to the merger, Lab Holdings, Inc. was subject to contingent obligations under leases and other instruments incurred in connection with real estate activities and other operations of its predecessor, BMA Corporation. The management of LabOne has assessed the risk related to the probability of default by third parties regarding its continuing obligations under certain land leases with two Hawaiian trusts relating to approximately 2.3 acres of land upon which the Hyatt Regency Waikiki Hotel is built and a land lease for a parking garage in Reno, Nevada.

The Hawaii obligations arise out of certain land leases and subleases that were entered into by Business Men's Assurance Company of America ("BMAA"), a subsidiary of BMA Corporation, and Bankers Life of Nebraska (now known as Ameritas Life) as tenants in common (jointly and severally liable - collectively the "Original Obligors") in connection with the development of the Hyatt Regency Waikiki Hotel. In the years following the initial leases, the improvements (hotel and convention center) were sold and re-sold to third parties. In connection with these sales, the land was subleased to the purchasing party. While the sublessee assumed all obligations, the Original Obligors and the subsequent obligors were not released by the land owners. During 1990, in connection with the sale of BMAA, Lab Holdings, Inc. gave an indemnity to the purchaser, Generali-Assicurazioni Generali S.p.A., against liabilities that may arise from the subject leases. Also during 1990, Lab Holdings, Inc. transferred its right title and interest to the subject leases to Scout Development Corporation ("Scout"), a subsidiary of Syntroleum Corporation. Scout assumed all of the liability and indemnified Lab Holdings, Inc. In the event that the Hyatt Regency Waikiki Hotel should fail to pay its rent and real estate taxes on the subject land, this default could trigger liability for LabOne, Scout and Ameritas Life. This liability is not recorded in the Company's balance sheets since the contingent liability is considered remote.

The current rent payments for the subject leases are $0.8 million per year plus real estate taxes of approximately $1.6 million for the most recent year available. The lease amount is fixed until the year 2006 at which time the lease calls for a negotiated increase. The formula for the increase is the product of the fair market value of the land times the market rate of return for similar land. The market rate of return to be used in the calculation has a floor of seven percent and the resulting base rent cannot decrease from the prior period. Based on current market values, the Company projects that in 2007, the annual lease obligations for the subject parcels would be approximately $5.8 million. There are subsequent renegotiations in 2017, 2027 and 2037 subject to the same formula. This lease expires in 2047. The Company believes the leasehold improvements are significantly more valuable than the lease obligations. In the event of default by the property owner, the risk of this lease would be shared with Scout and Ameritas Life.

The Company, through its predecessor Lab Holdings, Inc., is a lessee of a land lease for a parking garage in Reno, Nevada. The lease was assigned to Scout in August 1990. Lab Holdings, Inc. was not released from the land lease by the landowner. The property was sold in 2000. Minimum annual lease payments for the land lease are $0.3 million, adjusted for the Consumer Price Index, plus real estate taxes and insurance. The land lease expires in August 2023. Should the property owner default on its obligations under the land lease, Scout would have rights to claim the parking garage and sell the asset. Should Scout default on its obligations, LabOne would be obligated for the land lease payments. Management of the Company believes that the sale of the asset and the assignment of the land lease would cover the contingent liability exposure for this lease, and as such, no liability is recorded on the Company's balance sheet.

(11)     Subsequent Event

On January 5, 2004, the Company acquired, for cash, substantially all of the assets associated with the core laboratory operations of The Health Alliance of Greater Cincinnati (the "Health Alliance") for $42.4 million. The core laboratory operations acquired provide outreach laboratory testing services for physicians in the Greater Cincinnati area and reference laboratory testing for the six hospitals affiliated with the Health Alliance. In connection with the acquisition, the Company entered into a long-term service agreement for the Company to provide reference testing to the Health Alliance hospitals and management of their six immediate response laboratories. The acquisition was financed through the Company's existing line of credit.

On March 1, 2004, the Company acquired, for cash, the assets of the drug testing division, Northwest Toxicology, from NWT Inc. for $10.0 million subject to adjustment based on net working capital at closing. The acquisition will result in additional urine and oral fluid testing volumes directed to LabOne's Lenexa, Kansas laboratory, and furthers the Company's capabilities to include drugs of abuse testing in blood, expanded specimen validity testing, medical professional and other esoteric drug testing. The acquisition was financed through the Company's existing line of credit.

(12)     Quarterly Financial Data (Unaudited)

A summary of unaudited quarterly results of operations for 2003 and 2002 is as follows:

	Three months ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2003:
Sales	$ 81,928	$ 83,963	$ 88,115	$ 92,014
Gross profit	25,838	26,876	27,952	28,279
Earnings before income taxes	7,278	7,931	8,540	8,956
Net earnings	4,551	5,045	5,387	5,749
Basic earnings per share	$ 0.32	$ 0.36	$ 0.39	$ 0.37
Diluted earnings per share	$ 0.27	$ 0.30	$ 0.32	$ 0.33

2002:
Sales	$ 70,642	$ 75,032	$ 74,577	$ 77,896
Gross profit	21,414	23,298	22,717	24,887
Earnings before income taxes	4,815	6,068	6,266	7,116
Net earnings	3,099	3,635	3,747	4,359
Basic earnings per share	$ 0.21	$ 0.26	$ 0.26	$ 0.31
Diluted earnings per share	$ 0.19	$ 0.22	$ 0.23	$ 0.27

					Schedule II

LabOne, Inc. and Subsidiaries
Valuation and Qualifying Accounts
Years ended December 31, 2003, 2002 and 2001

Description	Balance at beginning of year	Additions- charged to selling, general and administrative expenses	Additions- reserve established in purchase accounting	Deductions- uncollectible accounts	Balance at end of year
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2003	$ 7,076	$ 6,250	$ 3	$ 5,284	$ 8,045
Year ended December 31, 2002	3,571	5,638	1,561	3,694	7,076
Year ended December 31, 2001	4,407	3,955	—	4,791	3,571

See accompanying independent auditors' report.