Form 10-Q
period 2004-03-31
LABONE INC/
filed 2004-05-07
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2004

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

Yes /X/    No /  /

Number of shares outstanding of the only class of Registrant's common stock, $.01 par value, as of April 30, 2004 - 17,043,879.

LabOne, Inc.

Form 10-Q for the First Quarter, 2004

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LabOne, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31,	December 31,
	2004	2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 3,189	$ 4,651
Accounts receivable, net of allowances of $21,748 in 2004 and $8,727 in 2003	78,878	57,928
Inventories	8,067	5,472
Prepaid expenses and other current assets	3,665	5,202
Deferred income taxes	5,602	4,990
Total current assets	99,401	78,243

Property, plant and equipment, net	52,015	47,405
Goodwill	136,862	99,103
Intangible assets, net	21,612	11,345
Other long-term assets	1,341	1,526
Total assets	$ 311,231	$ 237,622

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 23,373	$ 13,617
Accrued payroll and benefits	14,739	11,769
Other accrued expenses	5,871	2,787
Current portion of long-term debt	2,038	2,014
Total current liabilities	46,021	30,187

Deferred income taxes	5,717	5,619
Long-term debt	104,734	56,094
Other	29	21
Total liabilities	156,501	91,921

Stockholders' equity:
Common stock, $0.01 par value per share. Authorized 40,000,000 shares; issued 18,027,729 shares in 2004 and 2003	180	180
Additional paid-in capital	85,427	84,066
Retained earnings	82,130	76,250
Accumulated other comprehensive loss	(344)	(245)
Treasury stock of 996,415 shares in 2004 and 1,144,840 shares in 2003, at cost	(12,663)	(14,550)
Total stockholders' equity	154,730	145,701
Total liabilities and stockholders' equity	$ 311,231	237,622

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2004	2003

Sales	$ 112,825	$ 81,928
Cost of sales:
Cost of sales expenses	76,070	55,044
Depreciation and amortization	1,548	1,046
Total cost of sales	77,618	56,090
Gross profit	35,207	25,838

Selling, general and administrative:
Selling, general and administrative expenses	22,064	16,150
Depreciation and amortization	2,431	1,813
Total selling, general and administrative	24,495	17,963
Operating earnings	10,712	7,875

Other income (expense):
Interest income	6	90
Interest expense	(1,218)	(716)
Other, net	(26)	29
Total other expense, net	(1,238)	(597)
Earnings before income taxes	9,474	7,278
Provision for income taxes	3,594	2,727

Net earnings	$ 5,880	$ 4,551

Preferred stock dividends	$ —	$ (767)
Net earnings available to common shareholders	$ 5,880	$ 3,784

Earnings per common share:
Basic	$ 0.35	$ 0.32
Diluted	$ 0.34	$ 0.27

Weighted average common shares outstanding:
Basic	16,944	11,669
Diluted	17,424	16,610

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2004
(in thousands,except share data)
(unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Comprehensive income	Total stockholders' equity
Balance at December 31, 2003	$ 180	$ 84,066	$ 76,250	$ (245)	$ (14,550)		$ 145,701
Comprehensive income:
Net earnings			5,880			$ 5,880	5,880
Adjustment from foreign currency translation				(99)		(99)	(99)
Comprehensive income						$ 5,781
Stock options exercised (148,425 shares)		383			1,887		2,270
Tax benefit from exercise of options		978					978
Balance as of March 31, 2004	$ 180	$ 85,427	$ 82,130	$ (344)	$(12,663)		$ 154,730

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$ 5,880	$ 4,551
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,385	3,011
Provision for loss on accounts receivable	2,486	1,548
Income tax benefit from exercise of stock options	978	235
Deferred income taxes	(514)	(768)
(Gain) loss on sale of property, plant and equipment	31	(38)
Change in assets and liabilities, net of effects of acquisitions:
Accounts and note receivable	(20,984)	(5,864)
Inventories	(1,024)	470
Prepaid expenses and other current assets	1,670	380
Accounts payable	9,756	(251)
Accrued payroll and benefits	2,970	1,003
Other accrued expenses	3,062	3,698
Other	(194)	(90)
Net cash provided by operations	8,502	7,885

Cash flows from investing activities:
Capital expenditures	(3,617)	(1,532)
Acquisition of businesses	(57,167)	(1,266)
Proceeds from sale of property, plant, and equipment	15	45
Acquisition of patents	(16)	—
Net cash used in investing activities	(60,785)	(2,753)

Cash flows from financing activities:
Net proceeds (payments) on line of credit	48,747	(5,000)
Payments on other long-term debt	(119)	(62)
Proceeds from exercise of stock options	2,270	1,627
Purchase of treasury stock	—	(1,553)
Net cash provided by (used in) financing activities	50,898	(4,988)
Effect of foreign currency translation on cash	(77)	105
Net increase (decrease) in cash and cash equivalents	(1,462)	249
Cash and cash equivalents at beginning of period	4,651	8,108
Cash and cash equivalents at end of period	$ 3,189	$ 8,357

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$ 92	$ 204
Interest	686	379

Supplemental schedule of non-cash investing and financing activities:
Preferred stock dividends payable in kind	$ —	$ 767

Details of acquisitions:
Fair value of assets acquired	$ 57,223	$ 1,266
Liabilities assumed	(56)	—
Cash paid for acquisitions	$ 57,167	$ 1,266

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(1) Basis of Presentation

Description of Business

LabOne, Inc. ("LabOne" or the "Company") is a diagnostic services provider. The services and information LabOne and its subsidiaries provide include: risk assessment information services for the insurance industry; diagnostic healthcare testing; and substance abuse testing services and related employee qualification products.

The financial information furnished herein as of March 31, 2004, and for the periods ended March 31, 2004 and 2003, is unaudited; however, in the opinion of management, it reflects all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. The balance sheet information as of December 31, 2003 has been derived from the audited consolidated financial statements as of that date. The financial statements have been prepared in conformity with generally accepted accounting principles in the United States appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

The financial information herein is not necessarily representative of a full year's operations because levels of sales, capital additions and other factors fluctuate throughout the year. These same considerations apply to all year-to-year comparisons. Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. These condensed, consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Certain amounts have been reclassified from the prior period consolidated financial statements to conform with the current year presentation.

(2) Acquisitions

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for businesses acquired during the first quarter 2004:

	Laboratory Operations of The Health Alliance	Northwest Toxicology	Paramedical Service Providers
	(in thousands)
Current assets	$ 1,797	$ 2,662	$ —
Property, plant and equipment	2,933	812	53
Goodwill	29,596	7,504	596
Intangible assets:
Non compete agreements	1,200	250	—
Customer contract	3,400	—	—
Customer relations	5,000	1,000	255
Other long-term assets	—	11	5
Total assets acquired	43,926	12,239	909

Current liabilities	—	22	—
Current portion of long-term debt	—	34	—
Total liabilities assumed	—	56	—
Net assets acquired	$ 43,926	$ 12,183	$ 909

Laboratory Operations of The Health Alliance

On January 4, 2004, the Company acquired, for cash, substantially all of the assets associated with the core laboratory operations of The Health Alliance of Greater Cincinnati (the "Health Alliance") for $43,926,000, including transaction and other costs of $1,576,000. The core laboratory operations acquired provide outreach laboratory testing services for physicians in the Greater Cincinnati area and reference laboratory for the six hospitals affiliated with the Health Alliance. In connection with the acquisition, the Company entered into a long-term service agreement for the Company to provide reference testing for the Health Alliance hospitals and management of their six immediate response laboratories.

Goodwill of $29,596,000, including workforce in place, was assigned to the clinical - health care services segment and is expected to be deductible for tax purposes. The amortization periods for the intangible assets acquired are: non compete agreement - 10 years; customer contract - 5 years; and customer relations - 10 years.

Northwest Toxicology

On March 1, 2004, the Company acquired, for cash, substantially all of the net assets of the drug testing division, Northwest Toxicology, from NWT Inc. for $12,183,000, including transaction costs of $66,000. The acquisition will result in additional urine and oral fluid testing volumes directed to LabOne's Lenexa, Kansas laboratory, and furthers the Company's capabilities to include drugs of abuse testing in blood, expanded specimen validity testing, medical professional and other esoteric drug testing. Of the purchase price, $1,749,000 was paid into escrow for post-closing adjustments, if any, to beginning working capital and for non-assigned contracts. Any amounts paid back to the Company will be reflected, when received, as an adjustment to the net assets acquired.

Goodwill of $7,504,000, including workforce in place, was assigned to the clinical - substance abuse testing segment and is expected to be deductible for tax purposes. The amortization periods for the intangible assets acquired are: non compete agreement - 10 years and customer relations - 10 years.

Paramedical Service Providers

During the first quarter 2004, the Company acquired, for cash, two paramedical service provider companies located in Pittsburgh, Pennsylvania and Fairfax, Virginia. The acquired businesses provide paramedical examinations that are used to assist life insurance companies in objectively evaluating the mortality and morbidity risks posed by policy applicants.

Goodwill of $596,000 was assigned to the risk assessment services segment and is expected to be deductible for tax purposes. The weighted average amortization period for the customer relations is 4.4 years.

All of the above acquisitions have been accounted for under the purchase method and, accordingly, the operating results of the acquired companies have been included in the consolidated statements of operations from the dates of acquisition.

The allocation of purchase price to the assets and liabilities of the acquisitions made during the first quarter 2004 is preliminary and subject to change. The Company does not believe that the final allocation of purchase price will differ materially from the preliminary allocation. Certain of these acquisitions are subject to contingent payment agreements which will be recorded when earned.

(3) Earnings Per Share

Basic earnings per share is computed using net earnings available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per share includes the effects of outstanding stock options and common shares issuable upon conversion of convertible preferred stock, if dilutive. In addition, the related preferred stock dividends are added back to income since they would not be paid if the preferred stock were converted to common stock.

The following table reconciles the weighted average common shares used in the basic earnings per share calculation and the weighted average common shares and common share equivalents used in the diluted earnings per share calculation:
	Three Months Ended
	March 31,
	2004	2003
	(in thousands)
Weighted average common shares for basic earnings per share	16,994	11,669
Dilutive effect of employee stock options	480	224
Dilutive effect of common shares issuable upon conversion of preferred stock	—	4,717
Weighted average common shares for dilutive earnings per share	17,424	16,610

(4) Stock-based Compensation

The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, as amended by SFAS No. 148, the Company has elected to continue to apply the intrinsic-value based method of accounting described above and has adopted only the disclosure requirements of SFAS No. 123.

The following table illustrates the effect on net earnings if the fair-value based method had been applied to all outstanding and unvested options in each period.

Three Months Ended
March 31,
	2004	2003
(in thousands)
Net earnings, as reported	$ 5,880	$ 4,551
Deduct total stock-based employee compensation expense determined under fair-value based method for all stock options, net of tax	(372)	(487)
Pro forma net earnings	$ 5,508	$ 4,064

Basic earnings per share:
As reported	$ 0.35	$ 0.32
Pro forma	$ 0.32	$ 0.28

Diluted earnings per share:
As reported	$ 0.34	$ 0.27
Pro forma	$ 0.32	$ 0.24

(5) Business Segment Information

The Company operates principally in two lines of business: risk assessment services and clinical. Risk assessment services is segregated into insurance laboratory, paramedical services and other insurance services. Clinical is segregated into healthcare services and substance abuse testing.

Following is a summary of segment information:

	Three Months Ended
	March 31,
	2004	2003
	(in thousands)
Sales:
Risk assessment services:
Insurance laboratory	$ 21,851	$ 22,697
Paramedical services	24,385	20,526
Other insurance services	17,203	12,154
Total risk assessment services	63,439	55,377
Clinical:
Healthcare services	41,431	20,595
Substance abuse testing	7,955	5,956
Total clinical	49,386	26,551
Total	$ 112,825	$ 81,928

Operating earnings:
Risk assessment services:
Insurance laboratory	$ 8,742	$ 9,801
Paramedical services	2,608	1,750
Other insurance services	2,432	1,017
Risk assessment sales group	(1,478)	(1,196)
Total risk assessment services	12,304	11,372
Clinical:
Healthcare services	6,812	3,857
Substance abuse testing	1,314	716
Total clinical	8,126	4,573
General corporate expenses	(9,718)	(8,070)
Total other expenses, net	(1,238)	(597)
Earnings before income taxes	9,474	7,278
Provision for income taxes	3,594	2,727
Net earnings	$ 5,880	$ 4,551

(6) Commitments and Contingencies

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

(7) Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. This Interpretation replaces Interpretation 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which was issued in January 2003. The Company will be required to apply Interpretation No. 46R to variable interests in variable interest entities created after December 31, 2003. For variable interests in variable interest entities created before January 1, 2004, Interpretation No. 46R will be applied beginning on January 1, 2004. The Company currently does not have any controlling financial interests that are within the scope of this Interpretation.

In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The adoption of SFAS 150 did not have a material impact on the Company's financial statements. The Company currently does not have any mandatorily redeemable financial instruments that are within the scope of SFAS No. 150.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

LabOne is a diagnostic services provider. The services and information LabOne and its subsidiaries provide include: risk assessment information services for the insurance industry; diagnostic healthcare testing; and substance abuse testing services and related employee qualification products. LabOne's business plan is to be the premier provider of certified and accredited, cost effective laboratory and information services to life and health insurance companies, employers, third party administrators, government agencies, hospitals, physician practices and occupational health clinics.

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

LabOne's clinical services include laboratory testing services for the healthcare industry as an aid in the diagnosis and treatment of patients. LabOne operates highly automated and centralized laboratory facilities, which the Company believes has significant economic advantages over other laboratory competitors. Furthermore, this centralized approach provides the ability to transmit detailed patient outcomes to managed care companies in easily accessible electronic formats. LabOne markets its clinical testing services to managed care companies, insurance companies, self-insured groups, hospitals and physicians.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q may contain "forward-looking statements," including, but not limited to, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements, and statements of the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "will be," "intended," "continue," "believe," "may," "hope," "anticipate," "goal," "forecast," "plan," "estimate" or variations thereof. Forward-looking statements are not guarantees of future performance or results. Forward-looking statements are based on estimates, forecasts and assumptions involving risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in such forward-looking statements. The uncertainties, risks and assumptions referred to above include, but are not limited to, those described under "Factors Affecting Future Performance" in Item 7 detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Investors are cautioned not to put undue reliance on any forward-looking statement.

RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

	Three Months Ended March 31,
	2004		2003
	(in thousands)
Revenues:
Risk assessment services
Insurance laboratory	$ 21,851	19%	$ 22,697	28%
Paramedical services	24,385	22%	20,526	25%
Other insurance services	17,203	15%	12,154	15%
Total risk assessment services	63,439	56%	55,377	68%
Clinical
Healthcare services	41,431	37%	20,595	25%
Substance abuse testing	7,955	7%	5,956	7%
Total clinical	49,386	44%	26,551	32%
Total	$112,825	100%	$ 81,928	100%

Total laboratory services revenue	$ 71,237		$ 49,248

Volumes:
Risk assessment services
Insurance laboratory	1,290		1,335
Paramedical services	318		268
Clinical
Healthcare services	1,063		596
Substance abuse testing	628		491

FIRST QUARTER ANALYSIS

Revenue for the quarter ended March 31, 2004, was $112.8 million compared to $81.9 million in the first quarter 2003. The increase of $30.9 million, or 38%, was due to increases in clinical healthcare revenue of $20.8 million, risk assessment revenue of $8.1 million and clinical SAT revenue of $2.0 million. Risk assessment revenue increased to $63.4 million from $55.4 million in the first quarter 2003 due primarily to increases of $5.0 million of other insurance services and $3.9 million in paramedical services, partially offset by a decrease in insurance laboratory services of $0.8 million. Other insurance services increased primarily due to growth in medical records retrieval services and teleunderwriting. Paramedical services revenue increased due to an increase in the number of paramedical exams performed from new customer accounts. Insurance laboratory revenue decreased 4% due to a 3% decline in the total number of insurance applicants tested by the Company and a decrease in the average revenue per applicant. During the first quarter 2004, healthcare services revenue increased to $41.4 million from $20.6 million in 2003 due to the acquisition of Alliance Laboratory Services in January 2004 and a 24% increase in organic testing volumes. The acquisition of Alliance Laboratory Services accounted for $15.3 million of the revenue increase, and increased sales to new and existing healthcare customers accounted for $5.5 million of the revenue increase. SAT revenue increased $2.0 million to $8.0 million in the first quarter 2004 from $6.0 million in 2003 primarily due to a 28% increase in testing volumes. The acquisition of Northwest Toxicology in March 2004 accounted for $1.3 million of this increase. Total laboratory services revenue from risk assessment and clinical was $71.2 million as compared to $49.2 million in the first quarter 2003.

Cost of sales increased $21.5 million, or 38%, in the first quarter 2004 as compared to the prior year, due primarily to the acquisition of Alliance Laboratory Services and increases in paramed collections and physician statement fees, payroll, lab supplies and outside laboratory services. Paramedical services increased primarily due to continued growth of the ExamOne paramedical operations. Payroll increased due to increased specimen volume in the healthcare laboratory testing segment and growth of teleunderwriting and attending physician statement services. Risk assessment cost of sales, including all of the above mentioned factors, increased to $46.4 million in 2004 from $39.5 million in the first quarter 2003. Clinical healthcare cost of sales were $25.7 million as compared to $12.1 million in the first quarter 2003. Clinical SAT cost of sales expenses increased to $5.5 million as compared to $4.5 million in the first quarter 2003 primarily due to the addition of Northwest Toxicology.

As a result of the above factors, gross profit for the quarter increased $9.4 million, or 36%, from $25.8 million in 2003 to $35.2 million in 2004. Risk assessment gross profit increased $1.2 million, or 8%, to $17.1 million in the first quarter 2004. Clinical healthcare gross profit increased $7.2 million, or 85%, to $15.7 million in 2004 from $8.5 million in 2003. Clinical SAT gross profit increased $0.9 million, or 64%, to $2.4 million in 2004 from $1.5 million in the first quarter last year.

Selling, general and administrative expenses increased $6.5 million, or 36%, in the first quarter 2004 as compared to the prior year. This increase is primarily due to increases in payroll, bad debt and amortization expenses. Risk assessment overhead expenditures increased to $4.8 million in 2004 from $4.5 million in the first quarter 2003. Clinical healthcare overhead expenditures increased to $8.9 million as compared to $4.6 million in 2003 due to the acquisition of Alliance Laboratory Services and an increase in payroll expense. Clinical SAT overhead expenditures increased to $1.1 million as compared to $0.8 million in 2003 primarily due to higher payroll expense. Corporate overhead expenses increased to $9.7 million from $8.1 million in the first quarter 2003 primarily due to higher payroll, depreciation and insurance expenses.

Operating earnings increased from $7.9 million in the first quarter 2003 to $10.7 million in 2004. Risk assessment services operating earnings were $12.3 million in 2004 as compared to $11.4 million in the first quarter 2003. Clinical healthcare services operating income increased to $6.8 million in 2004 as compared to $3.9 million in 2003. Clinical SAT segment operating earnings were $1.3 million in the first quarter 2004 as compared to $0.7 million in 2003. Corporate operating expenses were $9.7 million compared to $8.1 million in the first quarter 2003.

Non operating expenses increased $0.6 million primarily due to higher interest expense. The effective income tax rate was 38% in the first quarter 2004 as compared to 37% in 2003.

The combined effect of the above factors resulted in net earnings of $5.9 million, or $0.34 per diluted share in the first quarter 2004, compared to $4.6 million, or $0.27 per diluted share in 2003. Convertible preferred dividends in the first quarter 2003 were $0.8 million and earnings available to common shareholders were $3.8 million. The preferred stock was converted into LabOne common stock during the third and fourth quarters of 2003.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

LabOne's working capital position increased by $5.3 million to $53.4 million as of March 31, 2004 from $48.1 million as of December 31, 2003. Net cash provided by operations was $8.5 million as compared to $7.9 million in the first quarter of 2003. The increase is due to higher net income and depreciation, offset by an increase in working capital associated with increased revenue and acquisitions completed during the first quarter.

During the first quarter 2004, the Company spent $57.2 million on acquisitions and $3.6 million for capital expenditures. Acquisitions included $43.9 million for Alliance Laboratory Services and $12.2 million for Northwest Toxicology. During the first quarter 2003, the Company spent $1.3 million on acquisitions and $1.5 million for capital expenditures.

The Company increased its line of credit borrowings in the three month period by $48.7 million to $95.7 million from $47.0 million at December 31, 2003 primarily to fund acquisitions. Based on covenants, the full amount of the remaining $54.3 million was available for borrowing under the Company's $150 million line of credit. The line of credit bears variable interest which, as of April 30, 2004, was 2.9% and requires a commitment fee of 0.5% on the unused portion of the commitment. The line of credit is due on June 11, 2005. Interest on the industrial revenue bonds issued to finance the construction of the Company's Lenexa facility is based on a taxable seven-day variable rate which, including letter of credit and remarketing fees, was approximately 2.1% as of April 30, 2004.

As of March 31, 2004, LabOne had total cash and cash equivalents of $3.2 million as compared to $4.7 million as of December 31, 2003. The Company expects to fund operations from a combination of cash flows from operations and short-term borrowings.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk.

Market risk exposure exists due to LabOne's variable interest rates associated with its liability of $95.7 million borrowing on its line of credit and $10.8 million in industrial revenue bonds as of March 31, 2004. The interest expense on the line of credit is based on the LIBOR rate plus a range of 175 to 275 basis points and is approximately 2.9% as of April 30, 2004. The interest expense incurred on the bonds is based on a taxable seven-day variable rate which, including letter of credit and remarketing fees, is approximately 2.1% as of April 30, 2004. Any future increase in interest rates would result in additional interest expense which could be material. Based on balances outstanding as of March 31, 2004, an assumed 10% increase in interest rates (representing approximately 30 basis points) would potentially increase interest expense on these instruments by $0.3 million annually.

A foreign currency risk exposure exists due to sales in Canada in Canadian dollars and the direct laboratory expenses associated with this revenue being incurred in US dollars. This exposure is not considered to be material.

ITEM 4 - Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed for information required to be disclosed in the Company's reports filed pursuant to the Securities Exchange Act of 1934, as amended, to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also are designed for such information to be accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the control system's objectives would be met.

There were no changes in the Company's internal controls over financial reporting during the first quarter of fiscal 2004 that materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

2.1 Asset Purchase Agreement dated November 28, 2003 by and between LabOne, Inc. and the Health Alliance, for itself and on behalf of certain affiliated entities identified therein, including Amendment No. 1 to the Purchase Agreement dated December 31, 2003. -- attached as exhibit 2.1 to the Registrant's Current Report on Form 8-K filed January 20, 2004.

2.2 Amendment No. 2 to the Purchase Agreement dated January 28, 2004, by and between LabOne, Inc. and the Health Alliance -- attached as exhibit 2.6 to the Registrant's Annual Report on Form 10-K filed March 12, 2004.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. 'SS' 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. 'SS' 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

A Form 8-K current report dated January 5, 2004 was filed with the Commission reporting under Item 2. Acquisition of Disposition of Assets, the acquisition of the assets associated with the core laboratory operations of The Health Alliance of Greater Cincinnati.

A Form 8-K current report dated January 9, 2004 was filed with the Commission reporting under Item 9. Regulation FD Disclosure, that the Company signed an agreement to acquire the assets of the drug testing division, Northwest Toxicology, from NWT Inc., Salt Lake City.

A Form 8-K current report dated January 14, 2004 was filed with the Commission reporting under Item 9. Regulation FD Disclosure, the Company signed an agreement to provide laboratory testing services for members of Anthem Blue Cross and Blue Shield in the Greater Cincinnati area.

A Form 8-K current report dated February 18, 2004 was filed with the Commission reporting under Item 9. Regulation FD Disclosure, the content of the fourth quarter and year end financial results conference call to investors.

A Form 8-K current report, as amended, dated March 2, 2004 was filed with the Commission reporting under Item 9. Regulation FD Disclosure, the completion of the purchase of the assets of the drug testing division, Northwest Toxicology, from NWT Inc., Salt Lake City.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LabOne, Inc.

Date: May 7, 2004	By /s/ John W. McCarty John W. McCarty Executive V.P. and Chief Financial Officer