Form 10-Q
period 2004-06-30
LABONE INC/
filed 2004-08-09
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2004

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

Yes /X/    No /  /

Number of shares outstanding of the only class of Registrant's common stock, $.01 par value, as of July 30, 2004 - 17,101,129.

LabOne, Inc.

Form 10-Q for the Second Quarter, 2004

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LabOne, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30,	December 31,
	2004	2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 3,075	$ 4,651
Accounts receivable, net of allowance for doubtful accounts of $6,615 in 2004 and $6,123 in 2003	72,632	57,928
Inventories	7,456	5,472
Prepaid expenses and other current assets	4,439	5,202
Deferred income taxes	6,303	4,990
Total current assets	93,905	78,243

Property, plant and equipment, net	54,283	47,405
Goodwill	137,624	99,103
Intangible assets, net	22,614	11,345
Other long-term assets	3,680	1,526
Total assets	$ 312,106	$ 237,622

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 21,743	$ 13,617
Accrued payroll and benefits	14,486	11,769
Other accrued expenses	3,580	2,787
Current portion of long-term debt	1,963	2,014
Total current liabilities	41,772	30,187

Deferred income taxes	6,220	5,619
Long-term debt	101,716	56,094
Other	3	21
Total liabilities	149,711	91,921

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value per share. Authorized 40,000,000 shares; issued 18,027,729 shares in 2004 and 2003	180	180
Additional paid-in capital	86,078	84,066
Retained earnings	88,417	76,250
Accumulated other comprehensive loss	(478)	(245)
Treasury stock of 928,600 shares in 2004 and 1,144,840 shares in 2003, at cost	(11,802)	(14,550)
Total stockholders' equity	162,395	145,701
Total liabilities and stockholders' equity	$ 312,106	$ 237,622

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003

Sales	$ 117,483	$ 83,963	$ 230,308	$ 165,891
Cost of sales:
Cost of sales expenses	78,932	55,994	155,002	111,039
Depreciation and amortization	1,675	1,093	3,223	2,138
Total cost of sales	80,607	57,087	158,225	113,177
Gross profit	36,876	26,876	72,083	52,714

Selling, general and administrative:
Selling, general and administrative expenses	23,226	16,957	45,290	33,107
Depreciation and amortization	2,401	1,382	4,832	3,195
Total selling, general and administrative	25,627	18,339	50,122	36,302
Operating earnings	11,249	8,537	21,961	16,412

Other income (expense):
Interest income	61	14	67	105
Interest expense	(1,256)	(699)	(2,474)	(1,415)
Other, net	21	79	(5)	108
Total other expense, net	(1,174)	(606)	(2,412)	(1,202)
Earnings before income taxes	10,075	7,931	19,549	15,210
Provision for income taxes	3,788	2,886	7,382	5,614

Net earnings	$ 6,287	$ 5,045	$ 12,167	$ 9,596

Preferred stock dividends	$ —	$ (787)	$ —	$ (1,555)
Net earnings available to common shareholders	$ 6,287	$ 4,258	$ 12,167	$ 8,041

Earnings per common share:
Basic	$ 0.37	$ 0.36	$ 0.72	$ 0.69
Diluted	$ 0.36	$ 0.30	$ 0.70	$ 0.57

Weighted average common shares outstanding:
Basic	17,060	11,691	17,002	11,680
Diluted	17,473	16,746	17,448	16,679

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2004
(in thousands,except share data)
(unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Comprehensive income	Total stockholders' equity
Balance at December 31, 2003	$ 180	$ 84,066	$ 76,250	$ (245)	$ (14,550)		$ 145,701
Comprehensive income:
Net earnings			12,167			$ 12,167	12,167
Adjustment from foreign currency translation				(233)		(233)	(233)
Comprehensive income						$ 11,934
Stock options exercised (214,582 shares)		605			2,727		3,332
Tax benefit from exercise of stock options		1,378					1,378
Directors' stock compensation (1,658 shares)		29			21		50
Balance as of June 30, 2004	$ 180	$ 86,078	$ 88,417	$ (478)	$(11,802)		$ 162,395

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$ 12,167	$ 9,596
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,852	5,636
Provision for loss on accounts receivable	4,893	3,235
Income tax benefit from exercise of stock options	1,378	305
Directors' stock compensation	50	17
Deferred income taxes	(714)	(1,225)
(Gain) loss on sale of property, plant and equipment	62	(32)
Change in assets and liabilities, net of effects of acquisitions:
Accounts and note receivable	(16,391)	(6,897)
Inventories	(595)	(344)
Prepaid expenses and other current assets	903	(444)
Accounts payable	7,566	276
Accrued payroll and benefits	2,716	573
Other accrued expenses	570	1,268
Other	(147)	(81)
Net cash provided by operations	21,310	11,883

Cash flows from investing activities:
Capital expenditures	(8,830)	(3,807)
Acquisition of businesses	(60,027)	(1,358)
Proceeds from sale of property, plant, and equipment	23	53
Acquisition of patents	(24)	—
Net cash used in investing activities	(68,858)	(5,112)

Cash flows from financing activities:
Net payments on line of credit	(44,253)	(5,000)
Net proceeds from issuance of convertible debentures	87,200	—
Payments on other long-term debt	(199)	(66)
Proceeds from exercise of stock options	3,332	2,005
Purchase of treasury stock	—	(1,556)
Net cash provided by (used in) financing activities	46,080	(4,617)
Effect of foreign currency translation on cash	(108)	319
Net increase (decrease) in cash and cash equivalents	(1,576)	2,473
Cash and cash equivalents at beginning of period	4,651	8,108
Cash and cash equivalents at end of period	$ 3,075	$ 10,581

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$ 6,668	$ 6,182
Interest	1,798	915

Supplemental schedule of non-cash investing and financing activities:
Preferred stock dividends payable in kind	$ —	$ 1,555

Details of acquisitions:
Fair value of assets acquired	$ 60,843	$ 1,358
Liabilities assumed	(816)	—
Cash paid for acquisitions	$ 60,027	$ 1,358

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

The financial information furnished herein as of June 30, 2004, and for the periods ended June 30, 2004 and 2003, is unaudited; however, in the opinion of management, it reflects all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. The balance sheet information as of December 31, 2003 has been derived from the audited consolidated financial statements as of that date. The financial statements have been prepared in conformity with generally accepted accounting principles in the United States appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

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

(2) Acquisitions

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for businesses acquired during the first six months of 2004:

	Laboratory Operations of The Health Alliance	Northwest Toxicology	Paramedical Service Providers
	(in thousands)
Current assets	$ 1,614	$ 2,662	$ 763
Property, plant and equipment	2,933	812	215
Goodwill	29,488	7,519	1,489
Intangible assets:
Non compete and non solicitation agreements	1,200	250	76
Customer contract	3,500	—	—
Customer relations	5,200	1,000	1,957
Other long-term assets	—	11	5
Total assets acquired	43,935	12,254	4,505

Current liabilities	—	22	760
Current portion of long-term debt	—	34	—
Total liabilities assumed	—	56	760
Net assets acquired	$ 43,935	$ 12,198	$ 3,745

Laboratory Operations of The Health Alliance

On January 4, 2004, the Company acquired, for cash, substantially all of the assets associated with the core laboratory operations of The Health Alliance of Greater Cincinnati (the "Health Alliance") for $43,935,000, including transaction and other costs of $1,585,000. The core laboratory operations acquired provide outreach laboratory testing services for physicians in the Greater Cincinnati area and reference laboratory for the six hospitals affiliated with the Health Alliance. In connection with the acquisition, the Company entered into a long-term service agreement for the Company to provide reference testing for the Health Alliance hospitals and management of their six immediate response laboratories.

Goodwill of $29,488,000, including workforce in place, was assigned to the clinical - health care services segment and is expected to be deductible for tax purposes. The amortization periods for the intangible assets acquired are: non compete and non solicitation agreement - 10 years; customer contract - 5 years; and customer relations - 10 years.

Northwest Toxicology

On March 1, 2004, the Company acquired, for cash, substantially all of the net assets of the drug testing division, Northwest Toxicology, from NWT Inc. for $12,198,000, including net working capital of $2,117,000 and transaction costs of $81,000. The acquisition will result in additional urine and oral fluid testing volumes directed to LabOne's Lenexa, Kansas laboratory, and furthers the Company's capabilities to include drugs of abuse testing in blood, expanded specimen validity testing, medical professional and other esoteric drug testing. Of the purchase price, $300,000 remains in escrow for post-closing adjustments, if any, to beginning working capital. Any amounts paid back to the Company will be reflected, when received, as an adjustment to the net assets acquired.

Goodwill of $7,519,000, including workforce in place, was assigned to the clinical - substance abuse testing segment and is expected to be deductible for tax purposes. The amortization periods for the intangible assets acquired are: non compete and non solicitation agreement - 10 years and customer relations - 10 years.

Paramedical Service Providers

During the first six months of 2004, the Company acquired, for cash, four paramedical service provider companies in the United States and one paramedical service provider company in Canada. The acquired businesses provide paramedical examinations that are used to assist life insurance companies in objectively evaluating the mortality and morbidity risks posed by policy applicants.

Goodwill of $1,489,000 was assigned to the risk assessment services segment and is expected to be deductible for tax purposes. The weighted average amortization periods for the non compete and non solicitation agreements and customer relations are 10 years and 7.7 years, respectively.

All of the above acquisitions have been accounted for under the purchase method and, accordingly, the operating results of the acquired companies have been included in the consolidated statements of operations from the dates of acquisition.

The allocation of purchase price to the assets and liabilities of the acquisitions made during the first six months of 2004 is preliminary and subject to change. The Company does not believe that the final allocation of purchase price will differ materially from the preliminary allocation. Certain of these acquisitions are subject to contingent payment agreements which will be recorded when earned.

(3) Long-term Debt

During June 2004, the Company issued $90,000,000 of 3.50% convertible senior debentures due June 15, 2034 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. During July 2004, the initial purchasers exercised their option to purchase an additional $13,500,000 of the debentures. The debentures may be converted, under certain circumstances, into a combination of cash and common stock of the Company at an initial rate equivalent to a conversion price of $39.30 per share of common stock, subject to certain adjustments. Holders may convert the debentures if the common stock price exceeds 130% of the conversion price for 20 trading days in the 30 trading day period ending on the last trading day of the preceding fiscal quarter. Upon conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of debentures to be converted and the conversion obligation, and common stock in respect of the remainder, if any, of the conversion obligation. The Company may not redeem the debentures prior to June 20, 2009. Holders of the debentures may require the Company to repurchase some or all of the debentures on June 15, 2011, 2014 and 2024 and upon certain specified corporate transactions. The Company used the net proceeds from the offering to reduce borrowings under its credit facility and for general corporate purposes.

(4) Earnings Per Share

Basic earnings per share is computed using net earnings available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per share includes the effects of outstanding stock options and common shares issuable upon conversion of preferred stock, if dilutive. In addition, the related preferred stock dividends are added back to income since they would not be paid if the preferred stock were converted to common stock. There was no dilutive effect of conversion of the debentures as the market price of LabOne common stock was below the conversion price and the par value of the debentures would be settled in cash.

The following table reconciles the weighted average common shares used in the basic earnings per share calculation and the weighted average common shares and common share equivalents used in the diluted earnings per share calculation:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands)
Weighted average common shares for basic earnings per share	17,060	11,691	17,002	11,680
Dilutive effect of employee stock options	413	245	446	235
Dilutive effect of common shares issuable upon conversion of preferred stock	—	4,810	—	4,764
Weighted average common shares for dilutive earnings per share	17,473	16,746	17,448	16,679

(5) Stock-based Compensation

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
(in thousands)
Net earnings, as reported	$ 6,287	$ 5,045	$ 12,167	$ 9,596
Deduct total stock-based employee compensation expense determined under fair-value based method for all stock options, net of tax	(365)	(326)	(745)	(813)
Pro forma net earnings	$ 5,922	$ 4,719	$ 11,422	$ 8,783

Basic earnings per share:
As reported	$ 0.37	$ 0.36	$ 0.72	$ 0.69
Pro forma	$ 0.35	$ 0.34	$ 0.67	$ 0.62

Diluted earnings per share:
As reported	$ 0.36	$ 0.30	$ 0.70	$ 0.57
Pro forma	$ 0.34	$ 0.28	$ 0.65	$ 0.53

(6) Business Segment Information

The Company operates principally in two lines of business: risk assessment services and clinical. Risk assessment services is segregated into insurance laboratory, paramedical services and other insurance services. Clinical is segregated into healthcare services and substance abuse testing.

Following is a summary of segment information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands)
Sales:
Risk assessment services:
Insurance laboratory	$ 22,722	$ 22,777	$ 44,523	$ 45,474
Paramedical services	25,285	20,576	49,670	41,103
Other insurance services	18,110	12,361	35,363	24,514
Total risk assessment services	66,117	55,714	129,556	111,091
Clinical:
Healthcare services	40,603	21,250	82,034	41,845
Substance abuse testing	10,763	6,999	18,718	12,955
Total clinical	51,366	28,249	100,752	54,800
Total	$ 117,483	$ 83,963	$ 230,308	$ 165,891

Operating earnings:
Risk assessment services:
Insurance laboratory	$ 9,640	$ 10,338	$ 18,333	$ 20,139
Paramedical services	2,722	1,611	5,330	3,361
Other insurance services	2,944	1,396	5,425	2,412
Risk assessment sales group	(1,655)	(1,526)	(3,132)	(2,722)
Total risk assessment services	13,651	11,819	25,956	23,190
Clinical:
Healthcare services	5,485	3,535	12,297	7,393
Substance abuse testing	1,816	1,250	3,130	1,966
Total clinical	7,301	4,785	15,427	9,359
General corporate expenses	(9,703)	(8,067)	(19,422)	(16,137)
Total other expenses, net	(1,174)	(606)	(2,412)	(1,202)
Earnings before income taxes	10,075	7,931	19,549	15,210
Provision for income taxes	3,788	2,886	7,382	5,614
Net earnings	$ 6,287	$ 5,045	$ 12,167	$ 9,596

(7) Commitments and Contingencies

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

RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA
	Three Months Ended June 30,
	2004		2003
	(in thousands)
Revenues:
Risk assessment services
Insurance laboratory	$ 22,722	19%	$ 22,777	27%
Paramedical services	25,285	22%	20,576	25%
Other insurance services	18,110	15%	12,361	15%
Total risk assessment services	66,117	56%	55,714	66%
Clinical
Healthcare services	40,603	35%	21,250	25%
Substance abuse testing	10,763	9%	6,999	8%
Total clinical	51,366	44%	28,249	34%
Total	$117,483	100%	$ 83,963	100%

Total laboratory services revenue	$ 74,088		$ 51,026

Volumes:
Risk assessment services
Insurance laboratory	1,324		1,310
Paramedical services	326		273
Clinical
Healthcare services	1,056		625
Substance abuse testing	843		575

SECOND QUARTER ANALYSIS

Revenue for the quarter ended June 30, 2004, was $117.5 million compared to $84.0 million in the second quarter 2003. The increase of $33.5 million, or 40%, was due to increases in clinical healthcare revenue of $19.4 million, risk assessment revenue of $10.4 million and clinical SAT revenue of $3.8 million. Risk assessment revenue increased to $66.1 million from $55.7 million in the second quarter 2003 due primarily to increases of $5.7 million in other insurance services and $4.7 million in paramedical services, partially offset by a decrease in insurance laboratory services of $0.1 million. Other insurance services increased primarily due to growth in medical records retrieval and teleunderwriting services. Paramedical services revenue increased due to an increase in the number of paramedical exams performed from new customer accounts and the acquisition of a Canadian paramedical provider. Insurance laboratory revenue decreased due to a 4% decline in the average revenue per applicant partially offset by a 1% increase in the total number of insurance applicants tested by the Company. During the second quarter 2004, healthcare services revenue increased to $40.6 million from $21.3 million in 2003 due to the acquisition of Alliance Laboratory Services in January 2004 and a 19% increase in organic testing volumes. Alliance Laboratory Services accounted for $14.3 million of the revenue increase, and increased sales to new and existing healthcare customers accounted for $5.0 million of the revenue increase. SAT revenue increased $3.8 million to $10.8 million in the second quarter 2004 from $7.0 million in 2003 due to the addition of Northwest Toxicology and an 11% increase in organic testing volumes. Northwest Toxicology accounted for $3.2 million of this increase. Total laboratory services revenue from risk assessment and clinical was $74.1 million as compared to $51.0 million in the second quarter 2003.

Cost of sales increased $23.5 million, or 41%, in the second quarter 2004 as compared to the prior year, due primarily to the acquisitions of Alliance Laboratory Services and Northwest Toxicology, and increases in paramed collections, physician statement fees and payroll expense. Paramedical services increased primarily due to continued growth of the ExamOne paramedical operations. Physician statement fees increased due to growth of sales of attending physician statement services. Payroll increased due to increased specimen volume in the healthcare laboratory testing segment and growth of teleunderwriting and medical records retrieval services. Risk assessment cost of sales, including all of the above mentioned factors, increased to $47.5 million in 2004 from $39.4 million in the second quarter 2003. Clinical healthcare cost of sales increased to $25.8 million as compared to $12.8 million in the second quarter 2003 primarily due to the addition of Alliance Laboratory Services. Clinical SAT cost of sales expenses increased to $7.4 million as compared to $4.9 million in the second quarter 2003 primarily due to the addition of Northwest Toxicology.

As a result of the above factors, gross profit for the quarter increased $10.0 million, or 37%, from $26.9 million in 2003 to $36.9 million in 2004. Risk assessment gross profit increased $2.3 million, or 14%, to $18.6 million in the second quarter 2004. Clinical healthcare gross profit increased $6.4 million, or 76%, to $14.8 million in 2004 from $8.4 million in 2003. Clinical SAT gross profit increased $1.3 million, or 62%, to $3.4 million in 2004 from $2.1 million in the second quarter last year.

Selling, general and administrative expenses increased $7.3 million, or 40%, in the second quarter 2004 as compared to the prior year. This increase is primarily due to increases in payroll, amortization and bad debt expenses. Risk assessment overhead expenditures increased to $5.0 million in 2004 from $4.5 million in the second quarter 2003. Clinical healthcare overhead expenditures increased to $9.4 million as compared to $4.9 million in 2003 due to the acquisition of Alliance Laboratory Services and an increase in payroll expense. Clinical SAT overhead expenditures increased to $1.6 million as compared to $0.8 million in 2003 due to the acquisition of Northwest Toxicology. Corporate overhead expenses increased to $9.7 million from $8.1 million in the second quarter 2003 primarily due to higher payroll, telephone and expenses related to compliance with the Sarbanes-Oxley Act of 2002.

Operating earnings increased from $8.5 million in the second quarter 2003 to $11.2 million in 2004. Risk assessment services operating earnings were $13.6 million in 2004 as compared to $11.8 million in the second quarter 2003. Clinical healthcare services operating income increased to $5.5 million in 2004 as compared to $3.5 million in 2003. Clinical SAT operating earnings were $1.8 million in the second quarter 2004 as compared to $1.3 million in 2003. Corporate operating expenses were $9.7 million compared to $8.1 million in the second quarter 2003.

Non operating expenses increased $0.6 million primarily due to higher interest expense from increased borrowings for acquisitions. The effective income tax rate was 38% in the second quarter 2004 as compared to 36% in 2003.

The combined effect of the above factors resulted in net earnings of $6.3 million, or $0.36 per diluted share in the second quarter 2004, compared to $5.0 million, or $0.30 per diluted share in 2003. Convertible preferred dividends in the second quarter 2003 were $0.8 million and earnings available to common shareholders were $4.3 million. The preferred stock was converted into LabOne common stock during the third and fourth quarters of 2003.
	Six Months Ended June 30,
	2004		2003
	(in thousands)
Revenues:
Risk assessment services
Insurance laboratory	$ 44,523	19%	$ 45,474	27%
Paramedical services	49,670	22%	41,103	25%
Other insurance services	35,363	15%	24,514	15%
Total risk assessment services	129,556	56%	111,091	67%
Clinical
Healthcare services	82,034	36%	41,845	25%
Substance abuse testing	18,718	8%	12,955	8%
Total clinical	100,752	44%	54,800	33%
Total	$230,308	100%	$165,891	100%

Total laboratory services revenue	$145,275		$100,274

Volumes:
Risk assessment services
Insurance laboratory	2,614		2,645
Paramedical services	643		541
Clinical
Healthcare services	2,120		1,221
Substance abuse testing	1,472		1,066

YEAR TO DATE ANALYSIS

Revenue for the six month period ended June 30, 2004, was $230.3 million compared to $165.9 million in the first six months of 2003. The increase of $64.4 million, or 39%, was due to increases in clinical healthcare revenue of $40.2 million, risk assessment revenue of $18.5 million and clinical SAT revenue of $5.8 million. Risk assessment revenue increased to $129.6 million from $111.1 million in the first six months due primarily to increases of $10.8 million in other insurance services and $8.6 million in paramedical services, partially offset by a decrease in insurance laboratory services of $1.0 million. Other insurance services increased primarily due to growth in medical records retrieval and teleunderwriting services. Paramedical services revenue increased due to an increase in the number of paramedical exams performed from new customer accounts and the acquisition of a Canadian paramedical provider. Insurance laboratory revenue decreased 2% due to a 1% decline in the total number of insurance applicants tested by the Company and a 4% decrease in the average revenue per applicant partially offset by an increase in other insurance services revenue. During the first six months of 2004, healthcare services revenue increased to $82.0 million from $41.8 million in 2003 due to the acquisition of Alliance Laboratory Services in January 2004 and a 22% increase in organic testing volumes. Alliance Laboratory Services accounted for $29.6 million of the revenue increase, and increased sales to new and existing healthcare customers accounted for $10.6 million of the revenue increase. SAT revenue increased $5.8 million to $18.7 million in the first six months of 2004 from $13.0 million in 2003 due to the acquisition of Northwest Toxicology and an 11% increase in organic testing volumes. Northwest Toxicology accounted for $4.5 million of this increase. Total laboratory services revenue from risk assessment and clinical was $145.3 million as compared to $100.3 million in the first six months of 2003.

Cost of sales increased $45.0 million, or 40%, in the first six months of 2004 as compared to the prior year, due primarily to the acquisitions of Alliance Laboratory Services and Northwest Toxicology, and increases in paramed collections and physician statement fees, payroll and lab supplies. Paramedical services increased primarily due to continued growth of the ExamOne paramedical operations. Payroll increased due to increased specimen volume in the healthcare laboratory testing segment and growth of teleunderwriting and medical records retrieval services. Risk assessment cost of sales, including all of the above mentioned factors, increased to $93.8 million in 2004 from $78.9 million in the first six months of 2003. Clinical healthcare cost of sales increased to $51.5 million as compared to $24.9 million in the first six months of 2003 primarily due to the addition of Alliance Laboratory Services. Clinical SAT cost of sales expenses increased to $12.9 million as compared to $9.4 million in the first six months of 2003 primarily due to the addition of Northwest Toxicology.

As a result of the above factors, gross profit year to date increased $19.4 million, or 37%, from $52.7 million in 2003 to $72.1 million in 2004. Risk assessment gross profit increased $3.5 million, or 11%, to $35.7 million in 2004. Clinical healthcare gross profit increased $13.6 million, or 80%, to $30.5 million in 2004 from $16.9 million in 2003. Clinical SAT gross profit increased $2.2 million, or 63%, to $5.8 million in 2004 from $3.6 million last year.

Selling, general and administrative expenses increased $13.8 million, or 38%, in the first six months of 2004 as compared to the prior year. This increase is primarily due to increases in payroll, bad debt and amortization expenses. Risk assessment overhead expenditures increased to $9.8 million in 2004 from $9.0 million in the first six months of 2003. Clinical healthcare overhead expenditures increased to $18.2 million as compared to $9.5 million in 2003 due to the acquisition of Alliance Laboratory Services and an increase in payroll expense. Clinical SAT overhead expenditures increased to $2.7 million as compared to $1.6 million in 2003 primarily due to the acquisition of Northwest Toxicology. Corporate overhead expenses increased to $19.4 million from $16.1 million in the first six months of 2003 primarily due to higher payroll, expenses related to compliance with the Sarbanes-Oxley Act of 2002, depreciation and insurance expenses.

Operating earnings increased from $16.4 million in the first six months of 2003 to $22.0 million in 2004. Risk assessment services operating earnings were $26.0 million in 2004 as compared to $23.2 million in 2003. Clinical healthcare services operating income increased to $12.3 million in 2004 as compared to $7.4 million in 2003. Clinical SAT operating earnings were $3.1 million in the first six months of 2004 as compared to $2.0 million in 2003. Corporate operating expenses were $19.4 million compared to $16.1 million in 2003.

Non operating expenses increased $1.2 million primarily due to higher interest expense from increased borrowings for acquisitions. The effective income tax rate was 38% in the first six months of 2004 as compared to 37% in 2003.

The combined effect of the above factors resulted in net earnings of $12.2 million, or $0.70 per diluted share in the first six months of 2004, compared to $9.6 million, or $0.57 per diluted share in 2003. Convertible preferred dividends in the first six months of 2003 were $1.6 million and earnings available to common shareholders were $8.0 million. The preferred stock was converted into LabOne common stock during the third and fourth quarters of 2003.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

LabOne's working capital position increased by $4.0 million to $52.1 million as of June 30, 2004 from $48.1 million as of December 31, 2003 due to an increase in accounts receivable, partially offset by an increase in accounts payable. Net cash provided by operations was $21.3 million as compared to $11.9 million in the first six months of 2003. The increase is due to higher net income and depreciation, offset by an increase in working capital associated with increased revenue and acquisitions completed during the first quarter.

During the first six months of 2004, the Company spent $60.0 million on acquisitions and $8.8 million for capital expenditures. Acquisitions included $43.9 million for Alliance Laboratory Services and $12.2 million for Northwest Toxicology. During the first six months of 2003, the Company spent $1.4 million on acquisitions and $3.8 million for capital expenditures. The Company expects to spend approximately $20 million for the land, building construction, furnishings, equipment and information technology systems for a new laboratory facility in Cincinnati, Ohio to be completed in the second quarter of 2005.

During June 2004, the Company issued $90 million of 3.50% convertible senior debentures due June 15, 2034 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. During July 2004, the initial purchasers exercised their option to purchase an additional $13.5 million of the debentures. The debentures may be converted, under certain circumstances, into a combination of cash and common stock of the Company at an initial rate equivalent to a conversion price of $39.30 per share of common stock, subject to certain adjustments. Holders may convert the debentures if the common stock price exceeds 130% of the conversion price for 20 trading days in the 30 trading day period ending on the last trading day of the preceding fiscal quarter. Upon conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of debentures to be converted and the conversion obligation, and common stock in respect of the remainder, if any, of the conversion obligation. The Company may not redeem the debentures prior to June 20, 2009. Holders of the debentures may require the Company to repurchase some or all of the debentures on June 15, 2011, 2014 and 2024 and upon certain specified corporate transactions. The Company used the net proceeds from the offering to reduce borrowings under its credit facility and for general corporate purposes.

As of June 30, 2004, borrowings under the Company's revolving credit facility were $2.7 million. Borrowings had increased from $47.0 million as of December 31, 2003 to $95.7 million as of March 31, 2004 primarily to fund acquisitions. The line of credit bears variable interest which, as of July 30, 2004, was 3.3% and requires a commitment fee of 0.5% on the unused portion of the commitment. Based on covenants, $46.3 million of the remaining $147.3 million was available for borrowing as of June 30, 2004, under the Company's $150 million line of credit.

Interest on the industrial revenue bonds issued to finance the construction of the Company's Lenexa facility is based on a taxable seven-day variable rate which, including letter of credit and remarketing fees, was approximately 2.4% as of July 30, 2004.

As of June 30, 2004, LabOne had total cash and cash equivalents of $3.1 million as compared to $4.7 million as of December 31, 2003. The Company expects to fund operations from a combination of cash flows from operations and short-term borrowings.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2004, LabOne's liability subject to variable interest rates was $13.5 million. The associated market risk exposure is not considered to be material. A foreign currency risk exposure exists due to sales in Canada in Canadian dollars and the direct laboratory expenses associated with this revenue being incurred in US dollars. This exposure is not considered to be material.

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

There were no changes in the Company's internal controls over financial reporting during the second quarter of fiscal 2004 that materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

During the third quarter of 2004, the Company's internal auditors identified a reportable condition in the design and operation of general computer controls related to program changes and access security. The condition is not considered a material weakness. The Company believes it has mitigating controls and procedures in place, has implemented certain changes in security access and change control, and has plans for completion of remediation during the third quarter.

PART II. OTHER INFORMATION

ITEM 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Pursuant to a Purchase Agreement dated June 21, 2004, (attached as Exhibit 4.2 to LabOne's Form 8-K Current Report filed June 28, 2004) the Company offered $90 million in principal amount of 3.50% convertible senior debentures due June 15, 2034 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. By exercise of an option issued with the debentures, an additional $13.5 million principal amount of the debentures was purchased by the initial purchasers on July 8, 2004.

The debentures may be converted, under certain circumstances, into a combination of cash and common stock of the Company at an initial rate equivalent to a conversion price of $39.30 per share of common stock, subject to certain adjustments. The Company may not redeem the debentures prior to June 20, 2009. Holders of the debentures may require the Company to repurchase some or all of the debentures on June 15, 2011, 2014 and 2024 and upon certain specified corporate transactions.

The Company used approximately $87 million of the initial proceeds of the offering to reduce borrowings under its credit facility. The additional proceeds of approximately $13 million were used by the Company to pay the remaining borrowings under its credit facility and for general corporate purposes. The Company may in the future re-borrow a portion of these funds under its credit facility for the repurchase of shares of its common stock.

For a further description of the terms of the debentures, see the Indenture filed as Exhibit 4.1 to LabOne's Form 8-K Current Report filed June 28, 2004.

(e) In 2000, the Company's Board of Directors authorized a share repurchase program to purchase up to $10 million of LabOne common stock. The program does not have an expiration date. During 2000, the Company repurchased 841,000 shares of common stock at an average price of $7.07 per share for a total of $5.9 million. The Company has not repurchased any shares of common stock since 2000. Approximately $4.1 million remains available for future treasury stock purchases.

ITEM 4 - Submission of Matters to a Vote of Security Holders

(a) The annual stockholders' meeting was held on May 24, 2004.

(c) The following matters were voted upon at the annual meeting:

(1) The election of one class B director to the Board of Director. For Mr. John P. Mascotte there were 15,220,352 votes for and 1,238,688 votes withheld. Directors whose term of office as a director continued after the meeting are Messrs. W. Thomas Grant, II, W. Roger Drury, James R. Seward and John E. Walker. Effective May 26, 2004, Jill L. Force was appointed to the board as a class A director.

(2) Approval of the appointment of KPMG LLP as independent auditor for fiscal year 2004. Of the 16,459,041 common shares represented, 15,757,331 were voted for, and 675,003 were voted against; there were 26,706 abstentions and 1 share unvoted.

(3) Approval of an increase in the dollar amount of shares awarded to eligible directors each year under the Stock Program for Outside Directors. Of the 16,459,041 common shares represented, 12,456,768 were voted for, and 2,502,587 were voted against; there were 37,670 abstentions and 1,462,016 shares unvoted.

ITEM 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

4.1 Amendment No. 1 to dated as of June 16, 2004, to the Amended and Restated Credit Agreement dated as of December 3, 2003, among LabOne, Inc., the Lenders and JPMorgan Chase Bank, as administrative agent and as collateral agent for the Lenders.

10.1 LabOne 2004 Incentive Plan

10.2 Amendment to the Asset Purchase Agreement between LabAlliance, Inc. and The Health Alliance of Greater Cincinnati

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. 'SS' 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. 'SS' 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

A Form 8-K current report dated April 15, 2004 was filed with the Commission reporting under Item 9. Regulation FD Disclosure, the selection of Cincinnati, Ohio, as the location for an expansion of the Company's medical laboratory testing operations in relation to the purchase of the laboratory operations of The Health Alliance of Greater Cincinnati.

A Form 8-K current report dated May 5, 2004 was filed with the Commission reporting under Item 9. Regulation FD Disclosure, the content of the first quarter 2004 financial results conference call to investors.

A Form 8-K current report dated June 10, 2004 was filed with the Commission reporting under Item 9. Regulation FD Disclosure, the scheduled groundbreaking for the Company's future laboratory in Cincinnati on June 15, 2004.

A Form 8-K current report dated June 15, 2004 was filed with the Commission reporting under Item 9. Regulation FD Disclosure, the resignation of Joseph P. Ratterman as Executive Vice President and Chief Information Officer, effective June 30, 2004, and the promotion of Michael G. Dorman, Senior Vice President, Information Systems Design and Development, to Chief Technology Officer.

A Form 8-K current report dated June 21, 2004 was filed with the Commission reporting under Item 9. Regulation FD Disclosure, the Company's intention to offer to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, $90 million in aggregate principal amount of Convertible Senior Debentures due 2034, and an option to purchase up to an additional $13.5 million principal amount of the debentures.

A Form 8-K current report dated June 21, 2004 was filed with the Commission reporting under Item 9. Regulation FD Disclosure, the pricing of $90 million principal amount of its convertible senior debentures due June 15, 2034.

A Form 8-K current report dated June 28, 2004 was filed with the Commission reporting under Item 9. Regulation FD Disclosure, the completion of its offering of $90 million in principal amount of 3.50% convertible senior debentures due June 15, 2034.

A Form 8-K current report dated July 8, 2004 was filed with the Commission reporting under Item 9. Regulation FD Disclosure, that the initial purchasers exercised their option to purchase an additional $13.5 million principal amount of the Company's 3.50% convertible senior debentures due 2034.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LabOne, Inc.

Date: August 6, 2004	By /s/ John W. McCarty John W. McCarty Executive V.P. and Chief Financial Officer