Form 10-Q
period 2004-09-30
LABONE INC/
filed 2004-11-09
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2004

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

Yes /X/    No /  /

Number of shares outstanding of the only class of Registrant's common stock, $.01 par value, as of October 29, 2004 - 17,173,433.

LabOne, Inc.

Form 10-Q for the Third Quarter, 2004

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LabOne, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30,	December 31,
	2004	2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 20,592	$ 4,651
Accounts receivable, net of allowance for doubtful accounts of $4,329 in 2004 and $6,123 in 2003	73,429	57,928
Inventories	6,397	5,472
Prepaid expenses and other current assets	6,590	5,202
Deferred income taxes	5,833	4,990
Total current assets	112,841	78,243

Property, plant and equipment, net	58,232	47,405
Goodwill	137,699	99,103
Intangible assets, net	21,694	11,345
Other long-term assets	4,936	1,526
Total assets	$ 335,402	$ 237,622

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 23,355	$ 13,617
Accrued payroll and benefits	17,193	11,769
Other accrued expenses	4,771	2,787
Current portion of long-term debt	1,955	2,014
Total current liabilities	47,274	30,187

Deferred income taxes	6,683	5,619
Long-term debt	111,448	56,094
Other	34	21
Total liabilities	165,439	91,921

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value per share. Authorized 40,000,000 shares; issued 18,027,729 shares in 2004 and 2003	180	180
Additional paid-in capital	86,361	84,066
Retained earnings	95,031	76,250
Accumulated other comprehensive loss	(247)	(245)
Treasury stock of 894,071 shares in 2004 and 1,144,840 shares in 2003, at cost	(11,362)	(14,550)
Total stockholders' equity	169,963	145,701
Total liabilities and stockholders' equity	$ 335,402	$ 237,622

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003

Sales	$ 117,839	$ 88,115	$ 348,146	$ 254,006
Cost of sales:
Cost of sales expenses	79,126	59,009	234,128	170,048
Depreciation and amortization	1,712	1,154	4,934	3,292
Total cost of sales	80,838	60,163	239,062	173,340
Gross profit	37,001	27,952	109,084	80,666

Selling, general and administrative:
Selling, general and administrative expenses	22,730	17,125	68,020	50,232
Depreciation and amortization	2,670	1,515	7,502	4,710
Total selling, general and administrative	25,400	18,640	75,522	54,942
Operating earnings	11,601	9,312	33,562	25,724

Other income (expense):
Interest income	54	7	121	112
Interest expense	(1,340)	(742)	(3,814)	(2,157)
Other, net	(29)	(38)	(35)	70
Total other expense, net	(1,315)	(773)	(3,728)	(1,975)
Earnings before income taxes	10,286	8,539	29,834	23,749
Provision for income taxes	3,671	3,151	11,053	8,766

Net earnings	$ 6,615	$ 5,388	$ 18,781	$ 14,983

Preferred stock dividends	$ —	$ (794)	$ —	$ (2,349)
Net earnings available to common shareholders	$ 6,615	$ 4,594	$ 18,781	$ 12,634

Earnings per common share:
Basic	$ 0.39	$ 0.39	$ 1.10	$ 1.07
Diluted	$ 0.38	$ 0.32	$ 1.08	$ 0.89

Weighted average common shares outstanding:
Basic	17,113	11,908	17,039	11,757
Diluted	17,477	16,975	17,459	16,796

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2004
(in thousands,except share data)
(unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Comprehensive income	Total stockholders' equity
Balance at December 31, 2003	$ 180	$ 84,066	$ 76,250	$ (245)	$ (14,550)		$ 145,701
Comprehensive income:
Net earnings			18,781			$ 18,781	18,781
Adjustment from foreign currency translation				(2)		(2)	(2)
Comprehensive income						$ 18,779
Stock options exercised (249,111 shares)		708			3,167		3,875
Tax benefit from exercise of stock options		1,558					1,558
Directors' stock compensation (1,658 shares)		29			21		50
Balance as of September 30, 2004	$ 180	$ 86,361	$ 95,031	$ (247)	$(11,362)		$ 169,963

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$ 18,781	$ 14,983
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,396	8,512
Provision for loss on accounts receivable	6,833	5,074
Income tax benefit from exercise of stock options	1,558	646
Deferred income taxes	220	(1,681)
Directors' stock compensation	50	17
(Gain) loss on sale of property, plant and equipment	63	(12)
Change in assets and liabilities, net of effects of acquisitions:
Accounts and note receivable	(19,068)	(13,018)
Inventories	464	(400)
Prepaid expenses and other current assets	(1,240)	(966)
Accounts payable	9,178	2,065
Accrued payroll and benefits	5,425	3,104
Other accrued expenses	1,762	971
Other	(131)	(142)
Net cash provided by operations	37,291	19,153

Cash flows from investing activities:
Capital expenditures	(16,162)	(5,944)
Acquisition of businesses	(60,110)	(7,202)
Proceeds from sale of property, plant, and equipment	36	55
Acquisition of patents and trademarks	(40)	—
Net cash used in investing activities	(76,276)	(13,091)

Cash flows from financing activities:
Net payments on line of credit	(46,253)	(5,000)
Net proceeds from issuance of convertible debentures	100,144	—
Debt issue costs	(845)	—
Payments on other long-term debt	(2,011)	(1,920)
Proceeds from exercise of stock options	3,875	3,685
Purchase of treasury stock	—	(1,556)
Net cash provided by (used in) financing activities	54,910	(4,791)
Effect of foreign currency translation on cash	16	294
Net increase in cash and cash equivalents	15,941	1,565
Cash and cash equivalents at beginning of period	4,651	8,108
Cash and cash equivalents at end of period	$ 20,592	$ 9,673

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$ 8,955	$ 9,797
Interest	2,195	1,630

Supplemental schedule of non-cash investing and financing activities:
Preferred stock dividends payable in kind	$ —	$ 2,349

Details of acquisitions:
Fair value of assets acquired	$ 60,928	$ 8,413
Liabilities assumed	(818)	(1,211)
Cash paid for acquisitions	$ 60,110	$ 7,202

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

The financial information furnished herein as of September 30, 2004, and for the periods ended September 30, 2004 and 2003, is unaudited; however, in the opinion of management, it reflects all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. The balance sheet information as of December 31, 2003 has been derived from the audited consolidated financial statements as of that date. The financial statements have been prepared in conformity with generally accepted accounting principles in the United States appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

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

(2) Acquisitions

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for businesses acquired during the first nine months of 2004:

	Laboratory Operations of The Health Alliance	Northwest Toxicology	Paramedical Service Providers
	(in thousands)
Current assets	$ 1,614	$ 2,718	$ 771
Property, plant and equipment	2,932	812	215
Goodwill	29,490	7,506	1,521
Intangible assets:
Non compete and non solicitation agreements	1,200	300	76
Customer contract	3,500	—	—
Customer relations	5,200	950	1,957
Other long-term assets	—	11	5
Total assets acquired	43,936	12,297	4,545

Current liabilities	—	22	762
Current portion of long-term debt	—	34	—
Total liabilities assumed	—	56	762
Net assets acquired	$ 43,936	$ 12,241	$ 3,783

Laboratory Operations of The Health Alliance

On January 4, 2004, the Company acquired, for cash, substantially all of the assets associated with the core laboratory operations of The Health Alliance of Greater Cincinnati (the "Health Alliance") for $43,936,000, including transaction and other costs of $1,586,000. The core laboratory operations acquired provide outreach laboratory testing services for physicians in the Greater Cincinnati area and reference laboratory for the six hospitals affiliated with the Health Alliance. In connection with the acquisition, the Company entered into a long-term service agreement for the Company to provide reference testing for the Health Alliance hospitals and management of their six immediate response laboratories.

Goodwill of $29,490,000, including workforce in place, was assigned to the clinical - health care services segment and is expected to be deductible for tax purposes. The amortization periods for the intangible assets acquired are: non compete and non solicitation agreement - 10 years; customer contract - 5 years; and customer relations - 10 years.

Northwest Toxicology

On March 1, 2004, the Company acquired, for cash, substantially all of the net assets of the drug testing division, Northwest Toxicology, from NWT Inc. for $12,241,000, including net working capital of $2,159,000 and transaction costs of $82,000. The acquisition will result in additional urine and oral fluid testing volumes directed to LabOne's Lenexa, Kansas laboratory, and furthers the Company's capabilities to include drugs of abuse testing in blood, expanded specimen validity testing, medical professional and other esoteric drug testing.

Goodwill of $7,506,000, including workforce in place, was assigned to the clinical - substance abuse testing segment and is expected to be deductible for tax purposes. The amortization periods for the intangible assets acquired are: non compete and non solicitation agreement - 10 years and customer relations - 10 years.

Paramedical Service Providers

During the first nine months of 2004, the Company acquired, for cash, four paramedical service provider companies in the United States and one paramedical service provider company in Canada. The acquired businesses provide paramedical examinations that are used to assist life insurance companies in objectively evaluating the mortality and morbidity risks posed by policy applicants.

Goodwill of $1,521,000 was assigned to the risk assessment services segment and is expected to be deductible for tax purposes. The weighted average amortization periods for the non compete and non solicitation agreements and customer relations are 10 years and 7.7 years, respectively.

All of the above acquisitions have been accounted for under the purchase method and, accordingly, the operating results of the acquired companies have been included in the consolidated statements of operations from the dates of acquisition. Certain of these acquisitions are subject to contingent payment agreements which will be recorded when earned. Supplemental pro forma information for these acquisitions is not included, as such business combinations are not material individually or in the aggregate.

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

(4) Earnings Per Share

Basic earnings per share is computed using net earnings available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per share includes the effects of outstanding stock options and common shares issuable upon conversion of preferred stock, if dilutive. In addition, the related preferred stock dividends are added back to income since they would not be paid if the preferred stock were converted to common stock. There was no dilutive effect of conversion of the debentures as the market price of LabOne common stock was below the conversion price and the par value of the debentures would be settled in cash. Subject to adjustment under certain circumstances as described in the terms of the convertible debentures, the conversion obligation is generally based upon the product of the conversion rate then in effect (25.4463 as of September 30, 2004) and the closing price of LabOne common stock over the measurement period. Should the debentures become convertible under the terms of the conversion rights with a stock price of $51.09 over the measurement period, the conversion obligation would be approximately $1,300 (25.4463 x $51.09), and the settlement upon conversion would consist of $1,000 cash and 5.87 shares ($300/$51.09) of common stock, per $1,000 principal amount of debentures converted, assuming none of the adjustment provisions in the debenture applied to such calculation.

The following table reconciles the weighted average common shares used in the basic earnings per share calculation and the weighted average common shares and common share equivalents used in the diluted earnings per share calculation:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)
Weighted average common shares for basic earnings per share	17,113	11,908	17,039	11,757
Dilutive effect of employee stock options	364	310	420	264
Dilutive effect of common shares issuable upon conversion of preferred stock	—	4,757	—	4,775
Weighted average common shares for dilutive earnings per share	17,477	16,975	17,459	16,796

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
(in thousands)
Net earnings, as reported	$ 6,615	$ 5,388	$ 18,781	$ 14,983
Deduct total stock-based employee compensation expense determined under fair-value based method for all stock options, net of tax	(528)	(324)	(1,302)	(1,132)
Pro forma net earnings	$ 6,087	$ 5,064	$ 17,479	$ 13,851

Basic earnings per share:
As reported	$ 0.39	$ 0.39	$ 1.10	$ 1.07
Pro forma	$ 0.36	$ 0.36	$ 1.03	$ 0.98

Diluted earnings per share:
As reported	$ 0.38	$ 0.32	$ 1.08	$ 0.89
Pro forma	$ 0.35	$ 0.30	$ 1.00	$ 0.82

(6) Business Segment Information

The Company operates principally in two lines of business: risk assessment services and clinical. Risk assessment services is segregated into insurance laboratory, paramedical services and other insurance services. Clinical is segregated into healthcare services and substance abuse testing.

Following is a summary of segment information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)
Sales:
Risk assessment services:
Insurance laboratory	$ 20,708	$ 21,175	$ 65,231	$ 66,649
Paramedical services	26,129	21,817	75,799	62,919
Other insurance services	17,809	14,991	53,171	39,506
Total risk assessment services	64,646	57,983	194,201	169,074
Clinical:
Healthcare services	42,241	22,847	124,275	64,692
Substance abuse testing	10,952	7,285	29,670	20,240
Total clinical	53,193	30,132	153,945	84,932
Total	$ 117,839	$ 88,115	$ 348,146	$ 254,006

Operating earnings:
Risk assessment services:
Insurance laboratory	$ 8,543	$ 9,582	$ 26,876	$ 29,724
Paramedical services	3,203	2,075	8,533	5,437
Other insurance services	2,475	1,247	7,900	3,658
Risk assessment sales group	(1,752)	(1,350)	(4,884)	(4,072)
Total risk assessment services	12,469	11,554	38,425	34,747
Clinical:
Healthcare services	7,591	4,973	19,888	12,362
Substance abuse testing	1,976	1,451	5,105	3,418
Total clinical	9,567	6,424	24,993	15,780
General corporate expenses	(10,435)	(8,666)	(29,856)	(24,803)
Total other expenses, net	(1,315)	(773)	(3,728)	(1,975)
Earnings before income taxes	10,286	8,539	29,834	23,749
Provision for income taxes	3,671	3,151	11,053	8,766
Net earnings	$ 6,615	$ 5,388	$ 18,781	$ 14,983

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

LabOne's risk assessment services comprise underwriting support services to the insurance industry including teleunderwriting, specimen collection and paramedical examinations, laboratory testing, telephone inspections, motor vehicle reports and medical record retrieval. The laboratory tests performed and data gathered by the Company are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on specimens of individual life insurance policy applicants, but also includes specimens of individuals applying for individual and group medical and disability policies.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q may contain "forward-looking statements," including, but not limited to, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements, and statements of the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "will be," "intended," "continue," "believe," "may," "hope," "anticipate," "goal," "forecast," "plan," "estimate" or variations thereof. Forward-looking statements are not guarantees of future performance or results. Forward-looking statements are based on estimates, forecasts and assumptions involving risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in such forward-looking statements. The uncertainties, risks and assumptions referred to above include, but are not limited to, those described under "Factors Affecting Future Performance" in Item 7 detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and those described under "Risk Factors" in the Company's S-3 registration statement filed with the Securities and Exchange Commission on September 10, 2004. Investors are cautioned not to put undue reliance on any forward-looking statement.

RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA
	Three Months Ended September 30,
	2004		2003
	(in thousands)
Revenues:
Risk assessment services
Insurance laboratory	$ 20,708	18%	$ 21,175	24%
Paramedical services	26,129	22%	21,817	25%
Other insurance services	17,809	15%	14,991	17%
Total risk assessment services	64,646	55%	57,983	66%
Clinical
Healthcare services	42,241	36%	22,847	26%
Substance abuse testing	10,952	9%	7,285	8%
Total clinical	53,193	45%	30,132	34%
Total	$117,839	100%	$ 88,115	100%

Total laboratory services revenue	$ 73,901		$ 51,307

Volumes:
Risk assessment services
Insurance laboratory	1,211		1,217
Paramedical services	330		280
Clinical
Healthcare services	1,163		648
Substance abuse testing	877		608

THIRD QUARTER ANALYSIS

Revenue for the quarter ended September 30, 2004, was $117.8 million compared to $88.1 million in the third quarter 2003. The increase of $29.7 million, or 34%, was due to increases in clinical healthcare revenue of $19.4 million, risk assessment revenue of $6.7 million and clinical SAT revenue of $3.7 million. Risk assessment revenue increased to $64.6 million from $58.0 million in the third quarter 2003 due primarily to increases of $4.3 million in paramedical services and $2.8 million in other insurance services, partially offset by a decrease in insurance laboratory services of $0.5 million. Paramedical services revenue increased due to an increase in the number of paramedical exams performed from new customer accounts and the acquisition of a Canadian paramedical provider. Other insurance services increased primarily due to growth in teleunderwriting services, motor vehicle reports and medical records retrieval. Insurance laboratory revenue decreased due to a 3% decline in the average revenue per applicant. During the third quarter 2004, healthcare services revenue increased to $42.2 million from $22.8 million in 2003 due to the acquisition of Alliance Laboratory Services in January 2004 and a 19% increase in organic testing volumes. Alliance Laboratory Services accounted for $14.1 million of the revenue increase, and increased sales to new and existing healthcare customers accounted for $5.3 million of the revenue increase. SAT revenue increased $3.7 million to $11.0 million in the third quarter 2004 from $7.3 million in 2003 due to the addition of Northwest Toxicology and an 11% increase in organic testing volumes. Northwest Toxicology accounted for $3.0 million of this increase. Total laboratory services revenue from risk assessment and clinical was $73.9 million as compared to $51.3 million in the third quarter 2003.

Cost of sales increased $20.7 million, or 34%, in the third quarter 2004 as compared to the prior year, due primarily to the acquisitions of Alliance Laboratory Services and Northwest Toxicology, and increases in paramedical collections, motor vehicle report fees and payroll expense. Paramedical services increased primarily due to continued growth of the ExamOne paramedical operations and the acquisition of a Canadian paramedical provider. Motor vehicle report fees increased due to sales growth. Payroll increased due to increased specimen volume in the healthcare and substance abuse laboratory testing segment and growth of teleunderwriting. Risk assessment cost of sales, including all of the above mentioned factors, increased to $46.9 million in 2004 from $41.9 million in the third quarter 2003. Clinical healthcare cost of sales increased to $26.4 million as compared to $13.2 million in the third quarter 2003 primarily due to the addition of Alliance Laboratory Services. Clinical SAT cost of sales expenses increased to $7.5 million as compared to $5.1 million in the third quarter 2003 primarily due to the addition of Northwest Toxicology.

As a result of the above factors, gross profit for the quarter increased $9.0 million, or 32%, from $28.0 million in 2003 to $37.0 million in 2004. Risk assessment gross profit increased $1.7 million, or 10%, to $17.7 million in the third quarter 2004. Clinical healthcare gross profit increased $6.2 million, or 64%, to $15.8 million in 2004 from $9.7 million in 2003. Clinical SAT gross profit increased $1.2 million, or 55%, to $3.4 million in 2004 from $2.2 million in the third quarter last year.

Selling, general and administrative expenses increased $6.8 million, or 36%, in the third quarter 2004 as compared to the prior year. This increase is primarily due to increases in payroll, amortization, depreciation and audit and bank fees. Risk assessment overhead expenditures increased to $5.2 million in 2004 from $4.5 million in the third quarter 2003. Clinical healthcare overhead expenditures increased to $8.2 million as compared to $4.7 million in 2003 due to the acquisition of Alliance Laboratory Services and an increase in payroll expense. Clinical healthcare expenses were reduced in the period by $0.2 million related to a reimbursement form the Health Alliance for certain transition costs incurred by the Company in connection with the laboratory integration. Clinical SAT overhead expenditures increased to $1.5 million as compared to $0.8 million in 2003 due to the acquisition of Northwest Toxicology. Corporate overhead expenses increased to $10.4 million from $8.7 million in the third quarter 2003 primarily due to higher payroll and depreciation, principally related to information technology initiatives and expenses related to compliance with the Sarbanes-Oxley Act of 2002.

Operating earnings increased 25% from $9.3 million in the third quarter 2003 to $11.6 million in 2004. Risk assessment services operating earnings increased 8% to $12.5 million in 2004 as compared to $11.6 million in the third quarter 2003. Clinical healthcare services operating income increased 53% to $7.6 million in 2004 as compared to $5.0 million in 2003. Clinical SAT operating earnings increased 35% to $2.0 million in the third quarter 2004 as compared to $1.5 million in 2003. Corporate operating expenses increased 20% to $10.4 million compared to $8.7 million in the third quarter 2003.

Non operating expenses increased $0.5 million primarily due to higher interest expense from increased borrowings for acquisitions. The effective income tax rate declined to 36% in the third quarter 2004 as compared to 37% in 2003. Income tax expense for the period was favorably impacted by a $0.4 million adjustment related to foreign and state taxes.

The combined effect of the above factors resulted in net earnings of $6.6 million, or $0.38 per diluted share in the third quarter 2004, compared to $5.4 million, or $0.32 per diluted share in 2003. Convertible preferred dividends in the third quarter 2003 were $0.8 million and earnings available to common shareholders were $4.6 million. The preferred stock was converted into LabOne common stock during the third and fourth quarters of 2003.
	Nine Months Ended September 30,
	2004		2003
	(in thousands)
Revenues:
Risk assessment services
Insurance laboratory	$ 65,231	19%	$ 66,649	26%
Paramedical services	75,799	22%	62,919	25%
Other insurance services	53,171	15%	39,506	16%
Total risk assessment services	194,201	56%	169,074	67%
Clinical
Healthcare services	124,275	36%	64,692	25%
Substance abuse testing	29,670	8%	20,240	8%
Total clinical	153,945	44%	84,932	33%
Total	$348,146	100%	$254,006	100%

Total laboratory services revenue	$219,176		$151,581

Volumes:
Risk assessment services
Insurance laboratory	3,825		3,862
Paramedical services	973		820
Clinical
Healthcare services	3,282		1,869
Substance abuse testing	2,350		1,674

YEAR TO DATE ANALYSIS

Revenue for the nine month period ended September 30, 2004, was $348.1 million compared to $254.0 million in the first nine months of 2003. The increase of $94.1 million, or 37%, was due to increases in clinical healthcare revenue of $59.6 million, risk assessment revenue of $25.1 million and clinical SAT revenue of $9.4 million. Risk assessment revenue increased to $194.2 million from $169.1 million in the first nine months due primarily to increases of $13.7 million in other insurance services and $12.9 million in paramedical services, partially offset by a decrease in insurance laboratory services of $1.4 million. Other insurance services increased primarily due to growth in medical records retrieval, teleunderwriting services and motor vehicle reports. Paramedical services revenue increased due to an increase in the number of paramedical exams performed from new customer accounts and the acquisition of a Canadian paramedical provider. Insurance laboratory revenue decreased 2% due to a 1% decline in the total number of insurance applicants tested by the Company and a 4% decrease in the average revenue per applicant. During the first nine months of 2004, healthcare services revenue increased to $124.3 million from $64.7 million in 2003 due to the acquisition of Alliance Laboratory Services in January 2004 and a 21% increase in organic testing volumes. Alliance Laboratory Services accounted for $43.7 million of the revenue increase, and increased sales to new and existing healthcare customers accounted for $15.9 million of the revenue increase. SAT revenue increased $9.4 million to $29.7 million in the first nine months of 2004 from $20.2 million in 2003 due to the acquisition of Northwest Toxicology and an 11% increase in organic testing volumes. Northwest Toxicology accounted for $7.5 million of this increase. Total laboratory services revenue from risk assessment and clinical was $219.2 million as compared to $151.6 million in the first nine months of 2003.

Cost of sales increased $65.7 million, or 38%, in the first nine months of 2004 as compared to the prior year, due primarily to the acquisitions of Alliance Laboratory Services and Northwest Toxicology, and increases in paramedical collections and physician statement fees, motor vehicle reports, payroll and lab supplies. Paramedical services increased primarily due to continued growth of the ExamOne paramedical operations. Payroll increased due to increased specimen volume in the healthcare and SAT laboratory testing segment and growth of teleunderwriting and medical records retrieval services. Risk assessment cost of sales, including all of the above mentioned factors, increased to $140.8 million in 2004 from $120.8 million in the first nine months of 2003. Clinical healthcare cost of sales increased to $77.9 million as compared to $38.1 million in the first nine months of 2003 primarily due to the addition of Alliance Laboratory Services. Clinical SAT cost of sales expenses increased to $20.4 million as compared to $14.4 million in the first nine months of 2003 primarily due to the addition of Northwest Toxicology.

As a result of the above factors, gross profit year to date increased $28.4 million, or 35%, from $80.7 million in 2003 to $109.1 million in 2004. Risk assessment gross profit increased $5.2 million, or 11%, to $53.4 million in 2004. Clinical healthcare gross profit increased $19.8 million, or 74%, to $46.4 million in 2004 from $26.6 million in 2003. Clinical SAT gross profit increased $3.5 million, or 60%, to $9.3 million in 2004 from $5.8 million last year.

Selling, general and administrative expenses increased $20.6 million, or 37%, in the first nine months of 2004 as compared to the prior year. This increase is primarily due to increases in payroll, bad debt and amortization expenses. Risk assessment overhead expenditures increased to $15.0 million in 2004 from $13.5 million in the first nine months of 2003. Clinical healthcare overhead expenditures increased to $26.5 million as compared to $14.3 million in 2003 due to the acquisition of Alliance Laboratory Services and an increase in payroll expense. Clinical SAT overhead expenditures increased to $4.2 million as compared to $2.4 million in 2003 primarily due to the acquisition of Northwest Toxicology. Corporate overhead expenses increased to $29.9 million from $24.8 million in the first nine months of 2003 primarily due to higher payroll, expenses related to compliance with the Sarbanes-Oxley Act of 2002, depreciation and insurance expenses.

Operating earnings increased 30% from $25.7 million in the first nine months of 2003 to $33.6 million in 2004. Risk assessment services operating earnings increased 11% to $38.4 million in 2004 as compared to $34.7 million in 2003. Clinical healthcare services operating income increased 61% to $19.9 million in 2004 as compared to $12.4 million in 2003. Clinical SAT operating earnings increased 49% to $5.1 million in the first nine months of 2004 as compared to $3.4 million in 2003. Corporate operating expenses increased 20% to $29.9 million compared to $24.8 million in 2003.

Non operating expenses increased $1.7 million primarily due to higher interest expense from increased borrowings for acquisitions. The effective income tax rate was 37% in the first nine months of 2004 as compared to 37% in 2003.

The combined effect of the above factors resulted in net earnings of $18.8 million, or $1.08 per diluted share in the first nine months of 2004, compared to $15.0 million, or $0.89 per diluted share in 2003. Convertible preferred dividends in the first nine months of 2003 were $2.3 million and earnings available to common shareholders were $12.6 million. The preferred stock was converted into LabOne common stock during the third and fourth quarters of 2003.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

LabOne's working capital position increased by $17.5 million to $65.6 million as of September 30, 2004 from $48.1 million as of December 31, 2003 due to an increase in cash and accounts receivable, partially offset by an increase in accounts payable and accrued payroll. Net cash provided by operations was $37.3 million as compared to $19.2 million in the first nine months of 2003. The increase is due to higher net income and non cash items including depreciation, deferred income taxes and the tax benefit from the exercise of stock options.

During the first nine months of 2004, the Company spent $60.1 million on acquisitions and $16.2 million for capital expenditures. Acquisitions included $43.9 million for Alliance Laboratory Services and $12.2 million for Northwest Toxicology. During the first nine months of 2003, the Company spent $7.2 million on acquisitions and $5.9 million for capital expenditures. The Company expects to spend approximately $24 million for the land, building construction, furnishings, equipment and information technology systems for a new laboratory facility in Cincinnati, Ohio to be completed at the end of the second quarter of 2005. To date, the Company has spent $3.7 million related to the new facility.

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

As of September 30, 2004, borrowings under the Company's revolving credit facility were $0.8 million. Borrowings had increased from $47.0 million as of December 31, 2003 to $95.7 million as of March 31, 2004 primarily to fund acquisitions. During the third quarter, the Company increased commitments under its revolving credit facility from $150 million to $175 million. The line of credit bears variable interest which, as of October 29, 2004, was 3.8% and requires a commitment fee of 0.5% on the unused portion of the commitment. Based on covenants, $70.3 million of the remaining $174.2 million was available for borrowing as of September 30, 2004.

As of September 30, 2004, the Company had $9.0 million outstanding of industrial revenue bonds issued to finance the construction of the Company's Lenexa facility. Interest on the industrial revenue bonds is based on a taxable seven-day variable rate which, including letter of credit and remarketing fees, was approximately 2.9% as of October 29, 2004.

As of September 30, 2004, LabOne had total cash and cash equivalents of $20.6 million as compared to $4.7 million as of December 31, 2003. The Company expects to fund operations from a combination of cash flows from operations and borrowings under the credit facility.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2004, LabOne's liability subject to variable interest rates was $9.8 million. The associated market risk exposure is not considered to be material. A foreign currency risk exposure exists due to sales in Canada in Canadian dollars and the direct laboratory expenses associated with this revenue being incurred in US dollars. This exposure is not considered to be material.

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

There were no changes in the Company's internal controls over financial reporting during the third quarter of fiscal 2004 that materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

As previously reported, during the third quarter of 2004, the Company's internal auditors identified a reportable condition in the design and operation of general computer controls related to program changes and access security. The condition is not considered a material weakness. The Company believes it has addressed and remediated the issues concerning program changes. The Company has implemented certain changes in security access, and has plans for completion of remediation during the fourth quarter.

PART II. OTHER INFORMATION

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(c) In 2000, the Company's Board of Directors authorized a share repurchase program to purchase up to $10 million of LabOne common stock. The program does not have an expiration date. During 2000, the Company repurchased 841,000 shares of common stock at an average price of $7.07 per share for a total of $5.9 million. The Company has not repurchased any shares of common stock since 2000. Approximately $4.1 million remains available for future treasury stock purchases.

ITEM 6 - Exhibits

10.1 Amendment to Stock Option Agreements between the Registrant and John W. McCarty dated September 2, 2004.

10.2 Employment Agreement between the Registrant and Philip A. Spencer dated November 1, 2003.

10.3 Employment Agreement between the Registrant and L. Patrick James, M.D. dated November 19, 2003.

10.4 Form of Indemnification Agreement entered into between the Company and its directors and the following officers: W. Thomas Grant, II; John W. McCarty; Michael J. Asselta; Joseph C. Benage; Troy L. Hartman; Patrick James; Craig R. Meegan; Gregg R. Sadler; and Philip A. Spencer. Incorporated by reference to Exhibit 10.10 to the Annual Report of LabOne, Inc., a Missouri corporation, for the year ended December 31, 1999. Certain former directors and officers of the Company may also have rights under the Indemnification Agreement pertaining to actions taken while such persons were directors or officers of the Company.

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

LabOne, Inc.

Date: November 9, 2004	By /s/ John W. McCarty John W. McCarty Executive V.P. and Chief Financial Officer