Form 10-K
period 2004-12-31
LABONE INC/
filed 2005-03-15
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2004

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

Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [X]    No [  ]

Approximate aggregate market value of voting common equity held by non-affiliates of Registrant: $540,000,000 (based on closing price as of June 30, 2004, of $31.78). The non-inclusion of shares held by directors, executive officers and any beneficial owners of more than 10% of the outstanding stock shall not be deemed to constitute an admission that such persons are affiliates of the Registrant within the meaning of the Securities Exchange Act of 1934.

Number of shares outstanding of the only class of Registrant's common stock as of February 28, 2005: $0.01 par value common - 17,262,498 shares.

Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement to be filed by April 30, 2005, are incorporated by reference into Part III. Such Proxy Statement, except for portions thereof that have been specifically incorporated by reference, shall not be deemed filed as part of this report on Form 10-K.

LabOne, Inc.

Form 10-K for the fiscal year ended December 31, 2004

Table of Contents
PART I.
ITEM 1. Business
ITEM 2. Properties
ITEM 3. Legal Proceedings
ITEM 4. Submission of Matters to a Vote of Security Holders
PART II.
ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters
ITEM 6. Selected Financial Data
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
ITEM 8. Financial Statements and Supplementary Data
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Equity and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Schedule II: Valuation and Qualifying Accounts
Reports of Independent Registered Public Accounting Firm
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
ITEM 9A. Controls and Procedures
ITEM 9B. Other Information
PART III.
ITEM 10. Directors and Executive Officers of the Registrant
ITEM 11. Executive Compensation
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13. Certain Relationships and Related Transactions
ITEM 14. Principal Accountant Fees and Services
PART IV.
ITEM 15. Exhibits and Financial Statement Schedules
SIGNATURES

Forward Looking Statements

This Annual report on Form 10-K and the documents incorporated by reference may contain "forward-looking statements," including, but not limited to, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements, and statements of the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "will be," "intended," "continue," "believe," "may," "hope," "anticipate," "goal," "forecast," "plan," "estimate" or variations thereof. Forward-looking statements are not guarantees of future performance or results. Forward-looking statements are based on estimates, forecasts and assumptions involving risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in such forward-looking statements. The uncertainties, risks and assumptions referred to above include, but are not limited to, those described under "Factors Affecting Future Performance" in Item 7. All forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements. In addition, except to fulfill obligations under applicable securities laws, the Company disclaims any obligation to update any forward-looking statements.

PART I

ITEM 1. BUSINESS

LabOne, Inc., a Missouri corporation, is a diagnostic services provider. The services and information LabOne and its subsidiaries provide include: risk assessment information services for the insurance industry; diagnostic healthcare testing; and substance abuse testing services and related employee qualification products. LabOne's strategy for growth is to (a) continue organic growth in all business segments by maintaining a superior level of service at competitive prices, improved marketing and expanded service offerings to clients; (b) expand managed care relationships; (c) acquire additional laboratory testing and other related businesses; (d) maintain existing competitive advantages of strategically located centralized laboratory facilities , logistics, service and quality levels, and insurance relationships and service offerings; and (e) expand electronic data connectivity capabilities with clients.

LabOne, Inc. and its subsidiaries are hereinafter collectively referred to as either LabOne or the Company. The Company's website can be found on the internet at www.LabOne.com. The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available free through the Company's website as soon as reasonably practicable after such reports and amendments are filed with the SEC, generally on the same day. These documents may also be found at the SEC's website at www.sec.gov.

Overview

LabOne's risk assessment services comprise underwriting support services to the life insurance industry including teleunderwriting, specimen collection and paramedical examinations, laboratory testing, and other insurance risk assessment services including medical record retrieval, motor vehicle reports, inspections and credit checks. The laboratory tests performed and data gathered by the Company are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on specimens of individual life insurance policy applicants, but also includes specimens of individuals applying for individual and group medical and disability policies.

LabOne's clinical services include laboratory testing services for the healthcare industry as an aid in the diagnosis and treatment of patients. LabOne operates highly automated and centralized laboratory facilities, which the Company believes has significant economic advantages over other laboratory competitors. LabOne markets its healthcare services to managed care companies, insurance companies, self-insured groups, hospitals and physicians and provides management services for hospital based laboratories.

LabOne's clinical services also include substance abuse testing ("SAT") provided to employers to support their drug free workplace programs. LabOne is certified by the Substance Abuse and Mental Health Services Administration ("SAMHSA") to perform substance abuse testing services for federally regulated employers and currently markets these services throughout the country to both regulated and nonregulated employers. Additionally, the Company can provide background checks, social security number verification and other pre-employment data required by employers. The Company's rapid turnaround times and multiple testing options help clients structure programs that best meet their needs, reduce downtime for affected employees and meet mandated drug screening guidelines.

Segment Information

The following table summarizes the Company's revenues from services provided to the risk assessment services and clinical segments:

	Year ended December 31,
	2004		2003		2002
	(in thousands)
Revenues:
Risk assessment services
Insurance laboratory	$ 86,859	19%	$ 88,818	26%	$ 93,892	31%
Paramedical services	102,720	22%	85,363	25%	74,235	25%
Other insurance services	71,493	15%	56,554	16%	41,869	14%
Total risk assessment services	261,072	56%	230,735	67%	209,996	70%
Clinical
Healthcare services	166,732	36%	88,455	26%	60,906	20%
Substance abuse testing	40,432	9%	26,830	8%	27,244	9%
Total clinical	207,164	44%	115,285	33%	88,150	30%
Total	$ 468,236	100%	$ 346,020	100%	$ 298,146	100%

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

The Company's involvement in the life insurance underwriting process often begins when LabOne personnel use the Company's proprietary teleunderwriting software to conduct telephone interviews with new life insurance policy applicants. In addition to a call management component, this software contains scripted medical and financial questions, with appropriate reflex question abilities, that can be customized for each insurance company client. Additionally, this system is electronically linked to the Company's national network of paramedical examiner offices for the scheduling of exams and the transmittal of forms to be signed by the insurance applicant at the time of paramedical examination. Use of the teleunderwriting software will improve turnaround time for processing an applicant and may reduce the need for an insurance company to later request an applicant's medical records.

Following the completion of an individual's application for life insurance, the Company's subsidiary, ExamOne World Wide, Inc. ("ExamOne") may be contacted to arrange for collection of a blood and/or urine specimen. Paramedical examiners collect specimens from individual insurance applicants and perform paramedical examinations using custom-designed collection kits and containers. Insurance agents also collect oral fluid or urine specimens using LabOne's kits. These kits and containers are delivered to LabOne's laboratory via overnight delivery services or mail, bar coded for identification and tested according to each insurance company's specifications.

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

LabOne assists with administering and tracking data on applicants during the information gathering process. The Company can obtain medical records or attending physician statements so underwriters can review the complete medical history of applicants. Additional applicant information in the form of inspection reports can be gathered quickly and cost-effectively either by telephone or in the field. Motor vehicle reports are ordered automatically based on insurance company specifications or on demand by the underwriter. The Company can collect, process and provide imaged reports of these various pieces of information electronically through LabOne NET® directly to the insurance company's underwriting department.

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

Clinical Services:

Healthcare laboratory tests are generally requested by physicians to diagnose, determine treatment and monitor diseases and other medical conditions through the detection of substances in blood and other specimens. Healthcare laboratory testing can be generally categorized as either clinical testing, which is performed on bodily fluids including blood and urine, or anatomic pathology testing, which is performed on tissue and cellular specimens. The most frequently requested tests include blood chemistry analyses, urinalyses, blood cell counts, Pap smears and infectious disease tests. Tests not performed at LabOne are sent out for testing, and the results of these outsourced tests are transmitted into the Company's computer system for reporting along with the results of testing completed by LabOne.

LabOne has several exclusive and non-exclusive arrangements with managed care organizations. With these arrangements, the managed care organizations may direct testing for their members through LabOne. In conjunction with many of these agreements, LabOne provides utilization and disease management reporting to the managed care organizations.

LabOne also provides management services to hospital based laboratories to assist in improving their technology and operational efficiency while reducing costs and improving quality of care.

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

Substance abuse testing and related employment services products are principally marketed to large employers, third party administrators ("TPAs") and occupational health providers for employment purposes. The acquisition of the Salt Lake City based Northwest Toxicology Laboratory in March 2004 expanded the Company's specimen testing capabilities to now encompass urine, oral fluid, blood and hair, and expanded the potential customer base to include medical professional state licensing agencies, court ordered testing and esoteric drug reference accounts. Both the Lenexa and Salt Lake City laboratories are SAMHSA certified, enabling the Company to offer substance abuse testing services to federal agencies and federally regulated industries. The Company's expansive logistic capabilities allow the laboratories to provide fast turn-around-time for results nationally. Results can be electronically transmitted to clients via computer interface, secure web site (Member Solutions), printer, fax machine, automated voice response or proprietary data software management system (LabLink and RMS).

Operations

LabOne operates major laboratory facilities in Lenexa, Kansas and Cincinnati, Ohio, supported by smaller specialized laboratory facilities in Hays, Kansas and Salt Lake City, Utah. LabOne's principal operation is located in Lenexa, Kansas, where it operates a highly automated and centralized laboratory. The Company is constructing a state-of-the-art laboratory facility in Cincinnati, Ohio. The new facility is expected to improve efficiencies in the Cincinnati operations, shorten turn-around times for specimens from certain portions of the eastern time zone, provide a base for expansion of healthcare services into targeted areas, and increase business continuity capabilities. The Company anticipates that construction will be completed during the second quarter of 2005 allowing for occupancy in early July 2005. The Company has continued all Cincinnati-based testing operations with the exception of certain toxicology and immunology tests, which are directed to LabOne's facility in Lenexa. The Company intends to consolidate routine and esoteric laboratory testing in its core facilities while maintaining anatomic pathology and rapid response capabilities, as well as customer service, on a regional basis.

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

As a result of the significant number of tests it has performed over the past several years, LabOne has compiled and maintains a large statistical database of test results. These summary statistics are useful to the actuarial and underwriting departments of an insurance client in comparing that client's test results to the results obtained by the Company's entire client base. Company-specific and industry-wide reports are frequently distributed to clients on subjects such as coronary risk analysis, cholesterol and drugs of abuse. Additionally, the Company's statistical engineering department is capable of creating customized reports to assist managed care entities with required reporting, disease management and utilization tracking to help manage healthcare costs.

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

LabOne is licensed under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA") and maintains additional licenses in all states where such licenses are required. LabOne is certified by the College of American Pathologists. LabOne's Lenexa and Salt Lake City laboratories are certified by SAMHSA to perform testing to detect drugs of abuse in federal employees and in workers governed by federal regulations. The Company is subject to federal and state regulation relating to the handling and disposal of medical waste and hazardous waste and federal regulation by the Food and Drug Administration, the Occupational Safety and Health Administration related to workplace safety and several agencies related to the transportation of laboratory specimens. The loss of any of these licenses or certifications by the Company, or the failure of the Company to maintain compliance with federal and state requirements, could have an adverse impact on the Company's business.

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

Compliance Program; Quality Improvement

LabOne's Regulatory Affairs department oversees quality programs to ensure that accurate and reliable test results are released to clients. This is accomplished by incorporating both internal and external quality improvement programs in each area of the laboratory. In addition, quality improvement specialists share the responsibility with all LabOne employees of an ongoing commitment to quality and safety in all laboratory operations. Internal quality and educational programs are designed to identify opportunities for improving laboratory services and to meet all required safety, training and education issues. These programs monitor the reliability and confidentiality of test results and other information.

Procedure manuals in all areas of the laboratory are developed and written to help maintain uniformity and accuracy and follow regulatory guidelines. Tests on control samples with known results are performed frequently to maintain and verify accuracy in the testing process. Complete documentation provides record keeping for employee reference and meets regulatory requirements. An assessment of safety equipment, procedures and processes is performed and documented on a monthly basis. New employees complete an extensive training program that covers bloodborne pathogens, chemical hygiene, fire and electrical safety, employee health and confidentiality. Annual training is provided for all employees.

The Superblind® Program was started in 1989. This unique program, involving pseudo accounts established only to the knowledge of the LabOne Quality Improvement department, allows LabOne to challenge quality from the time the account is set up through final billing. Changes in reference ranges, remarks, report formats or new tests can be reviewed before "going live." Monthly, approximately 500 sample kits representing pseudo patients, donors and/or applicants are submitted with a minimum of 15 indicators each. This challenges the system at least 7,500 times per month.

LabOne testing facilities participates in proficiency testing programs as required by state and federal licensing and accrediting agencies. These programs complement LabOne's internal quality control and verify that the performance of each test is in line with other laboratories performing the same analysis. Agencies that license LabOne require participation in proficiency testing for every test performed in its laboratory, if available. Three times a year, blind samples are sent to laboratories. The samples' expected values are unknown to the laboratories. They are tested and the results are returned to the proficiency testing provider. The results are then compared to other laboratory results using the same method/reagent/instrument. The final evaluation results are distributed to the laboratory and to regulatory agencies. Approximately 7,500 proficiency tests were performed last year.

To ensure maximum quality, ExamOne follows set operating procedures and guidelines that define quality standards for field personnel. The ExamOne Quality Assurance Department assesses predefined standards by performing routine audits. Additionally, personnel who are independent of ExamOne operations periodically evaluate each corporate and affiliate office using an extensive checklist which includes multiple questions relating to the facility, exam/specimen collection areas, safety, professionalism and examiner competency. All offices are expected to score above average in each category. Any office that receives an unacceptable score must provide a plan of action within 60 days. A summary of office evaluations is reported to the LabOne Board Audit Committee on a quarterly basis.

LabOne has appointed a Corporate Chief Compliance Officer, Compliance Officers at each of its Cincinnati and Hays laboratories, and co-compliance officers representing corporate privacy, corporate security, operations, pathology, legal, human resources, regulatory affairs, billing, sales, finance, administration and information systems and technology functions within LabOne. Additionally, the Company has developed the LabOne Compliance Program, based on the Model Compliance Plan recommended by the Office of Inspector General of the Department of Health and Human Services, to monitor compliance with federally-funded programs where LabOne seeks reimbursement for laboratory testing services. Compliance training is provided to all employees at initial hire and annually thereafter. The Chief Compliance Officer in conjunction with the general counsel, communicates compliance activities to the Board Audit Committee on a quarterly basis.

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

In 2000, LabOne became the national account manager under a ten year agreement for State Farm Insurance Companies ("State Farm"). As account manager, LabOne is responsible for procurement of services for teleunderwriting, collection and testing of specimens from State Farm's life and health insurance applicants. Under these arrangements, total revenue recognized by the Company from State Farm for the years ended December 31, 2004, 2003 and 2002 represented 8%, 10% and 12%, respectively, of total revenue. The percentage has declined due to the overall growth in LabOne's total sales. The loss of the State Farm account would have a material adverse effect on the Company's results.

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

The Company believes that the laboratory testing segment of the clinical market is approximately a $40 billion industry, which is highly fragmented and very competitive. The Company faces competition from numerous independent clinical laboratories and hospital-owned or physician-owned laboratories. Two of the Company's competitors are significantly larger and have substantially greater financial resources than LabOne. The Company has established a solid client base through the use of Lab Card® and arrangements with managed care entities to provide laboratory services and information reporting.

LabOne competes in the employment substance abuse testing segment nationwide. There are currently 47 laboratories certified by SAMHSA including the Lenexa and Salt Lake City locations operated by LabOne. Two major clinical chains, which collectively perform the majority of the substance abuse testing, are the Company's major competitors. The Company's focus is fast turnaround with high-quality, low-cost service, with a strategic position of offering oral fluid based drug screening. The acquisition of the Northwest Toxicology operations in 2004 resulted in additional urine and oral fluid testing volumes being directed to LabOne's Lenexa laboratory, and increased the Company's capabilities to include drugs of abuse testing in blood, expanded specimen validity testing, medical professional and other esoteric drug testing.

Foreign Markets

The Company derives revenues from risk assessment services, including laboratory testing and paramedical examinations, marketed to life insurance clients insuring residents of foreign countries. Substantially all of these services are provided in Canada, but the Company also receives specimens for laboratory testing from insurance applicants in Mexico and other foreign countries. The laboratory testing on these specimens is performed primarily in the United States. Total revenues from these sales were $21.0 million in 2004, $14.1 million in 2003 and $12.1 million in 2002, or approximately 4% of the Company's total revenues in each of these years. The Company does not maintain any significant long-lived assets in foreign countries.

Employees

The Company has approximately 3,100 employees, including 200 part-time employees. None of the Company's employees are represented by a labor union. The Company believes its relations with employees are good.

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

The Company leases two laboratories and office space in Hays, Kansas. These leases expire in 2006 and 2007. LabOne leases 47 specimen collection sites located in Missouri, Kansas, Texas, Ohio, Kentucky and Tennessee. The company also leases warehouse space in Lenexa, Kansas. This lease expires in 2009, but may be terminated at the Company's option in 2005. Lab One Canada Inc. leases office space in Ontario Canada, which is used for sales and client services. This lease expires in 2005. Additionally, Lab One Canada Inc. leases space in Quebec, Canada for assembly and distribution of specimen collection kits for Canadian insurance testing and insurance applicant interviews. This lease expires in 2005. LabOne leases a facility in Lee's Summit, Missouri, under lease until 2011, to perform teleunderwriting interviews and medical records retrievals. The Company also leases space in Earth City, Missouri used to provide medical records retrievals. ExamOne has a five-year lease expiring in 2005 for a facility used as office space in Voorhees, New Jersey. The Company is in the process of moving these operations to a new facility, also in Voorhees, New Jersey, which is leased until 2010. ExamOne has a lease expiring in 2006 for a facility used as office space in Toronto, Canada. Additionally, ExamOne leases 58 locations across the United States and Canada as regional paramedical offices.

In connection with the acquisition of the core laboratory operations of the Health Alliance, the Company leases space from the Health Alliance. The Company is currently building a state-of-the-art 136,000 square foot laboratory facility in Cincinnati, Ohio. The Company anticipates that construction will be completed during the second quarter of 2005 for occupancy in early July 2005.

In conjunction with the acquisition of the assets of Northwest Toxicology, the Company leases space in Salt Lake City, Utah. The lease expires in 2009.

ITEM 3. LEGAL PROCEEDINGS

As previously reported in LabOne's 2001 Annual Report on Form 10-K, the Comptroller of the State of Texas conducted audits of LabOne for sales and use tax compliance for the years 1991 through 1999 and contended that LabOne's insurance laboratory services are taxable under the Texas tax code. LabOne paid the assessments under protest and petitioned the Texas state courts for recovery of the amounts paid. The litigation was settled in January 2005. The settlement stipulated that Texas would retain the amounts paid under protest by LabOne and that Texas would waive any right to assess sales or use taxes against LabOne subsidiaries SBSI and ExamOne for periods prior to January 1, 2004. Total cost of sales in 2004 benefited $0.5 million from the recovery of Texas sales and use taxes accrued during these periods.

In the normal course of business, LabOne was the subject of certain lawsuits pending as of December 31, 2004. Although LabOne cannot predict the outcome of such proceedings or any other claims made against it, management believes that the ultimate resolution of these claims will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant's common stock trades on The NASDAQ Stock Market® under the symbol LABS. As of February 18, 2005, outstanding shares were held by approximately 8,800 shareholders either directly or in street name.

The Company did not pay a dividend on its common stock during 2004 or 2003. The Board of Directors will review the dividend policy on a periodic basis, but presently has no plans to pay a dividend in the near future. Additionally, the Company's line of credit includes a covenant restricting the payment of dividends on the Company's common stock.

The following are the high and low prices of LabOne's common stock for each quarter of 2004 and 2003:

	2004		2003
	High	Low	High	Low
1st Quarter	$ 36.24	$ 27.42	$ 20.86	$ 17.38
2nd Quarter	34.14	27.87	22.55	17.79
3rd Quarter	32.47	26.27	25.24	19.91
4th Quarter	33.00	28.81	32.50	21.04

(c) In 2000, the Company's Board of Directors authorized a share repurchase program to purchase up to $10 million of LabOne common stock. The program does not have an expiration date. During 2000, the Company repurchased 841,000 shares of common stock at an average price of $7.07 per share for a total of $5.9 million. The Company has not repurchased any shares of common stock since 2000. Approximately $4.1 million remains available for future treasury stock purchases under the share repurchase program.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data regarding the Company. This information should be read in conjunction with ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. The balance sheet data as of December 31, 2004, 2003, 2002, 2001 and 2000 and the statement of operations data for each of the years in the five-year period ended December 31, 2004, have been derived from the Company's Audited Consolidated Financial Statements.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Sales	$ 468,236	$ 346,020	$ 298,146	$ 233,887	$ 169,151
Operating earnings	45,127	35,549	28,431	4,259	3,742
Net earnings (loss)	26,724	20,732	14,840	(1,043)	(524)
Diluted earnings (loss) per common share	$ 1.53	$ 1.23	$ 0.91	$ (0.18)	$ (0.05)

Total assets	$ 343,222	$ 237,622	$ 216,691	$ 188,792	$ 127,979
Long term debt	111,549	56,094	63,051	55,833	38,677
Stockholders' equity	179,967	145,701	120,059	101,591	64,711

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

RESULTS OF OPERATIONS
	Year ended December 31,
	2004		2003		2002
	(in thousands)
Revenues:
Risk assessment services
Insurance laboratory	$ 86,859	19%	$ 88,818	26%	$ 93,892	31%
Paramedical services	102,720	22%	85,363	25%	74,235	25%
Other insurance services	71,493	15%	56,554	16%	41,869	14%
Total risk assessment services	261,072	56%	230,735	67%	209,996	70%
Clinical
Healthcare services	166,732	36%	88,455	26%	60,906	20%
Substance abuse testing	40,432	9%	26,830	8%	27,244	9%
Total clinical	207,164	44%	115,285	33%	88,150	30%
Total	$ 468,236	100%	$ 346,020	100%	$ 298,146	100%

Total laboratory services revenue	$ 294,023		$ 204,103		$ 182,042

Operating earnings (loss):	(in thousands)
Risk assessment services
Insurance laboratory	$ 36,007		$ 38,993		$ 37,790
Paramedical services	11,478		8,437		5,678
Other insurance services	10,214		5,275		3,744
Risk assessment sales group	(6,672)		(5,368)		(6,228)
Total risk assessment services	51,027		47,337		40,984
Clinical
Healthcare services	27,989		17,862		11,893
Substance abuse testing	7,355		4,558		3,575
Total clinical	35,344		22,420		15,468
General corporate expenses	(41,244)		(34,208)		(28,021)
Total operating earnings	$ 45,127		$ 35,549		$ 28,431

Volumes:	(in thousands)
Risk assessment services (applicants)
Insurance laboratory	5,050		5,165		5,610
Paramedical services	1,329		1,124		985
Clinical (requisitions)
Healthcare specimens	4,461		2,518		1,839
Substance abuse testing	3,208		2,221		2,276

2004 Compared to 2003

Revenue for the year ended December 31, 2004, was $468.2 million compared to $346.0 million in 2003. The increase of $122.2 million, or 35%, was due to increases in clinical healthcare revenue of $78.3 million, risk assessment revenue of $30.3 million and clinical SAT revenue of $13.6 million. Risk assessment revenue increased to $261.1 million from $230.7 million in 2003 due primarily to increases of $17.4 million in paramedical services and $14.9 million in other insurance services, partially offset by a decrease in insurance laboratory services of $2.0 million. Paramedical services revenue increased due to an increase in the number of paramedical exams performed for new and existing customer accounts and the acquisition of a Canadian paramedical service provider in April 2004. Other insurance services increased due to growth in teleunderwriting, medical records retrieval services and motor vehicle reports. Insurance laboratory revenue decreased 2% due to a decline in the total number of insurance applicants tested by the Company and a decrease in the average revenue per applicant. The number of insurance applicants tested decreased due to net accounts lost to competition and fewer applicants tested for existing accounts. Healthcare services revenue increased to $166.7 million in 2004 from $88.5 million in 2003 due to a 77% increase in testing volumes and a 6% increase in the average revenue per patient. The acquisition of the laboratory operations of the Health Alliance in January 2004 accounted for 67% of the revenue increase, and increased sales to new and existing healthcare customers accounted for 22% of the revenue increase. SAT revenue increased to $40.4 million in 2004 from $26.8 million in 2003. The acquisition of Northwest Toxicology in March 2004 accounted for 38% of the increase, and growth in organic substance abuse testing revenues accounted for 12% of the increase. Total laboratory services revenue from risk assessment and clinical was $294.0 million as compared to $204.1 million in 2003.

Cost of sales increased $83.3 million, or 35%, for the year compared to the prior year. This increase was primarily due to the acquisitions of the laboratory operations of the Health Alliance and Northwest Toxicology, and increases in paramedical services, payroll and medical records. Risk assessment cost of sales increased to $189.7 million compared to $166.0 million during 2003 due to the growth of paramedical examinations performed, medical records retrieval services and teleunderwriting , partially offset by the decrease in laboratory specimen volumes and savings on inbound freight expenses. Clinical healthcare cost of sales increased to $102.9 million compared to $51.9 million during 2003 due to the acquisition of the laboratory operations of the Health Alliance and increased specimen volumes. Clinical SAT cost of sales increased to $27.8 million compared to $19.2 million during 2003 due to the acquisition of Northwest Toxicology and an increase in the number of specimens tested.

As a result of the above factors, gross profit increased $38.9 million, or 36%, to $147.9 million in 2004 from $108.9 million in 2003. Risk assessment gross profit increased $6.7 million, or 10%, to $71.4 million in 2004 from $64.7 million in 2003. Clinical healthcare gross profit increased $27.3 million, or 75%, to $63.9 million in 2004 from $36.5 million in 2003. Clinical SAT gross profit increased $5.0 million, or 65%, to $12.6 million in 2004 from $7.6 million in 2003.

Selling, general and administrative ("SGA") expenses increased $29.4 million, or 40%, in 2004 compared to 2003 primarily due to the acquisitions of the laboratory operations of the Health Alliance and Northwest Toxicology, and increases in payroll, bad debt, accounting fees, insurance and amortization expenses. Excluding the acquisitions, payroll expenses increased $7.2 million, or 18%, due to increased headcount related to IT initiatives and clinical sales efforts. Bad debt expense increased in conjunction with the increase in revenue. Risk assessment SGA increased to $20.4 million compared to $17.4 million in 2003 due to amortization and payroll expenses. Clinical healthcare SGA increased to $35.9 million compared to $18.7 million in 2003 due to the acquisition of the laboratory operations of the Health Alliance and increases in payroll and bad debt expenses. Clinical SAT SGA increased to $5.3 million in 2004 from $3.1 million due to the acquisition of Northwest Toxicology. Corporate SGA increased to $41.2 million from $34.2 million in 2003 due to increases in payroll, costs associated with compliance with Sarbanes-Oxley requirements including audit expenses, and depreciation.

Operating income increased 27% to $45.1 million in 2004 from $35.5 million in 2003. Risk assessment services had operating income of $51.0 million compared to $47.4 million in 2003. Clinical healthcare services operating income increased to $28.0 million in 2004 from $17.9 million in 2003. Clinical SAT operating income increased to $7.4 million in 2004 from $4.6 million in 2003. Corporate operating expenses for the year were $41.2 million compared to $34.2 million in 2003.

Nonoperating expense increased to $4.7 million in 2004 compared to $2.8 million in 2003, primarily due to increased interest expense. Interest expense increased from 2003 due to the issuance of $103.5 million of 3.5% Convertible Senior Debentures used primarily to reduce borrowings under the Company's credit facility. The effective tax rate for 2004 declined to 34% compared to 37% in 2003 principally due to the elimination of a valuation allowance on the Company's Kansas state tax credits of $1.2 million which are now expected to be fully realized, and a $0.4 million adjustment related to foreign and state taxes.

The combined effect of the above factors resulted in net income of $26.7 million, or $1.53 per diluted share, compared to net income of $20.7 million, or $1.23 per diluted share, in 2003.

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

Selling, general and administrative expenses increased $9.5 million, or 15%, in 2003 compared to 2002 primarily due to increases in payroll, consulting for software implementations, insurance, bad debt and amortization expenses. Payroll expenses increased $3.7 million, or 10%, due to increased headcount. Bad debt expense increased in conjunction with the increase in revenue. Risk assessment SGA increased to $17.4 million compared to $17.2 million in 2002 due to amortization and consulting expenses, partially offset by a decrease in payroll. Clinical healthcare SGA increased to $18.7 million compared to $15.3 million in 2002 due to an increase in payroll and bad debt expenses. Clinical SAT SGA decreased to $3.1 million in 2003 from $3.3 million. Corporate SGA increased to $34.2 million from $28.0 million in 2002 due to increases in payroll, insurance, consulting and audit expenses.

Operating income increased 25% to $35.5 million in 2003 from $28.4 million in 2002. Risk assessment services had operating income of $47.4 million compared to $41.0 million in 2002. Clinical healthcare services operating income increased to $17.9 million in 2003 from $11.9 million in 2002. Clinical SAT operating income improved to $4.6 million in 2003 from $3.6 million in 2002. Corporate operating expenses for the year were $34.2 million compared to $28.0 million in 2002.

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

TRENDS

Risk Assessment Segment

The risk assessment services market continues to be highly competitive. The primary focus of the competition has been on lower pricing and expansion of services to compete with those offered by the Company. LabOne plans to maintain its focus on its long-standing commitment to customer service, providing quality products and services at competitive prices and developing innovative data management services and technological solutions that offer customers faster sources of reliable underwriting information and differentiate LabOne from its competitors.

The Company anticipates that during 2005 insurance laboratory volumes will decrease as compared to 2004 due to competition and fewer insurance applications for existing accounts. Downward pressures on insurance laboratory pricing are expected to be offset at least in part by an increase in average selling price due to an expansion of the number and types of tests performed per applicant. The Company anticipates that life insurance companies will continue to outsource other services such as case management and teleunderwriting, and revenues from these services are anticipated to increase during 2005. The Company should be uniquely positioned to capitalize on these anticipated trends.

Revenue from paramedical services increased $17.4 million in 2004 due to organic growth and the acquisition of a Canadian paramedical service provider in April 2004. The Company anticipates that organic growth will continue during 2005 although at a slower pace. Paramedical services historically return a lower gross margin than LabOne's other business segments. In most cases, a substantial percentage of the revenue from a specimen collection is paid to a contractor who owns and operates an independent local office that arranges for the collection. If this revenue grows as a percentage of total LabOne revenue, its lower gross margins will add to the total profitability of LabOne but will reduce the average gross profit percentage of revenue. Gross margins from paramedical services are anticipated to improve modestly as the number of Company owned locations increases.

Clinical Segment

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

LabOne continues to develop methods to internalize testing formerly referenced to esoteric laboratories. Additionally, internal cytology and anatomic pathology capacity has been added, which will reduce LabOne's dependence on commercial providers for these services and reduce costs. The integration of purchased laboratories, including the core laboratory operations of the Health Alliance and Northwest Toxicology, will increase testing volumes at the Lenexa facility, improving capacity utilization and generating improved incremental margins on transferred testing.

In conjunction with the acquisition of the laboratory operations of the Health Alliance, LabOne began providing management services to hospital based laboratories to assist in improving their technology and operational efficiency while reducing costs and improving quality of care. Revenue attributable to these services was $8.8 million in 2004. Revenues are based on actual costs plus an agreed upon margin.

The Company continues to market the Lab Card® Program to physician practices and managed care companies. Membership in the Lab Card Program is approximately 3.3 million members.

The number of SAMHSA certified laboratories continues to decrease as the laboratory industry continues to consolidate primarily through acquisition. There are currently 47 SAMHSA certified laboratories, including the Company's Lenexa and Salt Lake City laboratories. Total test volume in the employment market is directly impacted by national economic conditions and the resulting employment hiring patterns which are anticipated to continue their recent improvements.

LIQUIDITY AND CAPITAL RESOURCES

LabOne's working capital position increased to $73.7 million as of December 31, 2004, from $48.1 million as of December 31, 2003. This increase is due to increased cash balances resulting from the issuance of the over-allotment of convertible debentures during the third quarter and cash flow from operations. Accounts receivable grew to $73.0 million as of December 31, 2004, from $57.9 million as of December 31, 2003, due to the increase in revenue. Total cash and cash equivalents as of December 31, 2004, were $24.1 million compared to $4.7 million as of December 31, 2003. Management expects to be able to fund operations from a combination of cash flow from operations and borrowings under its credit facility.

During 2004, the Company spent $60.5 million on acquisitions and $24.5 million for capital expenditures. Acquisitions for 2004 included $43.9 million for the core laboratory operations of the Health Alliance and $12.2 million for Northwest Toxicology. Capital expenditures for 2004 were principally construction expenses for the Cincinnati laboratory, software and data processing equipment. During 2003, the Company spent $13.3 million on acquisitions and $9.7 million for capital expenditures. Acquisitions for 2003 included ScanTech Solutions, L.L.C. for $5.9 million, the insurance testing laboratory of MetLife, Inc. for $5.1 million and $2.2 million for three paramedical affiliates. During 2002, the Company spent $17.2 million on acquisitions and $8.0 million for capital expenditures. Acquisitions for 2002 included CPL for $12.1 million and $4.6 million for several paramedical affiliates.

During June 2004, the Company issued $90 million of 3.50% convertible senior debentures due June 15, 2034 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. During July 2004, the initial purchasers exercised their option to purchase an additional $13.5 million of the debentures. The debentures may be converted, under certain circumstances, into a combination of cash and common stock of the Company at an initial conversion rate of 25.4463 shares of common stock per $1,000 principal amount of debentures, which is equivalent to a conversion price of $39.30 per share of common stock, subject to certain adjustments. Holders may convert the debentures if the price of the common stock during a designated period of time exceeds 130% of the conversion price. Holders also may convert the debentures if during a designated period of time the trading price per debenture is less than 98% of the product of the closing sale price of the common stock and the conversion rate then in effect, if the debentures are called for redemption, or if certain specified corporate transactions occur. Upon conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of debentures to be converted and the conversion obligation, and common stock in respect of the remainder, if any, of the conversion obligation. If certain corporate transactions occur on or prior to June 15, 2009, the conversion rate will be increased for the debentures converted by a number of additional shares of common stock based on the date the corporate transaction is effective and the price paid per share of the common stock in the corporate transaction. In no event will the total number of shares of common stock issuable upon conversion exceed 34.3525 per $1,000 principal amount of debentures or 2,633,692 shares of common stock, whichever is less, and subject to applicable adjustments. The Company may not redeem the debentures prior to June 20, 2009. Holders of the debentures may require the Company to repurchase some or all of the debentures at par value on June 15, 2011, 2014 and 2024 and upon certain specified corporate transactions. The Company used net proceeds of $100.1 million from the offering to reduce borrowings under its credit facility and for general corporate purposes. The foregoing description of the 3.5% convertible senior debentures due June 15, 2034 is qualified in its entirety by reference to Amendment No.1 to Form S-3 Registration Statement filed with the SEC on November 12, 2004.

Interest on the industrial revenue bonds issued to finance the construction of the Company's Lenexa facility is based on a taxable seven-day variable rate which, including letter of credit and remarketing fees, was approximately 3.5% as of February 1, 2005. The outstanding balance on the bonds was $9.0 million as of December 31, 2004 and the bonds mature over the next five years in increments of $1.8 million per year.

The Company has a $175 million revolving credit agreement due August 11, 2009 with a syndicate of banks with JPMorgan Chase Bank, as administrative agent and collateral agent, and Wachovia Bank, N.A., as syndication agent. The credit facility includes commitments from JPMorgan Chase Bank, Wachovia Bank, NA, Wells Fargo Bank, N.A., Bank of America, N.A., U.S. Bank N.A., LaSalle Bank, N.A., UBS Loan Finance LLC, National City Bank of Kentucky, The Northern Trust Company, and Commerce Bank, N.A. As of December 31, 2004, approximately $0.8 million was outstanding under the credit facility and, based upon applicable financial covenants, approximately $74.8 million of the remaining $174.2 million was available for borrowing. In general, borrowings under the credit facility may be repaid at any time without penalty. The credit facility requires a commitment fee ranging from 0.375% to 0.5% on the unused portion of the commitment depending upon the ratio of the Company's total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) for the most recent four consecutive fiscal quarters.

Borrowings under the credit facility bear interest at the Company's option at either the Eurodollar rate or the alternate base rate. Interest accrues with respect to the Company's Eurodollar rate borrowings at a rate equal to (a) the rate for dollar deposits with a comparable maturity by reference to the British Bankers' Association Interest Settlement Rates, plus (b) a margin ranging from 1.25% to 2.00%, depending upon the ratio of the Company's total consolidated indebtedness to consolidated EBITDA for the most recent four consecutive fiscal quarters. Interest accrues with respect to the Company's alternate base rate borrowings at a rate equal to (i) the greater of JPMorgan Chase Bank's "prime rate" and the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.5%, plus (ii) a margin ranging from 0.25% to 1.00%, depending upon the ratio of the Company's total consolidated indebtedness to consolidated EBITDA for the most recent four consecutive fiscal quarters. At December 31, 2004 the interest rate applicable to borrowings under the credit facility was 4.2%.

The credit facility is secured by a lien on substantially all of the Company's assets excluding the Company's Lenexa, Kansas laboratory. Under the terms of the credit facility, the Company must comply with certain financial covenants. A leverage covenant requires that the ratio of total indebtedness to the sum of four consecutive fiscal quarters of consolidated EBITDA, as defined, be less than 3.00 times. An interest coverage covenant requires that the ratio of the sum of four consecutive quarters of consolidated EBITDA be at least 4.0 times the net interest expense, as defined, for those quarters. Other covenants limit annual cash capital expenditures to 30% of consolidated EBITDA and require the maintenance of a certain level of consolidated net worth. As of December 31, 2004, the Company was in compliance with all financial covenants related to the credit facility.

The following table summarizes certain contractual obligations as of December 31, 2004:

		Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Long-term debt	$113,474	$ 1,905	$ 3,640	$ 4,429	$103,500
Capital lease obligations	42	20	16	6	—
Operating leases	13,304	4,299	4,866	2,621	1,518
Purchase obligations	10,513	10,513	—	—	—
Total contractual obligations	$137,333	$ 16,737	$ 8,522	$ 7,056	$105,018

RECENT ACCOUNTING DEVELOPMENTS

In December 2004, the FASB issued SFAS 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Had the Company applied the fair-value based method for all outstanding and unvested options in 2004, reported diluted earnings per share would have been lower by $0.09 for the year.

In September, 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") reached a conclusion on EITF Issue No. 04-8 "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share." Contingently convertible debt instruments ("Co-Cos") are subject to the if-converted method under SFAS No. 128, "Earnings Per Share" (SFAS No. 128), regardless of whether a stock price-related conversion contingency included in the instrument has been met. Under prior interpretations of SFAS No. 128, issuers of Co-Cos exclude the potential common shares underlying the Co-Cos from the calculation of diluted earnings per share until the market price or other contingency is met. The effective date of EITF 04-8 is for periods ending after December 15, 2004. The Company accounts for the debentures in accordance with the EITF. As of December 31, 2004, there was no dilutive effect of conversion of the debentures as the market price of LabOne common stock was below the conversion price, and the par value of the debentures would be settled in cash. The Company does not anticipate that the adoption of this consensus will have a material impact on the consolidated statements of operations.

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

Revenue Recognition

While many operational aspects are subject to complex federal, state and local regulations, the accounting for LabOne's business is generally straightforward. The Company recognizes revenues for its services when those services are provided to the customer. Revenues related to clinical healthcare billings include adjustments for revenue disallowances estimated at the time the revenue is recorded. These revenue disallowances represent contractual adjustments which reflect the difference between gross charges billed and the amounts that third-party payers such as managed care organizations are contractually required to pay for laboratory services.

Allowance for Doubtful Accounts

The estimate of the allowance for doubtful accounts involves a standardized monthly review of the collectibility of receivables based on contractual obligations and the aging of accounts receivable. Contractual agreements, historical collection patterns and payor reimbursement experience are integral in the estimation of the allowance for doubtful accounts. In addition, the current state of billing functions is assessed in order to identify any known collection or reimbursement issues in order to assess the impact, if any, on reserve estimates, which involve judgment. Adjustments to the reserve for contractual agreements are reported as a reduction in revenues. Other adjustments are recorded to bad debt expense within selling, general and administrative expenses. The collection and reserves processes, along with monitoring billing processes, helps to reduce the risk associated with material revisions to estimates resulting from adverse changes in collection and reimbursement experience and billing functions.

Software Developed for Internal Use

Certain internal and external costs incurred in connection with developing or obtaining software for internal use are capitalized in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These capitalized costs are included in property, plant and equipment and are subject to amortization over their estimated useful lives beginning when the software project is put in service. The Company periodically reviews the estimated remaining useful lives and carrying values of its capitalized software and makes adjustments if necessary.

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

The Company annually evaluates the recoverability and measures the potential impairment of goodwill under SFAS 142, Goodwill and Other Intangible Assets. The impairment test is a two-step process that begins with the estimation of the fair value of the reporting units to determine if any impairment exists. The second step measures the amount of the impairment, if any. The estimate of fair value considers publicly available information regarding the market capitalization of the Company, as well as the financial projections and future prospects of business, including growth opportunities and likely operational improvements, and comparable sales prices, if available. To assess potential impairment, the estimate of fair value for the Company is compared to the carrying value of the net assets of the reporting units. If the book value of the consolidated net assets is greater than the estimate of fair value, the Company then proceeds to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit's goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess. The Company believes its estimation methods are reasonable and reflective of common valuation practices.

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

If LabOne cannot effectively implement its growth strategy, this would materially adversely affect business and results of operations.

LabOne's growth strategy assumes it will expand managed care relationships and acquire additional laboratory testing or other related businesses. LabOne cannot assure that it will be able to obtain additional network approvals or identify laboratory testing or other related service companies to acquire or otherwise negotiate acceptable terms with respect to any transaction.

Integration of acquired businesses may be more difficult than anticipated and may not result in anticipated benefits.

LabOne may have difficulty integrating acquired businesses with existing operations, retaining key customers or vendors or retaining key personnel of the acquired businesses. The acquisition and integration of acquired businesses require the dedication of significant management resources that could adversely affect business activities or customer service. LabOne has not fully completed the integration of the operations of the Health Alliance and Northwest Toxicology, and LabOne may not be able to realize all or any of the benefits expected to result from such integration, either in monetary terms or in a timely manner.

A material delay in the commencement of operations in the new Cincinnati facility would adversely affect results of operations.

LabOne anticipates that it will begin operations in its new Cincinnati facility in early July 2005. Any construction or other cause of material delay in the commencement of operations in the new Cincinnati facility would adversely affect results of operations.

LabOne's use of equity securities to make strategic acquisitions or alliances may be dilutive to existing equity holders.

To facilitate our acquisition of businesses or strategic alliances, LabOne may issue equity securities, including common stock. These issuances could be dilutive to existing shareholders.

Many of LabOne's customer and payor contracts are terminable at will or on short notice for any reason.

LabOne derives a significant portion of revenue from services contracts and contracts with managed care payors. Many contracts are terminable at will or on short notice by customers and payors. LabOne's other contracts may be terminated or are subject to significant penalties if performance standards are not met. Competition, interruption or deterioration in services or a change in management or ownership of a customer or payor could result in a customer's decision to stop using LabOne's services in whole or in part or to a payor's decision to terminate LabOne's in-network status. Termination of these contracts could also indirectly result in loss of a large base of physicians in an area, which could adversely affect our results of operations and financial condition.

Lower prices offered by competitors may undercut LabOne's competitive advantages and reduce profits.

Some competitors in the life insurance risk assessment business are offering lower prices. If these competitors continue to reduce prices and customers refuse to pay higher prices for our services, revenues and/or profits may be reduced. Increased competition from other providers of risk assessment, laboratory testing or other related services may materially harm LabOne's business and results of operations.

LabOne has numerous competitors, including two larger national laboratory companies with significantly greater financial and technical resources.

These national laboratory companies have national and regional contracts with managed care networks, some on an exclusive basis. They also have exclusive arrangements for the distribution of certain esoteric tests applicable to the clinical market. The strategies and other efforts of competitors, if successful, may erode LabOne's customer base, limit its access to users and payors of laboratory services, reduce its existing and future sources of revenue and access to local and regional markets, and cause LabOne to reduce prices or increase marketing and other costs of doing business, each of which could have a material adverse effect on business and results of operations.

Any adverse change in the number and types of tests ordered by life insurance companies could reduce profits.

Currently, LabOne's largest and most profitable business segment is providing risk assessment services to the life insurance industry. The level of demand for these services is influenced by a number of factors, including:

o   the number of life insurance applications underwritten,
o   the policy amount thresholds at which insurance companies order testing and other services,
o   the type and costs of tests and other services requested,
o   testing and specimen collection innovations, and
o   the extent to which insurance companies may create in-house testing facilities and provide in-house underwriting services.

These factors are beyond LabOne's control. Any adverse change in life insurance industry demand for testing or other services provided by LabOne could significantly reduce profits.

Efforts by managed-care organizations, Medicare, Medicaid, insurance companies and other payors to reduce the cost and utilization of health care services could adversely effect results of operations.

If these efforts, which include ongoing efforts to reform the TennCare Program from which LabOne directly and indirectly derives significant revenues, result in reductions in the price or use of health care services, including LabOne's laboratory testing or other services, this could adversely affect results of clinical laboratory operations.

LabOne's substance abuse testing business is sensitive to general economic conditions and levels of hiring and employment.

The marketing of substance abuse testing services is primarily directed at Fortune 1000 companies, occupational health clinics and TPAs. This substance abuse testing business is sensitive to general economic conditions and levels of hiring and employment.

Impairment of goodwill on LabOne's books could depress the stock price.

As of December 31, 2004, LabOne had $137.7 million of goodwill, including $23.6 million from the merger with Lab Holdings, Inc. in 1999, recorded on its balance sheet. If this goodwill is impaired in the future, LabOne would be required to take a non-cash charge to earnings. This could depress the market price of LabOne stock if investors focus on net earnings as opposed to other financial measures.

The failure to provide accurate laboratory test results and other data or follow accepted procedures may result in claims that may not be covered by insurance.

Clients rely on the accuracy of LabOne's testing and other services to make significant insurance, treatment and employment decisions. In addition, federal and state laws regulate the disclosure of specimen testing results and other nonpublic personal information. If LabOne does not provide accurate test results using accepted scientific methods, or does not provide other data accurately, LabOne could incur significant liability. LabOne has insurance to cover these types of claims, but cannot assure that this coverage is adequate or will continue to be available at reasonable prices.

Business could be harmed by disruptions in express delivery services.

LabOne generally relies on express couriers to transport specimens to its laboratories quickly and safely. A disruption in these couriers' businesses resulting from a labor dispute, natural disaster, malicious human act or other event could harm business and results of operations.

The development of more attractive on-site rapid assay tests may reduce demand for laboratory testing services.

LabOne serves customers through laboratory-based testing facilities. Although there are on-site rapid assay testing products available in the marketplace, rapid assays have not achieved broad market acceptance due to the high cost of such assays, liability concerns, regulatory limitations, less accurate testing results and the absence of a broad testing menu. If more competitive assays become available, such products could be substituted for laboratory-based testing and have an adverse impact on business and results of operations.

Business and results of operations could be adversely affected if LabOne's primary testing facility in Lenexa, Kansas or any of its other testing facilities are temporarily shut down or severely damaged because of a natural disaster, telecommunications failure or other serious event.

LabOne carries business interruption insurance to compensate for losses that might occur, but cannot provide assurance that this insurance coverage will be enough to compensate for damages resulting from any such disruption to business.

LabOne's organizational documents and other agreements contain restrictions that might prevent a takeover or change in management.

Provisions of LabOne's articles of incorporation and by-laws might have the effect of discouraging a potential acquirer from attempting a takeover on terms that some shareholders might favor, reducing the opportunity for shareholders to sell shares at a premium over then-prevailing market prices and preventing or frustrating attempts to replace or remove current management. These provisions include:

o   a fair price provision,
o   a requirement that the board of directors be classified,
o   the authorization of a "blank check" preferred stock to be issued at the discretion of the board of directors, and
o   a requirement that LabOne receives advance notice of shareholder nominees for director and shareholder proposals.

In addition, LabOne has a shareholder rights plan, which grants shareholders other than the acquiring person the right to purchase common stock at one-half of market price if any person becomes the beneficial owner of 15% or more of the outstanding shares of common stock, subject to exceptions set forth in the plan.

LabOne is dependent on its ability to attract and retain management and operations personnel.

LabOne's success is dependent upon its ability to attract and retain qualified and experienced management and operations personnel. There can be no assurance that LabOne will be able to attract and retain key personnel in the future. Any failure by LabOne to attract and retain qualified personnel may have a material adverse effect on results of operations. LabOne's current Chief Financial Officer, John W. McCarty, has announced his intention to resign effective April 30, 2005. LabOne is currently engaged in a search for a successor and has retained an executive search firm to assist in the search.

Failure to timely or accurately bill for services could have a material adverse impact on net revenues and bad debt expense.

Billing for laboratory services is extremely complicated. LabOne provides testing services to a broad range of health care providers. Depending on the billing arrangement and applicable law, LabOne must bill various payors, such as patients, insurance companies, Medicare, Medicaid, doctors and employer groups, all of which have different billing requirements. Additionally, auditing for compliance with applicable laws and regulations as well as internal compliance policies and procedures add further complexity to the billing process. Among many other factors complicating billing are:

o   pricing differences between LabOne's fee schedules and the reimbursement rates of the payors;
o   disputes with payors as to which party is responsible for payment; and
o   disparity in coverage and information requirements among various carriers.

LabOne incurs significant additional costs as a result of its participation in Medicare and Medicaid programs, as billing and reimbursement for clinical laboratory testing is subject to considerable and complex federal and state regulations. These additional costs include those related to: (1) complexity added to billing processes; (2) training and education of employees and customers; (3) compliance and legal costs; and (4) costs related to, among other factors, medical necessity denials and advanced beneficiary notices. Compliance with applicable laws and regulations, as well as internal compliance policies and procedures, adds further complexity and costs to the billing process. Changes in laws and regulations could negatively impact LabOne's ability to bill clients. The Center for Medicare and Medicaid Services, or CMS (formerly the Health Care Financing Administration), establishes procedures and continuously evaluates and implements changes in the reimbursement process.

Missing or incorrect information on requisitions adds complexity to and slows the billing process, creates backlogs of unbilled requisitions, and generally increases the aging of accounts receivable. When all issues relating to the missing or incorrect information are not resolved in a timely manner, the related receivables are written off to the allowance for doubtful accounts.

Compliance with the HIPAA "standard transactions" regulations, security regulations and privacy regulations may increase our costs.

Pursuant to HIPAA, the Secretary of the Department of Health and Human Services, or HHS, has issued final regulations designed to improve the efficiency and effectiveness of the health care system by facilitating the electronic exchange of information in certain financial and administrative transactions while protecting the privacy and security of the information exchanged. Three principal regulations have been issued in final form: standards for electronic transactions, security regulations and privacy regulations.

The regulations on electronic transactions, which LabOne refers to as the transaction standards, establish uniform standards for electronic transactions and code sets, including the electronic transactions and code sets used for claims, remittance advices, enrollment and eligibility. The HIPAA transaction standards are complex, and certain components of the regulations may be subject to differences in interpretation by payers. As a result of inconsistent application and interpretation of transaction standards by payors, or LabOne's inability to obtain certain billing information not usually provided by physicians, LabOne could face increased costs and complexity, a temporary disruption in receipt of revenue, and ongoing reductions in reimbursements and net revenues.

The final HIPAA security regulations, which establish detailed requirements for safeguarding electronic patient information, were published on February 20, 2003 and became effective on April 21, 2003, although health care providers have until April 20, 2005 to comply with these regulations. LabOne expects that it will comply with the standards and implementation specifications of the security regulations by the compliance deadline.

The HIPAA privacy regulations, which fully came into effect in April 2003, establish comprehensive federal standards with respect to the uses and disclosures of protected health information by health plans, health care providers and health care clearinghouses. LabOne has implemented the HIPAA privacy regulations, as required by law.

Compliance with the HIPAA requirements may require significant capital and personnel resources from all health care organizations. While LabOne believes its total costs to comply with HIPAA will not be material to operations or cash flow, additional customer requirements resulting from different interpretations of the current regulations could impose significant additional costs.

Failure in LabOne's information technology systems, including failures resulting from systems conversions, could significantly increase turnaround time and otherwise disrupt operations, which could reduce LabOne's customer base and result in lost net revenues.

Information systems are used extensively in virtually all aspects of LabOne's business, including laboratory testing, billing, customer service, logistics and management of medical data. LabOne's success depends, in part, on the continued and uninterrupted performance of its information technology, or IT, systems. Computer systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security measures, some servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. During the third quarter of 2004, LabOne's internal auditors identified a reportable condition in the design and operation of general computer controls related to program changes and access security. The condition was not considered a material weakness. LabOne believes that these issues concerning program changes and access security have been remediated. Despite the precautionary measures LabOne has taken to prevent unanticipated problems that could affect IT systems, sustained or repeated system failures that interrupt LabOne's ability to process test orders, deliver test results or perform tests in a timely manner or breaches of LabOne's network security could adversely affect its reputation and result in a loss of customers and net revenues.

FDA regulation of laboratory/developed testing could lead to increased costs and delay in introducing new tests.

The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used by clinical laboratories. In the past, the FDA has claimed regulatory authority over laboratory-developed tests, but has exercised enforcement discretion in not regulating tests performed by high complexity CLIA-certified laboratories. If in the future the FDA were to increase its regulation of the reagents used in laboratory-developed testing, it could lead to substantial business interruption and increased costs and delays in introducing new tests.

If LabOne fails to comply with applicable laws and regulations, it could suffer fines and penalties, be required to make significant changes to operations and lose material licenses.

LabOne is subject to extensive and frequently changing federal, state and local laws and regulations. LabOne is licensed under CLIA, and it is certified by SAMHSA to perform testing to detect drug use in federal employees and in workers governed by federal regulations. Legislative provisions relating to health care fraud and abuse give federal enforcement personnel substantial funding, powers and remedies to pursue suspected fraud and abuse. While LabOne believes that it is in material compliance with applicable laws, many of the regulations applicable to LabOne, including those relating to billing and reimbursement of tests and those relating to relationships with physicians and hospitals, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require LabOne to make changes in operations, including billing practices. If LabOne fails to comply with applicable laws and regulations, it could suffer civil and criminal fines and penalties, including the loss of licenses or its ability to participate in Medicare, Medicaid and other federal and state health care programs.

LabOne's tests and business processes may infringe on the intellectual property rights of others, which could cause it to engage in costly litigation, pay substantial damages or quit selling certain of its tests.

While LabOne uses commercially reasonable efforts to license technology, intellectual property and systems not owned or developed by it, other companies or individuals, including competitors, may obtain patents or other property rights that would prevent, limit or interfere with LabOne's ability to develop, perform or sell its tests or operate its business. As a result, LabOne may be involved in intellectual property litigation and may be found to infringe on the proprietary rights of others, which could force LabOne to do one or more of the following:

o   cease developing, performing or selling products or services that incorporate the challenged intellectual property;
o   obtain and pay for licenses from the holder of the infringed intellectual property right;
o   redesign or reengineer tests;
o   change business processes; or
o   pay substantial damages, court costs and attorneys' fees, including potentially increased damages for any infringement held to be willful.

Patents generally are not issued until several years after an application is filed. The possibility that, before a patent is issued to a third party, LabOne may be performing a test or other activity covered by the patent is not a defense to an infringement claim. Thus, even tests that LabOne develops could become the subject of infringement claims if a third party obtains a patent covering those tests.

Infringement and other intellectual property claims, regardless of their merit, can be expensive and time-consuming to litigate. In addition, any requirement to reengineer LabOne's tests or change its business processes could substantially increase costs, force an interruption in product sales or delay new test releases.

Changes in securities laws and regulations have increased costs and could diminish profitability.

LabOne is subject to significant new regulatory requirements regarding public disclosure, corporate governance and compliance practices. These new legal requirements include the Sarbanes-Oxley Act of 2002 ("SOX"), together with new rules implemented by the SEC and NASDAQ. These additional rules and regulations have increased legal, accounting and compliance costs. For example, during 2004 LabOne incurred substantial costs and expended significant resources to comply with the new regulations promulgated under Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal controls over financial reporting. Section 404 requires management to report on the effectiveness of internal controls over financial reporting and requires LabOne's independent registered public accounting firm to attest to this report. If LabOne is not able to meet the requirements of Section 404 of SOX, or if LabOne or its directors or officers are not in compliance with securities laws or SEC or NASDAQ rules, LabOne may incur further costs and spend further management time to meet the requirements and may also suffer adverse effects as a result of such failure.

Conversion of LabOne's debentures may cause LabOne to seek financing on unfavorable terms and may be dilutive to existing stockholders.

Upon conversion of its outstanding debentures, LabOne will deliver cash equal to the lesser of the aggregate principal amount of debentures to be converted and its conversion obligation, and common stock in respect of the remainder, if any, of its conversion obligation. Accordingly, upon conversion of the debentures, as at their maturity or upon a repurchase request under their terms, a substantial cash payment will be due. If LabOne has maximized its borrowing under its credit facility or incurred other substantial obligations, it may not have sufficient funds on hand or available through existing borrowing facilities to meet its obligations under the debentures. Additional financing may not be available to LabOne on terms favorable to it, if at all, and could result in an event of default with respect to the debentures. If LabOne issues common stock upon conversion of the debentures, the conversion of some or all of the debentures will dilute the ownership interests of existing stockholders. In addition, if a conversion of the debentures results from certain corporate transactions that occur on or prior to June 15, 2009, LabOne will increase the conversion rate on debentures converted in connection with such corporate transaction by a number of additional shares of common stock. The number of such additional shares of common stock will be determined based on the date on which the corporate transaction becomes effective and the price paid per share of LabOne's common stock in the corporate transaction. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of LabOne's common stock. In addition, the existence of the debentures may encourage short selling by market participants because the conversion of the debentures could depress the price of LabOne's common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk exists due to the Company's fixed rate convertible senior debentures. The table below provides information regarding interest rate risk related to fixed-rate debt as of December 31, 2004. The fair value of the Company's convertible senior debentures due June 15, 2034 has been calculated based on the quoted market prices at December 31, 2004. The market price for the convertible senior debentures reflects the combination of debt and the conversion option component of the convertible instrument (see footnote 5 of notes to consolidated financial statements).

	Book value	Fair value
Convertible senior debentures (in thousands)	$103,500	$113,850
Interest rate	3.50%

A foreign currency risk exposure exists due to sales in Canada in Canadian dollars and the direct laboratory expenses associated with this revenue being incurred in US dollars. This exposure is not considered to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets, December 31, 2004 and 2003

Consolidated Statements of Operations, Years Ended
    December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders' Equity and Comprehensive Income,
    Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows, Years Ended
    December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

SCHEDULE:

Schedule II - Valuation and qualifying accounts

All other schedules are omitted because they are not applicable, not required or the information is included in the Consolidated Financial Statements or the notes thereto.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

LabOne, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2004 and 2003
(in thousands, except share and per share data)

Assets	2004	2003
Current assets:
Cash and cash equivalents	$ 24,070	$ 4,651
Accounts receivable, net of allowance for doubtful accounts of $4,594 in 2004 and $6,123 in 2003	73,027	57,928
Inventories	7,473	5,472
Prepaid expenses and other current assets	6,506	5,202
Deferred income taxes	5,556	4,990
Total current assets	116,632	78,243

Property, plant and equipment, net	62,860	47,405
Goodwill	138,163	99,103
Intangible assets, net	20,860	11,345
Other long-term assets	4,707	1,526
Total assets	$ 343,222	$ 237,622

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 20,467	$ 13,617
Accrued payroll and benefits	17,131	11,769
Other accrued expenses	3,381	2,787
Current portion of long-term debt	1,925	2,014
Total current liabilities	42,904	30,187

Deferred income taxes	8,694	5,619
Long-term debt	111,549	56,094
Other	108	21
Total liabilities	163,255	91,921

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value per share. Authorized 40,000,000 shares; issued 18,027,729 shares	180	180
Additional paid-in capital	87,027	84,066
Retained earnings	102,974	76,250
Accumulated other comprehensive loss	(94)	(245)
Treasury stock of 796,260 shares in 2004 and 1,144,840 shares in 2003, at cost	(10,120)	(14,550)
Total stockholders' equity	179,967	145,701
Total liabilities and stockholders' equity	$ 343,222	$ 237,622

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Operations
December 31, 2004, 2003 and 2002
(in thousands, except per share data)

	2004	2003	2002
Sales	$ 468,236	$ 346,020	$ 298,146
Cost of sales:
Cost of sales expense	313,607	232,602	201,840
Depreciation and amortization	6,736	4,473	3,991
Total cost of sales	320,343	237,075	205,831
Gross profit	147,893	108,945	92,315
Selling, general and administrative:
Selling, general and administrative expenses	92,394	66,832	58,409
Depreciation and amortization	10,372	6,564	5,475
Total selling, general and administrative	102,766	73,396	63,884
Operating earnings	45,127	35,549	28,431

Other income (expenses):
Interest income	228	117	300
Interest expense	(5,144)	(3,017)	(4,486)
Other, net	224	56	20
Total other expense, net	(4,692)	(2,844)	(4,166)
Earnings before income taxes	40,435	32,705	24,265
Provision for income taxes	13,711	11,973	9,425
Net earnings	$ 26,724	$ 20,732	$ 14,840

Preferred stock dividends	$ —	$ (2,699)	$ (2,932)
Net earnings available to common shareholders	$ 26,724	$ 18,033	$ 11,908

Earnings per common share:
Basic	$ 1.56	$ 1.44	$ 1.04
Diluted	$ 1.53	$ 1.23	$ 0.91

Weighted average common shares outstanding:
Basic	17,079	12,476	11,453
Diluted	17,478	16,893	16,237

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income
December 31, 2004, 2003 and 2002
(in thousands, except share data)

	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Comprehensive income	Total stockholders' equity
Balance as of December 31, 2001	$ 35,933	$ 130	$ 53,924	$ 46,309	$ (870)	$ (33,836)		$ 101,590
Comprehensive income:
Net earnings	—	—	—	14,840	—	—	$ 14,840	14,840
Adjustment from foreign currency translation	—	—	—	—	3	—	3	3
Comprehensive income							$ 14,843
Preferred stock dividends payable in kind	2,932	—	—	(2,932)	—	—		—
Stock options exercised (661,491 shares)	—	—	(5,068)	—	—	13,149		8,081
Tax benefit from exercise of stock options	—	—	2,485	—	—	—		2,485
Warrants exercised (250,000 shares)	—	—	(2,477)	—	—	4,970		2,493
Directors' stock compensation (872 shares)	—	—	2	—	—	17		19
Purchase of treasury stock (422,391 shares)	—	—	—	—	—	(9,452)		(9,452)
Balance as of December 31, 2002	38,865	130	48,866	58,217	(867)	(25,152)		120,059
Comprehensive income:
Net earnings	—	—	—	20,732	—	—	$ 20,732	20,732
Adjustment from foreign currency translation	—	—	—	—	622	—	622	622
Comprehensive income							$ 21,354
Preferred stock dividends payable in kind	2,699	—	—	(2,699)	—	—		—
Conversion of preferred stock (41,564 shares) to common stock (4,995,753 shares)	(41,564)	50	41,295	—	—	219		—
Stock options exercised (321,938 shares)	—	—	(168)	—	—	4,999		4,831
Tax benefit from exercise of stock options	—	—	992	—	—	—		992
Warrants exercised (350,000 shares)	—	—	(6,919)	—	—	6,923		4
Directors' stock compensation (875 shares)	—	—	—	—	—	17		17
Purchase of treasury stock (79,670 shares)	—	—	—	—	—	(1,556)		(1,556)
Balance as of December 31, 2003	—	180	84,066	76,250	(245)	(14,550)		145,701
Comprehensive income:
Net earnings	—	—	—	26,724	—	—	$ 26,724	26,724
Adjustment from foreign currency translation	—	—	—	—	151	—	151	151
Comprehensive income							$ 26,875
Stock options exercised (346,922 shares)	—	—	503	—	—	4,409		4,912
Tax benefit from exercise of stock options	—	—	2,303	—	—	—		2,303
Stock-based compensation	—	—	126	—	—	—		126
Directors' stock compensation (1,658 shares)	—	—	29	—	—	21		50
Balance as of December 31, 2004	$ —	$ 180	$ 87,027	$102,974	$ (94)	$ (10,120)		$179,967

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
December 31, 2004, 2003 and 2002
(in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$ 26,724	$ 20,732	$ 14,840
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,249	11,892	9,812
Provision for loss on accounts receivable	9,171	6,250	5,638
Income tax benefit from exercise of stock options	2,303	992	2,485
Deferred income taxes	2,512	(96)	127
Stock-based compensation	126	—	—
Directors' stock compensation	50	17	19
(Gain) loss on sale of property, plant and equipment	113	(8)	(29)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	(21,004)	(14,371)	(10,064)
Inventories	(612)	(733)	(54)
Prepaid expenses and other current assets	(1,149)	(961)	101
Accounts payable	6,290	(2,187)	193
Accrued payroll and benefits	5,362	2,621	145
Other accrued expenses	373	(359)	(1,469)
Other	30	65	(585)
Net cash provided by operating activities	48,538	23,854	21,159

Cash flows from investing activities:
Capital expenditures	(24,489)	(9,719)	(8,031)
Acquisitions of businesses	(60,518)	(13,273)	(17,244)
Proceeds from sale of property, plant and equipment	50	59	57
Acquisition of patents and trademarks	(43)	(912)	—
Purchase of investment	—	—	(250)
Net cash used in investing activities	(85,000)	(23,845)	(25,468)

Cash flows from financing activities:
Net proceeds (payments) on line of credit	(46,253)	(5,000)	24,000
Net proceeds from issuance of convertible debentures	100,119	—	—
Payments on subordinated debt	—	—	(15,000)
Debt issue costs	(858)	(207)	(1,726)
Payments on other long-term debt	(2,006)	(2,020)	(1,923)
Proceeds from exercise of stock options	4,912	4,831	8,081
Purchase of treasury stock	—	(1,556)	(9,452)
Proceeds from the exercise of stock warrants	—	4	2,493
Net cash provided by (used in) financing activities	55,914	(3,948)	6,473

Effect of foreign currency translation on cash	(33)	482	(6)
Net increase (decrease) in cash and cash equivalents	19,419	(3,457)	2,158
Cash and cash equivalents at beginning of year	4,651	8,108	5,950
Cash and cash equivalents at end of year	$ 24,070	$ 4,651	$ 8,108

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$ 9,726	$ 12,666	$ 7,038
Interest	4,130	2,116	4,553

Supplemental schedule of non-cash investing and financing activities:
Preferred stock dividends payable in kind	$ —	$ 2,699	$ 2,932

Details of acquisitions:
Fair value of assets acquired	$ 61,343	$ 14,484	$ 19,344
Liabilities assumed	(825)	(1,211)	(1,612)
Liabilities issued	—	—	(488)
Cash paid for acquisitions	$ 60,518	$ 13,273	$ 17,244

See accompanying notes to consolidated financial statements.

LABONE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

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

Revenue Recognition

The Company recognizes revenues for its services when those services are provided to the customer. Revenues related to clinical healthcare billings include adjustments for revenue disallowances estimated at the time the revenue is recorded. These revenue disallowances represent contractual adjustments which reflect the difference between gross charges billed and the amounts that third-party payers such as managed care organizations are contractually required to pay for laboratory services.

Concentration of Business Risk

One risk assessment customer comprised 8%, 10% and 12% of total sales for 2004, 2003 and 2002, respectively. The Company has a contract with this customer for a ten-year period ending in 2010 that the customer may terminate prior to expiration if the Company encounters service level failures that materially impact the services provided.

Disclosures about Fair Value of Financial Instruments

Fair value of cash and cash equivalents, receivables and payables approximates carrying value due to the short-term nature of these instruments.

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

Property, Plant and Equipment

Additions to property, plant and equipment are recorded at cost, which includes interest capitalized during construction. Facilities leased pursuant to revenue bond financing transactions are accounted for as purchases, with the cost of the leased property included in property, plant and equipment and the related obligation included in long-term debt.

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Building	30 years
Laboratory equipment	3 - 5 years
Data processing equipment and software	3 - 6 years
Office and transportation equipment	5 - 7 years
Leasehold improvements	Shorter of 5 years or life of lease

Software Developed for Internal Use

Certain internal and external costs incurred in connection with developing or obtaining software for internal use are capitalized in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These capitalized costs are included in property, plant and equipment and are subject to amortization over their estimated useful lives, beginning when the software project is put in service. The Company periodically reviews the estimated remaining useful lives and carrying values of its capitalized software and makes adjustments if necessary.

Cost of Borrowings

Costs directly related to the issuance of debt are deferred and amortized over the period the debt is expected to be outstanding using the interest method. Unamortized costs of $3,989,000 and $883,000 as of December 31, 2004 and 2003, respectively, are included in other long-term assets.

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. The Company applies the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. In addition, SFAS No. 142 requires that intangible assets with estimable useful lives be amortized over their useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

SFAS No. 142 requires the Company to perform an annual assessment of whether there is an indication that goodwill is impaired. To accomplish this, the Company is required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company is required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. The fair value of the reporting units exceeded the carrying amount based on the Company's analysis and the Company was not required to recognize an impairment loss in 2004, 2003 or 2002.

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

Stock Option Plans

The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No 123, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, as amended by SFAS No. 148, the Company has elected to continue to apply the intrinsic-value based method of accounting described above and has adopted only the disclosure requirements of SFAS No. 123.

The following table illustrates the effect on net earnings if the fair-value based method had been applied to all outstanding and unvested options in each period.

	2004	2003	2002
(in thousands, except per share data)
Net earnings, as reported	$ 26,724	$ 20,732	$ 14,840
Deduct total stock-based employee compensation expense determined under fair-value based method for all stock options, net of tax	(1,612)	(1,485)	(1,211)
Pro forma net earnings	$ 25,112	$ 19,247	$ 13,629

Basic earnings per share:
As reported	$ 1.56	$ 1.44	$ 1.04
Pro forma	$ 1.47	$ 1.33	$ 0.93

Diluted earnings per share:
As reported	$ 1.53	$ 1.23	$ 0.91
Pro forma	$ 1.44	$ 1.14	$ 0.84

The weighted average per share fair value of stock options granted during 2004, 2003 and 2002 was $12.80, $11.20 and $10.87, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.3%	1.4%	4.1%
Expected volatility factor	39.8%	53.9%	55.4%
Expected life (years)	5.8	4.4	5.5

Earnings Per Share

Basic earnings per share is computed using net earnings available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per share includes the effects of outstanding stock options and common shares issuable upon conversion of convertible preferred stock and convertible senior debentures, if dilutive. In addition, the related preferred stock dividends are added back to income since they would not be paid if the preferred stock were converted to common stock. There was no dilutive effect of conversion of the debentures as the market price of LabOne common stock was below the conversion price, and the par value of the debentures would be settled in cash. Subject to adjustment under certain circumstances as described in the terms of the convertible debentures, the conversion obligation is generally based upon the product of the conversion rate then in effect (25.4463 as of December 31, 2004) and the closing price of LabOne common stock over the measurement period. Should the debentures become convertible under the terms of the conversion rights with a stock price of $51.09 (130% of the conversion price) over the measurement period, the conversion obligation would be approximately $1,300 (25.4463 x $51.09), and the settlement upon conversion would consist of $1,000 cash and 5.87 shares ($300/$51.09) of common stock, per $1,000 principal amount of debentures converted, assuming none of the adjustment provisions in the debenture applied to such calculation.

The following table reconciles the weighted average common shares used in the basic earnings per share calculation and the weighted average common shares and common share equivalents used in the diluted earnings per share calculation:

	2004	2003	2002
	(in thousands)
Weighted average common shares for basic earnings per share	17,079	12,476	11,453
Dilutive effect of employee stock options	399	300	290
Dilutive effect of common shares issuable upon conversion of preferred stock	—	4,117	4,494
Weighted average common shares for dilutive earnings per share	17,478	16,893	16,237

Recently Issued and Adopted Accounting Standards

In December 2004, the FASB issued SFAS 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.

In September, 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") reached a conclusion on EITF Issue No. 04-8 "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share." Contingently convertible debt instruments ("Co-Cos") are subject to the if-converted method under SFAS No. 128, "Earnings Per Share" (SFAS No. 128), regardless of whether a stock price-related conversion contingency included in the instrument has been met. Under prior interpretations of SFAS No. 128, issuers of Co-Cos exclude the potential common shares underlying the Co-Cos from the calculation of diluted earnings per share until the market price or other contingency is met. The effective date of EITF 04-8 is for periods ending after December 15, 2004. The Company accounts for the debentures in accordance with the EITF. As of December 31, 2004, there was no dilutive effect of conversion of the debentures as the market price of LabOne common stock was below the conversion price, and the par value of the debentures would be settled in cash.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

(2) Acquisitions

2004 Acquisitions

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for businesses acquired during 2004:

	Laboratory Operations of The Health Alliance	Northwest Toxicology	Paramedical Service Providers
	(in thousands)
Current assets	$ 1,614	$ 2,718	$ 778
Property, plant and equipment	2,932	812	222
Goodwill	29,490	7,506	1,562
Intangible assets:
Non compete and non solicitation agreements	1,200	300	76
Customer contract	3,500	—	—
Customer relationships	5,200	950	1,994
Other long-term assets	—	11	5
Total assets acquired	43,936	12,297	4,637

Current liabilities	—	22	762
Current portion of long-term debt	—	34	—
Total liabilities assumed	—	56	762
Net assets acquired	$ 43,936	$ 12,241	$ 3,875

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

Goodwill of $29,490,000, including workforce in place, was assigned to the clinical - healthcare services segment and is expected to be deductible for tax purposes. The amortization periods for the intangible assets acquired are: non compete and non solicitation agreement - 10.0 years; customer contract - 5.0 years; and customer relationships - 10.0 years.

Northwest Toxicology

On March 1, 2004, the Company acquired, for cash, substantially all of the net assets of the drug testing division, Northwest Toxicology, from NWT Inc. for $12,241,000, which included transaction costs of $82,000 and the purchase of $2,662,000 in net working capital. The acquisition resulted in additional urine and oral fluid testing volumes directed to LabOne's Lenexa, Kansas laboratory, and furthers the Company's capabilities to include drugs of abuse testing in blood, expanded specimen validity testing, medical professional and other esoteric drug testing.

Goodwill of $7,506,000, including workforce in place, was assigned to the clinical - substance abuse testing segment and is expected to be deductible for tax purposes. The amortization periods for the intangible assets acquired are: non compete and non solicitation agreement - 10.0 years and customer relationships - 10.0 years.

Paramedical Service Providers

During 2004, the Company acquired, for cash, five paramedical service provider companies in the United States and one paramedical service provider company in Canada. The acquired businesses provide paramedical examinations that are used to assist life insurance companies in objectively evaluating the mortality and morbidity risks posed by policy applicants.

Goodwill of $1,562,000 was assigned to the risk assessment services segment and is expected to be deductible for tax purposes. The weighted average amortization periods for the non compete and non solicitation agreements and customer relationships are 10.0 years and 8.7 years, respectively.

2003 Acquisitions

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for businesses acquired during 2003:

	ScanTech	Lab Acquisition	Paramedical Service Providers
	(in thousands)
Current assets	$ 1,411	$ —	$ 5
Property, plant and equipment	498	280	112
Goodwill	—	800	1,828
Intangible assets:
Non compete and non solicitation agreements	100	—	160
Customer contracts	5,000	4,000	—
Customer relationships	143	—	68
Total assets acquired	7,152	5,080	2,173
Current liabilities	1,149	—	—
Long-term debt	62	—	—
Total liabilities assumed	1,211	—	—
Net assets acquired	$ 5,941	$ 5,080	$ 2,173

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

The amortization periods for the intangible assets acquired are: non compete and non solicitation agreement - 5.0 years; customer contract - 5.0 years; and customer relationships - 5.0 years.

Lab Acquisition

On October 10, 2003, the Company acquired, for cash, the insurance testing laboratory of MetLife, Inc. In connection with the acquisition, the Company entered into a long-term agreement to provide laboratory testing services to MetLife, Inc. and its affiliated entities.

Goodwill of $800,000 was assigned to the risk assessment services segment. The amortization period for the customer contract is 6.0 years.

Paramedical Service Providers

During 2003, the Company acquired, for cash, three paramedical service companies in the United States. The acquired businesses provide paramedical examinations that are used to assist life insurance companies in objectively evaluating the mortality and morbidity risks posed by policy applicants.

Goodwill of $1,828,000 was assigned to the risk assessment services segment. The weighted average amortization periods for the non compete and non solicitation agreements and customer relationships are 4.9 years and 5.0 years, respectively.

2002 Acquisitions

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for businesses acquired during 2002:

	Central Plains	Paramedical Service
	Laboratories	Providers
	(in thousands)
Current assets	$ 2,385	$ 5
Property, plant and equipment	787	147
Goodwill	9,371	4,830
Intangible assets:
Non compete and non solicitation agreements	600	119
Customer contract	1,000	—
Customer relationships	100	—
Total assets acquired	14,243	5,101
Current liabilities	1,217	12
Deferred income taxes	383	—
Total liabilities assumed	1,600	12
Net assets acquired	$ 12,643	$ 5,089
Consideration:
Cash	$ 12,643	$ 4,601
Notes payable	—	488
Total	$ 12,643	$ 5,089

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

Goodwill of $9,371,000 was assigned to the clinical - healthcare services segment. The weighted average amortization periods for the intangible assets acquired are: non compete and non solicitation agreement - 6.7 years; customer contract - 5.0 years; and customer relationships - 10.0 years.

The agreement also provides for the payment of contingent consideration during each of the following two years based on a percentage of earnings before interest, taxes, depreciation and amortization of CPL, as defined. The 2004 and 2003 contingent consideration was $255,000 and $127,000, respectively, and has been recorded as additional goodwill.

CPL owns two laboratory facilities, a clinical laboratory facility and an anatomic pathology laboratory facility. Hays Medical Center has the right to repurchase the assets of the facilities (both individually or combined) if either (1) the Laboratory Services Agreement between CPL and Hays Medical Center is terminated due to certain events or (2) at any time after December 1, 2004. The purchase price for the assets is an amount equal to the net book value of the tangible assets of the facility on the day prior to the closing of the sale.

Paramedical Service Providers

During 2002, the Company acquired ten paramedical service companies in the United States. The acquired businesses provide paramedical examinations that are used to assist life insurance companies in objectively evaluating the mortality and morbidity risks posed by policy applicants.

Goodwill of $4,830,000 was assigned to the risk assessment services segment. The weighted average amortization periods for the non compete and non solicitation agreements are 4.6 years.

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

(3) Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2004	2003
	(in thousands)
Land	$ 2,576	$ 2,576
Building	29,343	28,966
Laboratory equipment	22,528	24,699
Data processing equipment and software	56,808	42,510
Office and transportation equipment	16,629	14,199
Leasehold improvements	2,156	1,840
Construction in progress	12,122	1,839
	142,162	116,629
Less accumulated depreciation and amortization	79,302	69,224
	$ 62,860	$ 47,405

(4) Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for 2004 and 2003 are as follows:

	Risk assessment services	Clinical - Healthcare services	Clinical - Substance abuse testing	Total
	(in thousands)
Balance as of December 31, 2002	$ 86,938	$ 9,371	$ —	$ 96,309
Acquisitions	2,628	—	—	2,628
Purchase accounting adjustments	(67)	130	—	63
Foreign currency translation adjustments	103	—	—	103
Balance as of December 31, 2003	89,602	9,501	—	99,103
Acquisitions	1,562	29,490	7,506	38,558
Additional consideration paid	142	255	—	397
Foreign currency translation adjustments	105	—	—	105
Balance as of December 31, 2004	$ 91,411	$ 39,246	$ 7,506	$138,163

The amount of goodwill acquired during 2004 and 2003 that is subject to deductible amortization for income tax purposes is $38,558,000 and $2,628,000, respectively.

Other Intangible Assets

Other intangible assets consist of the following:

	December 31, 2004			December 31, 2003
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
		(in thousands)
Amortizing intangible assets:
Non compete and non solicitation agreements	7.7 years	$ 3,170	$ 690	$ 1,303	$ 402
Customer contracts	5.3 years	13,500	3,311	10,000	745
Customer relationships	9.8 years	8,052	689	310	23
Acquired patents and trademarks	8.1 years	955	127	912	10
		$ 25,677	$ 4,817	$ 12,525	$ 1,180

Aggregate amortization expense for amortizable intangible assets for 2004, 2003 and 2002 was $3,936,000, $1,004,000 and $195,000, respectively. Estimated amortization expense for the next five years is: $3,975,000 in 2005, $3,950,000 in 2006, $3,906,000 in 2007, $3,129,000 in 2008 and $1,664,000 in 2009.

(5) Long-term Debt

Long-term debt consists of the following:

	2004	2003
	(in thousands)
3.5% convertible senior debentures	$ 103,500	$ —
Taxable industrial revenue bonds, Series 1998A, principal payable annually in equal installments through September 1, 2009, interest payable monthly at a rate adjusted weekly based on short-term United States treasury obligations (3.3% as of December 31, 2004), secured by the Company's Lenexa, Kansas laboratory facility and an irrevocable bank letter of credit	9,000	10,800
Line of credit, variable interest rate (4.2% as of December 31, 2004), principal due August 11, 2009.	829	47,000
Other	187	359
Total long-term debt	113,516	58,159
Less:
Current portion	1,925	2,014
Unamortized discount	42	51
Long-term debt, net	$111,549	$ 56,094

During 2004, the Company issued $103,500,000 of 3.50% convertible senior debentures due June 15, 2034. The debentures may be converted, under certain circumstances, into a combination of cash and common stock of the Company at an initial rate equivalent to a conversion price of $39.30 per share of common stock, subject to certain adjustments. Holders may convert the debentures if the common stock price exceeds 130% of the conversion price for 20 trading days in the 30 trading day period ending on the last trading day of the preceding fiscal quarter. Upon conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of debentures to be converted and the conversion obligation, and common stock in respect of the remainder, if any, of the conversion obligation. The Company may not redeem the debentures prior to June 20, 2009. Holders of the debentures may require the Company to repurchase some or all of the debentures on June 15, 2011, 2014 and 2024 and upon certain specified corporate transactions. The fair value of the convertible senior debentures was $113.8 million compared to the carrying value of $103.5 million at December 31, 2004. Fair value has been determined based on the quoted market price.

The Company maintains a $175 million credit agreement co-arranged by JPMorgan Chase Bank and Wachovia Securities along with other participating banks. The credit agreement is secured by substantially all assets excluding the Company's Lenexa, Kansas laboratory facility. The line of credit bears interest at a variable rate and requires a commitment fee of 0.5% on the unused portion of the commitment. The interest rate and commitment fee are based on a leverage ratio for the Company, as defined in the agreement. The line of credit is due on August 11, 2009. Based on covenants, $74.8 million was available for borrowing as of December 31, 2004.

Under the terms of the agreement, the Company must limit capital expenditures and maintain a certain level of consolidated net worth and certain other financial ratios. As of December 31, 2004, the Company was in compliance with all financial covenants related to the line of credit.

Aggregate maturities of long-term debt as of December 31, 2004 are as follows:

	Convertible	Bonds	Line of
	debentures	payable	credit	Other	Total
	(in thousands)
2005	$ —	$ 1,800	$ —	$ 125	$ 1,925
2006	—	1,800	—	48	1,848
2007	—	1,800	—	14	1,814
2008	—	1,800	—	—	1,800
2009	—	1,800	829	—	2,629
Thereafter	103,500	—	—	—	103,500
	$103,500	$ 9,000	$ 829	$ 187	$113,516

(6) Stockholders' Equity

Preferred Stock

In 2001, the Company sold a total of $50,000,000 in preferred stock and subordinated debt to Welsh, Carson, Anderson & Stowe ("WCAS") pursuant to a Securities Purchase Agreement. The Company issued $35,000,000 of convertible preferred stock and $15,000,000 of 11% subordinated debt to WCAS in exchange for $50,000,000 in cash. During 2002, the subordinated debt was refinanced from borrowings on the Company's line of credit.

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

Stock Warrants

In addition to the issuance of B-1 convertible preferred stock in 2001, the Company issued 350,000 warrants with a strike price of $0.01 to the holders of the B-1 preferred stock. The warrants were exercisable immediately. The market price at the date of the grant was $9.25, resulting in an intrinsic value of $9.24 per warrant. These warrants were exercised in 2003.

Rights Plan

LabOne has a shareholder rights plan, which grants shareholders other than the acquiring person the right to purchase common stock at one-half of the market price if any person becomes the beneficial owner of 15% or more of the outstanding shares of common stock, subject to exceptions set forth in the plan.

Stock Compensation

The Company has long-term incentive plans, which provide for granting awards, including stock options, to officers, directors and employees for shares of LabOne common stock. The Company has granted certain stock options which entitle the grantee to purchase shares for a price equal to the fair market value at date of grant with option terms of up to ten years. The stock options generally vest ratably over five years subject to early vesting upon the occurrence of defined events. As of December 31, 2004, there were 1,808,297 additional shares available for grant under the plans.

A summary of the Company's stock option plans as of December 31, 2004, 2003 and 2002 and changes during the years then ended is presented below:

	2004		2003		2002
Fixed options	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	1,749,090	$ 18.03	1,910,509	$ 16.91	1,557,140	$ 12.54
Granted	517,280	31.30	184,992	24.36	1,052,197	20.13
Exercised	(346,922)	14.16	(321,938)	15.01	(661,491)	12.22
Forfeited	(139,041)	24.56	(24,473)	18.57	(37,337)	8.44
Outstanding at end of year	1,780,407	$ 22.13	1,749,090	$ 18.03	1,910,509	$ 16.91
Options exercisable at year-end	790,563	$ 16.92	912,404	$ 14.72	985,931	$ 13.51

The following table summarizes information about stock options as of December 31, 2004:

	Options outstanding			Options exercisable
		Weighted
		average	Weighted		Weighted
Range of	Number	remaining	average		average
exercise	out-	contractual	exercise	Number	exercise
prices	standing	life (years)	price	exercisable	price
$ 5.75 - $ 7.70	172,886	5.6	$ 7.06	172,886	$ 7.06
$ 9.38 - $ 9.38	5,000	4.6	9.38	5,000	9.38
$ 11.63 - $ 12.22	42,600	3.1	11.97	42,600	11.97
$ 14.38 - $ 17.81	484,966	5.6	16.47	300,734	16.84
$ 18.95 - $ 24.15	488,321	7.4	23.80	230,989	23.59
$ 26.41 - $ 29.61	155,354	9.0	28.55	38,354	28.33
$ 30.15 - $ 31.65	431,280	9.5	31.47	—	—
	1,780,407	7.3	$ 22.13	790,563	$ 16.92

(7) Income Taxes

The components of earnings before income taxes are as follows:

	2004	2003	2002
	(in thousands)
Domestic	$ 37,646	$ 30,054	$ 24,592
Foreign	2,789	2,651	(327)
Total	$ 40,435	$ 32,705	$ 24,265

The components of current and deferred income taxes are as follows:

	2004	2003	2002
	(in thousands)
Current:
Federal	$ 9,229	$ 10,604	$ 8,285
State	1,122	585	1,003
Foreign	848	880	10
Total current	11,199	12,069	9,298
Deferred:
Federal	4,112	(83)	113
State	(1,513)	(22)	(3)
Foreign	(87)	9	17
Total deferred	2,512	(96)	127
	$ 13,711	$ 11,973	$ 9,425

Total income taxes differ from the amounts computed by applying the federal statutory income tax rate of 35% to earnings before income taxes for the following items:

	2004	2003	2002
	(in thousands)
Application of statutory income tax rate	$ 14,152	$ 11,447	$ 8,493
Goodwill amortization	(12)	(12)	(8)
Changes in valuation allowance	—	77	(173)
Foreign taxes, net	(195)	(39)	141
State income taxes, net	(254)	365	650
Other, net	20	135	322
	$ 13,711	$ 11,973	$ 9,425

The tax effects of temporary differences that create significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2004	2003
	(in thousands)
Deferred current income tax assets (liabilities):
Accrued vacation	$ 1,113	$ 811
Accrued expenses not deducted for tax	630	1,186
Allowance for doubtful accounts	3,248	2,899
State income tax credits, net of federal tax	650	—
Other items	(85)	94
Total deferred current income tax assets	5,556	4,990
Deferred noncurrent tax assets (liabilities):
Depreciation and amortization, including capitalized software	(7,702)	(3,990)
Goodwill and other intangibles	(1,675)	(401)
Other items	(84)	(1,228)
State income tax credits, net of federal tax	1,321	1,874
	(8,140)	(3,745)
Valuation allowance - state income tax credits, net of federal tax	(554)	(1,874)
Total deferred noncurrent tax liabilities, net	(8,694)	(5,619)
Total deferred income tax, net	$(3,138)	$ (629)

In conjunction with building its laboratory facility in Lenexa, Kansas, the Company applied and was certified for the Kansas High Performance Incentive Program ("HPIP") tax credit. In order to utilize these HPIP credits against Kansas income tax, the Company must be recertified annually by the Kansas Department of Commerce (KDC). The credit may only be used to offset Kansas income tax generated by operation of the Lenexa, Kansas facility. The credit, if unused, may be carried forward for a period of ten years, provided the Company continues to meet the annual recertification requirements. In the fourth quarter of 2004, the KDC and the Company entered into an agreement stipulating that the Company could utilize the 1999 and 2002 HPIP credits as originally earned. This agreement allowed the Company to remove the valuation allowance against these credits during fourth quarter, 2004.

On its Kansas income tax returns, the Company used the Kansas HPIP tax credit to offset Kansas income tax of $819,000 (estimated), $1,084,000 and $466,000 during 2004, 2003 and 2002, respectively. The Company's available Kansas HPIP tax credit for 2004 and 2003, respectively, net of the current year's estimated usage, was $3,033,000 and $2,883,000 with a valuation allowance of $852,000 and $2,883,000.

In conjunction with the construction of its laboratory facility in Cincinnati, Ohio, the Company has entered into tax credit agreements with both the State of Ohio and the City of Cincinnati. The term of these tax credit agreements extends from 2006-2015 and grants the Company state and local income tax credits based on wages paid to new hires at the new laboratory facility. The Company also has entered into a ten-year property tax exemption agreement with the City of Cincinnati for certain real and personal property taxes generated by the new construction and equipment purchased for use in that facility. In January, 2005, The Company received approval for a $500,000 grant from the State of Ohio to be applied to purchases of new equipment at the facility.

The Company has not recognized a deferred tax liability for temporary differences between the basis in its investment in its Canadian subsidiaries and the U.S. federal income tax basis thereof. Relying on the APB-23 exception, the Company deems these investments, and temporary differences thereon, as essentially permanent in duration. Should the Company repatriate the $5,800,000 of undistributed earnings of these subsidiaries, the US and Canadian tax liability that would be accrued, but not currently recognized in the financial statements, is approximately $435,000. The tax is composed of $289,000 Canadian withholding tax and $146,000 in state income taxes. The Company anticipates that the U.S. federal income tax of $3,400,000 would be fully offset by foreign tax credits. At this time, the Company does not plan to utilize the temporary dividends received deduction on repatriated foreign earnings that is part of the American Jobs Creation Act of 2004.

(8) Benefit Plans

The Company maintains a money purchase pension plan for all employees who have completed six months of service and have attained age twenty and one-half years. The plan is a defined contribution plan under which the Company contributes a percentage of a participant's annual compensation. The Company's contributions, net of forfeitures, to the plan were $6,331,000, $4,265,000 and $4,252,000 for 2004, 2003 and 2002, respectively.

The Company has a profit sharing (401(k)) plan for all employees who have completed six months of service and a minimum of five hundred hours of service and have attained the age of twenty and one-half years. The Company contributes on behalf of each participant an amount equal to 50% of the participant's annual contributions, but not in excess of 5% of the participant's annual compensation. The Company's contributions are invested in LabOne common stock. The Company's contributions, net of forfeitures, to the plan were $2,573,000, $1,620,000 and $1,568,000 for 2004, 2003 and 2002, respectively.

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

Operating earnings (loss) of each segment is computed as sales less directly identifiable expenses. In computing operating earnings (loss) of the segments, none of the following items have been allocated: general corporate expenses such as administrative, management and information systems expenses; amortization of acquired identifiable intangible assets not associated with a specific segment; or total other expenses. General corporate assets are principally cash, fixed assets and goodwill not identified with a specific segment. The accounting policies of the segments are the same as those of the Company as set forth in Note 1.

Following is a summary of segment information as of and for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
	(in thousands)
Sales:
Risk assessment services:
Insurance laboratory	$ 86,859	$ 88,818	$ 93,892
Paramedical services	102,720	85,363	74,235
Other insurance services	71,493	56,554	41,869
Total risk assessment services	261,072	230,735	209,996
Clinical:
Healthcare services	166,732	88,455	60,906
Substance abuse testing	40,432	26,830	27,244
Total clinical	207,164	115,285	88,150
Total	$ 468,236	$ 346,020	$ 298,146

	2004	2003	2002
	(in thousands)
Operating earnings (loss):
Risk assessment services:
Insurance laboratory	$ 36,007	$ 38,993	$ 37,790
Paramedical services	11,478	8,437	5,678
Other insurance services	10,214	5,275	3,744
Risk assessment sales group	(6,672)	(5,368)	(6,228)
Total risk assessment services	51,027	47,337	40,984
Clinical:
Healthcare services	27,989	17,862	11,893
Substance abuse testing	7,355	4,558	3,575
Total clinical	35,344	22,420	15,468
General corporate expenses	(41,244)	(34,208)	(28,021)
Total other expense, net	(4,692)	(2,844)	(4,166)
Earnings before income taxes	40,435	32,705	24,265
Provision for income taxes	13,711	11,973	9,425
Net earnings	$ 26,724	$ 20,732	$ 14,840

	2004	2003	2002
	(in thousands)
Identifiable assets:
Risk assessment services	$ 154,241	$ 133,812	$ 119,914
Clinical:
Healthcare services	88,051	37,101	28,004
Substance abuse testing	23,857	10,731	10,504
Total clinical	111,908	47,832	38,508
General corporate assets	77,073	55,978	58,269
Total identifiable assets	$ 343,222	$ 237,622	$ 216,691

	2004	2003	2002
	(in thousands)
Capital expenditures:
Risk assessment services:
Insurance laboratory	$ 1,339	$ 1,128	$ 373
Paramedical services	854	287	209
Other insurance services	902	778	2,781
Risk assessment sales group	162	21	13
Total risk assessment services	3,257	2,214	3,376
Clinical:
Healthcare services	10,640	1,635	252
Substance abuse testing	1,668	290	584
Total clinical	12,308	1,925	836
General corporate	8,924	5,580	3,819
Total capital expenditures	$24,489	$ 9,719	$ 8,031

Depreciation and amortization:
Risk assessment services:
Insurance laboratory	$ 3,627	$ 2,140	$ 1,430
Paramedical services	1,161	811	604
Other insurance services	1,383	1,655	1,505
Risk assessment sales group	94	63	72
Total risk assessment services	6,265	4,669	3,611
Clinical:
Healthcare services	5,291	1,957	1,166
Substance abuse testing	1,048	924	1,052
Total clinical	6,339	2,881	2,218
General corporate	4,504	3,487	3,538
Total depreciation and amortization	$17,108	$11,037	$ 9,367

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

Leases

The Company has several noncancelable operating leases, primarily for land and building, and other commitments that expire through 2012. Rental expense for these operating leases during 2004, 2003 and 2002 amounted to $5,875,000, $4,114,000 and $3,288,000, respectively.

Future minimum lease payments and other commitments under these agreements as of December 31, 2004 are:

(in thousands)
2005	$ 4,299
2006	2,881
2007	1,985
2008	1,435
2009	1,186
2010 and thereafter	1,518
$ 13,304

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

(11) Quarterly Financial Data (Unaudited)

A summary of unaudited quarterly results of operations for 2004 and 2003 is as follows:

	Three months ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2004:
Sales	$112,825	$117,483	$117,839	$120,090
Gross profit	35,207	36,876	37,001	38,809
Earnings before income taxes	9,474	10,075	10,286	10,601
Net earnings	5,880	6,287	6,615	7,943
Basic earnings per share	$ 0.35	$ 0.37	$ 0.39	$ 0.46
Diluted earnings per share	$ 0.34	$ 0.36	$ 0.38	$ 0.45

2003:
Sales	$ 81,928	$ 83,963	$ 88,115	$ 92,014
Gross profit	25,838	26,876	27,952	28,279
Earnings before income taxes	7,278	7,931	8,540	8,956
Net earnings	4,551	5,045	5,387	5,749
Basic earnings per share	$ 0.32	$ 0.36	$ 0.39	$ 0.37
Diluted earnings per share	$ 0.27	$ 0.30	$ 0.32	$ 0.33

					Schedule II

LabOne, Inc. and Subsidiaries
Valuation and Qualifying Accounts
Years ended December 31, 2004, 2003 and 2002

Description	Balance at beginning of year	Additions- charged to selling, general and administrative expenses	Charged to other accounts (1)	Deductions- uncollectible accounts	Balance at end of year
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2004	$ 6,123	$ 9,171	$ (1,631)	$ 9,069	$ 4,594
Year ended December 31, 2003	5,081	6,250	3	5,211	6,123
Year ended December 31, 2002	3,249	5,638	216	4,022	5,081

(1) For the year ended December 31, 2004, $1,658 was allocated from the allowance for doubtful accounts to the reserve for contractual adjustments.

See accompanying report of independent registered public accounting firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LabOne, Inc.:

We have audited the accompanying consolidated balance sheets of LabOne, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LabOne, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the PCAOB, the effectiveness of LabOne's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri
March 11, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LabOne, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting that LabOne, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LabOne, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that LabOne, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, LabOne, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

LabOne, Inc. acquired the laboratory operations of The Health Alliance of Greater Cincinnati (Health Alliance) and a drug testing division of NWT, Inc. (Northwest Toxicology) during 2004. Management excluded from its assessment of the effectiveness of LabOne, Inc.'s internal control over financial reporting as of December 31, 2004, Health Alliance's and Northwest Toxicology's internal control over financial reporting associated with total assets of $71.7 million and total revenues of $69.5 million included in the consolidated financial statements of LabOne, Inc. and subsidiaries as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of LabOne, Inc. also excluded an evaluation of the internal control over financial reporting of the laboratory operations of the Health Alliance and Northwest Toxicology.

We also have audited, in accordance with the standards of the PCAOB, the consolidated balance sheets of LabOne, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Kansas City, Missouri
March 11, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of December 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004 to provide reasonable assurance that the control system's objectives would be met.

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The Company's management conducted an evaluation of the Company's internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on its evaluation, management concluded that, as of December 31, 2004, the Company's internal control over financial reporting was effective. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

LabOne acquired the laboratory operations of The Health Alliance of Greater Cincinnati (Health Alliance) and a drug testing division of NWT, Inc. (Northwest Toxicology) during 2004. Management excluded from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, the Company's internal control over financial reporting related to the laboratory operations of the Health Alliance and Northwest Toxicology associated with total assets of $71.7 million and total revenues of $69.5 million included in the Company's consolidated financial statements as of and for the year ended December 31, 2004.

Changes in Internal Control Over Financial Reporting

Except as noted below, there were no changes in the Company's internal controls over financial reporting during the fourth quarter of fiscal 2004 that materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

As previously reported, during the third quarter of 2004, the Company's internal auditors identified a reportable condition in the design and operation of general computer controls related to program changes and access security. The condition was not considered a material weakness. The Company believes it has addressed and remediated the issues identified concerning program changes and access security.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included under the captions entitled "Election of Directors" and "Management of LabOne" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to its annual meeting of stockholders to be held May 26, 2005, is incorporated into Item 10 by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information included under the caption entitled "Executive Compensation" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to its annual meeting of stockholders to be held May 26, 2005, is incorporated into Item 11 by reference, except the information contained in the Proxy Statement under the captions "Compensation Committee Report on Executive Compensation" and "Comparison of Five Year Cumulative Total Return Among LabOne, NASDAQ Composite Index and Peer Group" is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included under the captions entitled "Security Ownership of Management," "Security Ownership of Certain Beneficial Owners" and "Equity Compensation Plan Information" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to its annual meeting of stockholders to be held May 26, 2005, is incorporated into Item 12 by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included under the caption entitled "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to its annual meeting of stockholders to be held May 26, 2005, is incorporated into Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information included under the caption entitled "Audit and Non-audit Fees" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to its annual meeting of stockholders to be held May 26, 2005, is incorporated into Item 14 by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Form 10-K.

Financial Statements and Financial Statement Schedules: See Item 8, "Financial Statements and Supplementary Data," for a list of financial statements.

Exhibits required by Item 601 of Regulation S-K

2.1*	Distribution Agreement, dated December 20, 1996, between the Registrant and Syntroleum Corporation (formerly SLH Corporation) - attached as Exhibit 2(a) to Syntroleum Corporation's Form 10/A (Amendment No. 1) dated February 4, 1997 (File No. 0-21911).
2.2*	Blanket Assignment, Bill of Sale, Deed and Assumption Agreement, dated as of February 28, 1997, between the Registrant and Syntroleum Corporation (formerly SLH Corporation) - attached as Exhibit 2(b) to Syntroleum Corporation's Form 10/A (Amendment No. 1) dated February 4, 1997 (File No. 0-21911).
2.3*	Agreement and Plan of Merger by and between Lab Holdings, Inc. and LabOne, Inc., dated March 7, 1999 - attached as Appendix A to the Joint Proxy Statement/Prospectus filed as a part of the Registrant's Registration Statement on Form S-4, filed July 2, 1999 (File No. 333-76131).
2.4*	Asset Purchase Agreement dated November 28, 2003 by and between LabOne, Inc. and the Health Alliance, for itself and on behalf of certain affiliated entities identified therein, including Amendment No. 1 to the Purchase Agreement dated December 31, 2003 -- attached as exhibit 2.1 to the Registrant's Current Report on Form 8-K filed January 20, 2004.
2.5*	Amendment No. 2 to the Purchase Agreement between LabOne, Inc. and the Health Alliance -- attached as exhibit 2.6 to the Registrant's Annual Report on Form 10-K filed March 12, 2004.
3.1*	Amended Articles of Incorporation - attached as Exhibit B to Appendix A to the Joint Proxy Statement/Prospectus filed as a part of the Registrant's Registration Statement on Form S-4, filed July 2, 1999 (File No. 333-76131).
3.2*	Certificate of Designations, Preferences, Qualifications and Rights of Series A Preferred Stock, dated February 11, 2000 - attached as Exhibit 3.2 to Annual Report on Form 10-K of LabOne, Inc., a Missouri corporation, for the year ended December 31, 1999.
3.3	Amended and Restated Bylaws
4.1*	Trust Indenture dated as of September 1, 1998, between the City of Lenexa, Kansas and Intrust Bank, N.A. related to the issuance of Taxable Industrial Revenue Bonds for the LabOne, Inc. Facility Project - attached as Exhibit 4.1 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Delaware corporation, for the quarter ended September 30, 1998 (File No. 0-15975).
4.2*	Lease Agreement dated as of September 1, 1998, between the City of Lenexa, Kansas and LabOne, Inc. related to the Trust Indenture - attached as Exhibit 4.2 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Delaware corporation, for the quarter ended September 30, 1998 (File No. 0-15975).
4.3*	Reimbursement Agreement dated as of September 1, 1998, between LabOne, Inc. and Commerce Bank, N.A. - attached as Exhibit 4.3 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Delaware corporation, for the quarter ended September 30, 1998 (File No. 0-15975).
4.4*	Amended and Restated Credit Agreement dated August 11, 2004 between LabOne and JPMorgan Chase Bank and Wachovia Bank, National Association -- attached as exhibit 4.1 to the Registrant's Current Report on Form 8-K filed August 12, 2004.
4.5*	Rights Agreement and attached exhibits A, B and C, dated as of February 11, 2000, between the Registrant and American Stock Transfer & Trust Company, - attached as Exhibit 4.1 to the Registrant's Form 8-K Current Report, filed February 14, 2000.
4.6*	Amendment No. 1 to Rights Agreement dated August 31, 2001 between LabOne, Inc. and American Stock Transfer & Trust Company - attached as exhibit 4.6 to the Registrant's Form 8-K Current Report, filed October 5, 2001.
4.7*	Indenture dated as of June 25, 2004, between LabOne, Inc., and Wells Fargo Bank, NA related to the issuance of 3.5% Convertible Senior Debentures -- attached as exhibit 4.1 to the Registrant's Current Report on Form 8-K filed June 28, 2004.
4.8*	Registration rights agreement dated June 25, 2004, between LabOne, Inc., and J. P. Morgan Securities Inc. and Banc of America Securities LLC.-- attached as exhibit 4.3 to the Registrant's Current Report on Form 8-K filed June 28, 2004.
10.1*	Form of Indemnification Agreement entered into between the Company and its directors and the following officers: W. Thomas Grant, II; John W. McCarty; Michael J. Asselta; Joseph C. Benage; Troy L. Hartman; Patrick James; Kent McAllister; Gregg R. Sadler; and Philip A. Spencer. Certain former directors and officers of the Company may also have rights under the Indemnification Agreement pertaining to actions taken while such persons were directors or officers of the Company. - attached as Exhibit 10.10 to the Annual Report on Form 10-K of LabOne, Inc. for the year ended December 31, 1999.
10.2*	Form of Option Agreement with Directors under the Directors' Stock Option Plan, as amended - attached as Exhibit 10.5 to the Registrant's Form 10-Q for the quarter ended September 30, 1998. ***
10.3*	1987 Long-Term Incentive Plan of LabOne, Inc., approved May 16, 1991, with amendments adopted May 21, 1993 and November 9, 1993 - attached as Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993. **
10.4*	Amendment to 1987 Long-Term Incentive Plan of LabOne, Inc., effective February 10, 1995 - attached as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for year ended December 31, 1995. **
10.5*	Amendment to 1987 Long-Term Incentive Plan of LabOne, Inc., effective May 9, 1997 - attached as Exhibit 10.5 to the Annual Report on Form 10-K of LabOne, Inc., a Delaware corporation, for the year ended December 31, 1997 (File No. 0-15975). **
10.6*	1997 Long Term Incentive Plan of LabOne, Inc. - attached as Exhibit 10.1 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Delaware corporation, for the quarter ended June 30, 1998 (File No. 0-15975). **
10.7*	Form of Stock Option Agreement pursuant to the LabOne 1997 Long-Term Incentive Plan - attached as Exhibit 10.2 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Delaware corporation, for the quarter ended June 30, 1998 (File No. 0-15975). **
10.8*	LabOne 2001 Long-Term Incentive Plan, as amended - attached as Appendix A to the Proxy Statement of LabOne, Inc. filed April 17, 2002.**
10.9*	Form of Stock Option Agreements pursuant to the LabOne 2001 Long-Term Incentive Plan - attached as Exhibit 10.8 to the Annual Report on Form 10-K of LabOne, Inc. for the year ended December 31, 2001.**
10.10*	LabOne, Inc. 2000 Stock Purchase Loan Program - attached as Exhibit 10 to the Quarterly Report on Form 10-Q of LabOne, Inc. for the quarter ended September 30, 2000. **
10.11*	LabOne 2005 Incentive Plan-- attached as exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 20, 2005. **
10.12*	Employment Agreement between LabOne, Inc. and W. Thomas Grant II, dated February 11, 2000 - attached as Exhibit 10.18 to the Annual Report on Form 10-K of LabOne, Inc., a Missouri corporation, for the year ended December 31. 2000. **
10.13*	Employment Agreement between LabOne, Inc. and John W. McCarty - attached as Exhibit 10 to the Quarterly Report on Form 10-Q of LabOne, Inc., a Missouri corporation, for the quarter ended March 31, 2000. **
10.14*	Employment Agreement between LabOne, Inc. and Gregg R. Sadler - attached as Exhibit 10.14 to the Annual Report on Form 10-K of LabOne, Inc., a Delaware corporation, for the year ended December 31, 1993 (File No. 0-15975). **
10.15*	Amendment to Employment Agreement between LabOne, Inc. and Gregg R. Sadler - attached as Exhibit 10.13 to the Annual Report on Form 10-K of LabOne, Inc., a Delaware corporation, for the year ended December 31, 1995 (File No. 0-15975). **
10.16*	Employment Agreement between LabOne, Inc. and Joseph C. Benage, dated May 11, 2001 - attached as Exhibit 10.16 to the Annual Report on Form 10-K of LabOne, Inc. for the year ended December 31. 2001. **
10.17	Employment Agreement between LabOne, Inc. and Kent McAllister, dated November 8, 2004. **
10.18	Employment Agreement between LabOne, Inc. and Michael J. Asselta, dated May 11, 2001. **
10.19*	Employment Agreement between LabOne, Inc. and Philip A. Spencer dated November 1, 2003 - attached as Exhibit 10.2 to the Quarterly Report on Form 10-Q of LabOne, Inc. for the period ended September 30, 2004. **
10.20*	Employment Agreement between LabOne, Inc. and L. Patrick James, M.D. dated November 19, 2003 - attached as Exhibit 10.3 to the Quarterly Report on Form 10-Q of LabOne, Inc. for the period ended September 30, 2004. **
10.21*	Amendment to Stock Option Agreements between the Registrant and John W. McCarty dated September 2, 2004 - attached as Exhibit 10.1 to the Quarterly Report on Form 10-Q of LabOne, Inc. for the period ended September 30, 2004. **
10.22*	Transition Services Agreement between the Registrant and John W. McCarty, dated September 2, 2004 - attached as exhibit 10.1 to the Registrant's Form 8-K Current Report, filed September 3, 2004. **
10.23*	First Amendment to Transition Services Agreement between the Registrant and John W. McCarty, dated March 1, 2005 - attached as exhibit 10.1 to the Registrant's Form 8-K Current Report, filed March 3, 2005. **
10.24*	Consulting Services Agreement between the Registrant and John W. McCarty, dated March 1, 2005 - attached as exhibit 10.2 to the Registrant's Form 8-K Current Report, filed March 3, 2005. **
10.25*	Lease Agreement dated as of November 28, 2001, between Townsend Summit LLC and LabOne, Inc. - attached as Exhibit 10.1 to the Quarterly Report on Form 10-Q of LabOne, Inc. for the quarter ended March 31, 2002.
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Powers of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 'SS' 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is accompanying this Annual Report on Form 10-K and is not treated as filed in reliance on Section 601(b)(32) of Regulation S-K.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 'SS' 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is accompanying this Annual Report on Form 10-K and is not treated as filed in reliance on Section 601(b)(32) of Regulation S-K.

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

LabOne, Inc.
By:	/s/ John W. McCarty	By:	/s/ W. Thomas Grant II
	John W. McCarty		W. Thomas Grant II
Title:	Executive V.P. and Chief		Chairman of the Board, President
	Financial Officer		and Chief Executive Officer
Date:	March 15, 2005	Date:	March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 15, 2005 in the capacities indicated.

By:	/s/ W. Thomas Grant II	By:	/s/ John W. McCarty
	W. Thomas Grant II		John W. McCarty
Title:	Chairman of the Board, President	Title:	Executive V.P. and Chief
	and Chief Executive Officer		Financial Officer

By:	*/s/ Jill L. Force	By:	*/s/ John P. Mascotte
	Jill L. Force		John P. Mascotte
Title:	Director	Title:	Director

By:	*/s/ James R. Seward	By:	*/s/ John E. Walker
	James R. Seward		John E. Walker
Title:	Director	Title:	Director

		*By:	/s/ Joseph C. Benage
Joseph C. Benage
Attorney-in-fact