Form 10-Q
period 2005-03-31
LABONE INC/
filed 2005-05-09
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2005

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

Yes /X/    No /  /

Number of shares outstanding of the only class of Registrant's common stock, $.01 par value, as of April 29, 2005 - 17,459,528.

LabOne, Inc.

Form 10-Q for the First Quarter, 2005

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LabOne, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 31,259	$ 24,070
Accounts receivable, net of allowance for doubtful accounts of $5,468 in 2005 and $4,594 in 2004	79,426	73,027
Inventories	7,869	7,473
Prepaid expenses and other current assets	5,796	6,506
Deferred income taxes	6,982	5,556
Total current assets	131,332	116,632

Property, plant and equipment, net	70,367	62,860
Goodwill	138,499	138,163
Intangible assets, net	19,846	20,860
Other long-term assets	4,551	4,707
Total assets	$ 364,595	$ 343,222

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 24,888	$ 20,467
Accrued payroll and benefits	16,199	17,131
Other accrued expenses	9,600	3,381
Current portion of long-term debt	1,854	1,925
Total current liabilities	52,541	42,904

Deferred income taxes	9,034	8,694
Long-term debt	111,501	111,549
Other	145	108
Total liabilities	173,221	163,255

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value per share. Authorized 40,000,000 shares; issued 18,027,729 shares	180	180
Additional paid-in capital	89,014	87,027
Retained earnings	109,841	102,974
Accumulated other comprehensive loss	(138)	(94)
Treasury stock of 591,982 shares in 2005 and 796,260 shares in 2004, at cost	(7,523)	(10,120)
Total stockholders' equity	191,374	179,967
Total liabilities and stockholders' equity	$ 364,595	$ 343,222

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2005	2004

Sales	$ 124,310	$ 112,825
Cost of sales:
Cost of sales expenses	81,841	76,070
Depreciation and amortization	1,555	1,548
Total cost of sales	83,396	77,618
Gross profit	40,914	35,207

Selling, general and administrative:
Selling, general and administrative expenses	25,476	22,064
Depreciation and amortization	2,780	2,431
Total selling, general and administrative	28,256	24,495
Operating earnings	12,658	10,712

Other income (expense):
Interest income	148	6
Interest expense	(1,277)	(1,218)
Other, net	9	(26)
Total other expense, net	(1,120)	(1,238)
Earnings before income taxes	11,538	9,474
Provision for income taxes	4,671	3,594

Net earnings	$ 6,867	$ 5,880

Earnings per common share:
Basic	$ 0.40	$ 0.35
Diluted	$ 0.39	$ 0.34

Weighted average common shares outstanding:
Basic	17,301	16,944
Diluted	17,699	17,424

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2005
(in thousands,except share data)
(unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Comprehensive income	Total stockholders' equity
Balance at December 31, 2004	$ 180	$ 87,027	$ 102,974	$ (94)	$ (10,120)		$ 179,967
Comprehensive income:
Net earnings			6,867			$ 6,867	6,867
Adjustment from foreign currency translation				(44)		(44)	(44)
Comprehensive income						$ 6,823
Stock options exercised (204,208 shares)		288			2,594		2,882
Tax benefit from exercise of stock options		1,699					1,699
Directors' stock compensation (70 shares)					3		3
Balance as of March 31, 2005	$ 180	$ 89,014	$ 109,841	$ (138)	$(7,523)		$ 191,374

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$ 6,867	$ 5,880
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,517	4,385
Provision for loss on accounts receivable	2,994	2,486
Income tax benefit from exercise of stock options	1,699	978
Deferred income taxes	(1,087)	(514)
Directors' stock compensation	3	—
Loss on sale of property, plant and equipment	138	31
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(9,394)	(20,984)
Inventories	(396)	(1,024)
Prepaid expenses and other current assets	711	1,670
Accounts payable	4,421	9,756
Accrued payroll and benefits	(932)	2,970
Other accrued expenses	4,053	3,062
Other	19	(194)
Net cash provided by operations	13,613	8,502

Cash flows from investing activities:
Capital expenditures	(8,816)	(3,617)
Acquisition of businesses	(347)	(57,167)
Proceeds from sale of property, plant, and equipment	—	15
Acquisition of patents	—	(16)
Net cash used in investing activities	(9,163)	(60,785)

Cash flows from financing activities:
Net proceeds on line of credit	—	48,747
Payments on other long-term debt	(120)	(119)
Proceeds from exercise of stock options	2,882	2,270
Net cash provided by financing activities	2,762	50,898
Effect of foreign currency translation on cash	(23)	(77)
Net increase (decrease) in cash and cash equivalents	7,189	(1,462)
Cash and cash equivalents at beginning of period	24,070	4,651
Cash and cash equivalents at end of period	$ 31,259	$ 3,189

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$ 315	$ 92
Interest	232	686

Supplemental schedule of non-cash investing and financing activities:
Details of acquisitions:
Fair value of assets acquired	$ 347	$ 57,223
Liabilities assumed	—	(56)
Cash paid for acquisitions	$ 347	$ 57,167

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(1) Basis of Presentation

Description of Business

LabOne, Inc. ("LabOne" or the "Company") is is a diagnostic services provider. The services and information LabOne and its subsidiaries provide include: risk assessment information services for the insurance industry; diagnostic healthcare testing; and substance abuse testing services and related employee qualification products.

The financial information furnished herein as of March 31, 2005, and for the periods ended March 31, 2005 and 2004, is unaudited; however, in the opinion of management, it reflects all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. The balance sheet information as of December 31, 2004 has been derived from the audited consolidated financial statements as of that date. The financial statements have been prepared in conformity with generally accepted accounting principles in the United States appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

The financial information herein is not necessarily representative of a full year's operations because levels of sales, capital additions and other factors fluctuate throughout the year. These same considerations apply to all year-to-year comparisons. Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. These condensed, consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

(2) Earnings Per Share

Basic earnings per share is computed using net earnings divided by the weighted average number of common shares outstanding. Diluted earnings per share includes the effects of outstanding stock options. There was no dilutive effect of conversion of the debentures as the market price of LabOne common stock was below the conversion price and the par value of the debentures would be settled in cash. Subject to adjustment under certain circumstances as described in the terms of the convertible debentures, the conversion obligation is generally based upon the product of the conversion rate then in effect (25.4463 as of March 31, 2005) and the closing price of LabOne common stock over the measurement period. Should the debentures become convertible under the terms of the conversion rights with a stock price of $51.09 over the measurement period, the conversion obligation would be approximately $1,300 (25.4463 x $51.09), and the settlement upon conversion would consist of $1,000 cash and 5.87 shares ($300/$51.09) of common stock, per $1,000 principal amount of debentures converted, assuming none of the adjustment provisions in the debenture applied to such calculation.

The following table reconciles the weighted average common shares used in the basic earnings per share calculation and the weighted average common shares and common share equivalents used in the diluted earnings per share calculation:
	Three Months Ended
	March 31,
	2005	2004
	(in thousands)
Weighted average common shares for basic earnings per share	17,301	16,944
Dilutive effect of employee stock options	398	480
Weighted average common shares for dilutive earnings per share	17,699	17,424

(3) Stock-based Compensation

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

Three Months Ended
March 31,
	2005	2004
(in thousands)
Net earnings, as reported	$ 6,867	$ 5,880
Deduct total stock-based employee compensation expense determined under fair-value based method for all stock options, net of tax	(535)	(372)
Pro forma net earnings	$ 6,332	$ 5,508

Basic earnings per share:
As reported	$ 0.40	$ 0.35
Pro forma	$ 0.37	$ 0.32

Diluted earnings per share:
As reported	$ 0.39	$ 0.34
Pro forma	$ 0.36	$ 0.32

(4) Business Segment Information

The Company operates principally in two lines of business: risk assessment services and clinical. Risk assessment services is segregated into insurance laboratory, paramedical services and other insurance services. Clinical is segregated into healthcare services and substance abuse testing.

Following is a summary of segment information:

	Three Months Ended
	March 31,
	2005	2004
	(in thousands)
Sales:
Risk assessment services:
Insurance laboratory	$ 21,004	$ 21,851
Paramedical services	27,674	24,385
Other insurance services	18,416	17,203
Total risk assessment services	67,094	63,439
Clinical:
Healthcare services	46,029	41,431
Substance abuse testing	11,187	7,955
Total clinical	57,216	49,386
Total	$ 124,310	$ 112,825

Operating earnings:
Risk assessment services:
Insurance laboratory	$ 8,890	$ 8,742
Paramedical services	2,858	2,608
Other insurance services	2,659	2,432
Risk assessment sales group	(1,696)	(1,478)
Total risk assessment services	12,711	12,304
Clinical:
Healthcare services	9,642	6,812
Substance abuse testing	1,369	1,314
Total clinical	11,011	8,126
General corporate expenses	(11,064)	(9,718)
Total other expenses, net	(1,120)	(1,238)
Earnings before income taxes	11,538	9,474
Provision for income taxes	4,671	3,594
Net earnings	$ 6,867	$ 5,880

(5) Commitments and Contingencies

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

(6) Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of income. The accounting provisions of SFAS 123R are effective for fiscal periods beginning after June 15, 2005. The Securities and Exchange Commission has delayed implementation of this pronouncement to the beginning of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.

In September, 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") reached a conclusion on EITF Issue No. 04-8 "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share." Contingently convertible debt instruments ("Co-Cos") are subject to the if-converted method under SFAS No. 128, "Earnings Per Share" (SFAS No. 128), regardless of whether a stock price-related conversion contingency included in the instrument has been met. Under prior interpretations of SFAS No. 128, issuers of Co-Cos exclude the potential common shares underlying the Co-Cos from the calculation of diluted earnings per share until the market price or other contingency is met. The effective date of EITF 04-8 is for periods ending after December 15, 2004. The Company accounts for the debentures in accordance with the EITF. As of March 31, 2005, there was no dilutive effect of conversion of the debentures as the market price of LabOne common stock was below the conversion price, and the par value of the debentures would be settled in cash.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

LabOne is a diagnostic services provider. The services and information LabOne and its subsidiaries provide include: risk assessment information services for the insurance industry; diagnostic healthcare testing; and substance abuse testing services and related employee qualification products. LabOne's strategy for growth is to (a) continue organic growth in all business segments by maintaining a superior level of service at competitive prices, improved marketing and expanded service offerings to clients; (b) expand managed care relationships; (c) acquire additional laboratory testing and other related businesses; (d) maintain existing competitive advantages of strategically located centralized laboratory facilities, logistics, service and quality levels, and insurance relationships and service offerings; and (e) expand electronic data connectivity capabilities with clients.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q may contain "forward-looking statements," including, but not limited to, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements, and statements of the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "will be," "intended," "continue," "believe," "may," "hope," "anticipate," "goal," "forecast," "plan," "estimate" or variations thereof. Forward-looking statements are not guarantees of future performance or results. Forward-looking statements are based on estimates, forecasts and assumptions involving risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in such forward-looking statements. The uncertainties, risks and assumptions referred to above include, but are not limited to, those described under "Factors Affecting the Company's Future Performance" in Item 7 detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. Investors are cautioned not to put undue reliance on any forward-looking statement.

RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA
	Three Months Ended March 31,
	2005		2004
	(in thousands)
Revenues:
Risk assessment services
Insurance laboratory	$ 21,004	17%	$ 21,851	19%
Paramedical services	27,674	22%	24,385	22%
Other insurance services	18,416	15%	17,203	15%
Total risk assessment services	67,094	54%	63,439	56%
Clinical
Healthcare services	46,029	37%	41,431	37%
Substance abuse testing	11,187	9%	7,955	7%
Total clinical	57,216	46%	49,386	44%
Total	$124,310	100%	$112,825	100%

Total laboratory services revenue	$ 78,220		$ 71,237

Volumes:
Risk assessment services (applicants)
Insurance laboratory	1,177		1,290
Paramedical services	360		318
Clinical (requisitions)
Healthcare services	1,157		1,063
Substance abuse testing	855		630

FIRST QUARTER ANALYSIS

Revenue for the quarter ended March 31, 2005, was $124.3 million compared to $112.8 million in the first quarter 2004. The increase of $11.5 million, or 10%, was due to increases in clinical healthcare revenue of $4.6 million, risk assessment revenue of $3.7 million and clinical SAT revenue of $3.2 million. Risk assessment revenue increased to $67.1 million from $63.4 million in the first quarter 2004 due primarily to increases of $3.3 million in paramedical services and $1.1 million in other insurance services, partially offset by a decrease in insurance laboratory services of $0.8 million. Paramedical services revenue increased due to an increase in the number of paramedical exams performed for new and existing customer accounts and $2.0 million of revenue from the acquisition of a Canadian paramedical provider in April 2004. Other insurance services increased primarily due to growth in medical records retrieval. Insurance laboratory revenue decreased 4% due to a decline in the number of applicants tested, partially offset by an increase in the average revenue per applicant. During the first quarter 2005, healthcare services revenue increased to $46.0 million from $41.4 million in 2004 due to an increase in organic testing volumes and an increase in average revenue per patient. SAT revenue increased $3.2 million to $11.2 million in the first quarter 2005 from $8.0 million in 2004 due to the impact of Northwest Toxicology for the full quarter in 2005 and a 23% increase in organic testing volumes. Northwest Toxicology, which was acquired March 2004, accounted for $1.7 million of this increase. Total laboratory services revenue from risk assessment and clinical was $78.2 million as compared to $71.2 million in the first quarter 2004.

Cost of sales increased $5.8 million, or 7%, in the first quarter 2005 as compared to the prior year, due primarily to increases in paramedical services, physician report expenses and payroll expense. Paramedical services increased primarily due to continued growth of the ExamOne paramedical operations and the acquisition of a Canadian paramedical provider. Physician report expenses increased due to increased sales. Payroll increased due to increased specimen volume in the healthcare and substance abuse laboratory testing segment and growth of insurance services. Risk assessment cost of sales, including all of the above mentioned factors, increased to $49.0 million in 2005 from $46.4 million in the first quarter 2004. Clinical healthcare cost of sales increased to $26.3 million as compared to $25.7 million in the first quarter 2004. Clinical SAT cost of sales expenses increased to $8.1 million as compared to $5.5 million in the first quarter 2004 primarily due to the full quarter of expenses related to Northwest Toxicology in 2005.

As a result of the above factors, gross profit for the quarter increased $5.7 million, or 16%, from $35.2 million in 2004 to $40.9 million in 2005. Risk assessment gross profit increased $1.1 million, or 6%, to $18.1 million in the first quarter 2005. Clinical healthcare gross profit increased $4.0 million, or 25%, to $19.7 million in 2005 from $15.7 million in 2004. Clinical SAT gross profit increased $0.7 million, or 27%, to $3.1 million in 2005 from $2.4 million in the first quarter last year.

Selling, general and administrative expenses increased $3.8 million, or 15%, in the first quarter 2005 as compared to the prior year. This increase is primarily due to increases in payroll and bad debt accruals. Risk assessment overhead expenditures increased to $5.4 million in 2005 from $4.8 million in the first quarter 2004. Clinical healthcare overhead expenditures increased to $10.0 million as compared to $8.9 million in 2004 due to increases in payroll expense and bad debt accruals. Clinical SAT overhead expenditures increased to $1.7 million as compared to $1.1 million in 2004 due to the inclusion of a full quarter of expense related to Northwest Toxicology. Corporate overhead expenses increased to $11.1 million from $9.7 million in the first quarter 2004 primarily due to increases in payroll and software maintenance expenses.

Operating earnings increased 18% from $10.7 million in the first quarter 2004 to $12.7 million in 2005. Risk assessment services operating earnings increased 3% to $12.7 million in 2005 as compared to $12.3 million in the first quarter 2004. Clinical healthcare services operating income increased 42% to $9.6 million in 2005 as compared to $6.8 million in 2004 reflecting increased capacity utilization and continued improvements in cost reduction initiatives. Clinical SAT operating earnings increased 4% to $1.4 million in the first quarter 2005 as compared to $1.3 million in 2004. Clinical SAT operating earnings were impacted by the voluntary discontinuation of hair testing at Northwest Toxicology in 2004 and expenses related to moving into the new facility in Salt Lake City during the first quarter 2005. Corporate operating expenses increased 14% to $11.1 million compared to $9.7 million in the first quarter 2004.

Non operating expenses decreased $0.1 million primarily due to an increase in interest income. The effective income tax rate increased to 40% in the first quarter 2005 as compared to 38% in 2004 due to the recognition of state tax credits in the first quarter 2004.

The combined effect of the above factors resulted in net earnings of $6.9 million, or $0.39 per diluted share in the first quarter 2005, compared to $5.9 million, or $0.34 per diluted share in 2004.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

LabOne's working capital position increased by $5.1 million to $78.8 million as of March 31, 2005 from $73.7 million as of December 31, 2004 primarily due to cash flow from operations. Net cash provided by operations was $13.6 million as compared to $8.5 million in the first quarter of 2004. The increase is due to higher net income and slower growth in accounts receivable. Total cash and cash equivalents as of March 31, 2005, were $31.3 million compared to $24.1 million as of December 31, 2004. Management expects to be able to fund operations from a combination of cash flow from operations and borrowings under its credit facility.

During the first quarter 2005, the Company spent $8.8 million for capital expenditures including $3.7 million in Cincinnati and $2.7 million for IT related software and hardware. During the first quarter 2004, the Company spent $57.2 million on acquisitions and $3.6 million for capital expenditures. Acquisitions included $43.9 million for Alliance Laboratory Services and $12.2 million for Northwest Toxicology.

Borrowings under the Company's revolving credit facility at the end of the first quarter 2005 were $0.8 million. As of April 29, 2005, the interest rate applicable to borrowings under the credit facility was 4.8%. The credit facility requires a commitment fee ranging from 0.375% to 0.5% on the unused portion of the commitment. Based on covenants as of March 31, 2005, $80.3 million of the remaining $174.2 million was available for borrowing.

As of March 31, 2005, the Company had $9.0 million outstanding of industrial revenue bonds issued to finance the construction of the Company's Lenexa facility. Interest on the industrial revenue bonds is based on a taxable seven-day variable rate which, including letter of credit and remarketing fees, was approximately 4.0% as of April 29, 2005.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk.

Market risk exists due to the Company's fixed rate convertible senior debentures. The table below provides information regarding interest rate risk related to fixed-rate debt as of March 31, 2005. The fair value of the Company's convertible senior debentures due June 15, 2034 has been calculated based on the quoted market prices at March 31, 2005. The market price for the convertible senior debentures reflects the combination of debt and the conversion option component of the convertible instrument.

	Book value	Fair value
Convertible senior debentures (in thousands)	$103,500	$109,889
Interest rate	3.50%

A foreign currency risk exposure exists due to sales in Canada in Canadian dollars and the direct laboratory expenses associated with this revenue being incurred in US dollars. This exposure is not considered to be material.

ITEM 4 - Controls and Procedures.

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the control system's objectives would be met.

There were no changes in the Company's internal controls over financial reporting during the first quarter of fiscal 2005 that materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6 - Exhibits

10.1 Second Amendment to John W. McCarty Stock Option Agreements

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

LabOne, Inc.

Date: May 9, 2005	By /s/ John W. McCarty John W. McCarty Executive V.P. and Chief Financial Officer