Form 10-Q
period 2005-06-30
LABONE INC/
filed 2005-08-09
CIK 830158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2005

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

Yes /X/    No /  /

Number of shares outstanding of the only class of Registrant's common stock, $.01 par value, as of July 29, 2005 - 17,489,058.

LabOne, Inc.

Form 10-Q for the Second Quarter, 2005

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LabOne, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 24,322	$ 24,070
Accounts receivable, net of allowance for doubtful accounts of $5,567 in 2005 and $4,594 in 2004	80,659	73,027
Inventories	7,800	7,473
Prepaid expenses and other current assets	5,429	6,506
Deferred income taxes	8,644	5,556
Total current assets	126,854	116,632

Property, plant and equipment, net	82,011	62,860
Goodwill	138,559	138,163
Intangible assets, net	18,833	20,860
Other long-term assets	4,344	4,707
Total assets	$ 370,601	$ 343,222

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 27,872	$ 20,467
Accrued payroll and benefits	14,740	17,131
Other accrued expenses	3,952	3,381
Current portion of long-term debt	1,850	1,925
Total current liabilities	48,414	42,904

Deferred income taxes	9,859	8,694
Long-term debt	111,494	111,549
Other	211	108
Total liabilities	169,978	163,255

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value per share. Authorized 40,000,000 shares; issued 18,027,729 shares	180	180
Additional paid-in capital	89,826	87,027
Retained earnings	117,664	102,974
Accumulated other comprehensive loss	(187)	(94)
Treasury stock of 539,785 shares in 2005 and 796,260 shares in 2004, at cost	(6,860)	(10,120)
Total stockholders' equity	200,623	179,967
Total liabilities and stockholders' equity	$ 370,601	$ 343,222

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues	$ 127,648	$ 117,483	$ 251,959	$ 230,308
Cost of sales:
Cost of sales expenses	84,462	78,932	166,302	155,002
Depreciation and amortization	1,744	1,675	3,300	3,223
Total cost of sales	86,206	80,607	169,602	158,225
Gross profit	41,442	36,876	82,357	72,083

Selling, general and administrative:
Selling, general and administrative expenses	24,608	23,226	50,084	45,290
Depreciation and amortization	3,000	2,401	5,780	4,832
Total selling, general and administrative	27,608	25,627	55,864	50,122
Operating earnings	13,834	11,249	26,493	21,961

Other income (expense):
Interest income	188	61	337	67
Interest expense	(1,275)	(1,256)	(2,552)	(2,474)
Other, net	(89)	21	(80)	(5)
Total other expense, net	(1,176)	(1,174)	(2,295)	(2,412)
Earnings before income taxes	12,658	10,075	24,198	19,549
Provision for income taxes	4,836	3,788	9,508	7,382

Net earnings	$ 7,822	$ 6,287	$ 14,690	$ 12,167

Earnings per common share:
Basic	$ 0.45	$ 0.37	$ 0.84	$ 0.72
Diluted	$ 0.44	$ 0.36	$ 0.83	$ 0.70

Weighted average common shares outstanding:
Basic	17,470	17,060	17,386	17,002
Diluted	17,874	17,473	17,790	17,448

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2005
(in thousands,except share data)
(unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Comprehensive income	Total stockholders' equity
Balance at December 31, 2004	$ 180	$ 87,027	$ 102,974	$ (94)	$ (10,120)		$ 179,967
Comprehensive income:
Net earnings			14,690			$ 14,690	14,690
Adjustment from foreign currency translation				(93)		(93)	(93)
Comprehensive income						$ 14,597
Stock options exercised (255,125 shares)		596			3,243		3,839
Tax benefit from exercise of stock options		2,059					2,059
Stock-based compensation		109					109
Directors' stock compensation (1,350 shares)		35			17		52
Balance as of June 30, 2005	$ 180	$ 89,826	$ 117,664	$ (187)	$(6,860)		$ 200,623

See accompanying notes to consolidated financial statements.

LabOne, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$ 14,690	$ 12,167
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,446	8,852
Provision for loss on accounts receivable	5,242	4,893
Income tax benefit from exercise of stock options	2,059	1,378
Deferred income taxes	(1,924)	(714)
Stock-based compensation	109	—
Directors' stock compensation	52	50
Loss on sale of property, plant and equipment	113	62
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(12,875)	(16,391)
Inventories	(327)	(595)
Prepaid expenses and other current assets	1,078	903
Accounts payable	7,405	7,566
Accrued payroll and benefits	(2,391)	2,716
Other accrued expenses	541	570
Other	130	(147)
Net cash provided by operations	23,348	21,310

Cash flows from investing activities:
Capital expenditures	(26,420)	(8,830)
Acquisition of businesses	(392)	(60,027)
Proceeds from sale of property, plant, and equipment	71	23
Acquisition of patents	(4)	(24)
Net cash used in investing activities	(26,745)	(68,858)

Cash flows from financing activities:
Net payments on line of credit	—	(44,253)
Net proceeds (related costs) from issuance of convertible debentures	(25)	87,200
Payments on other long-term debt	(119)	(199)
Proceeds from exercise of stock options	3,839	3,332
Net cash provided by financing activities	3,695	46,080
Effect of foreign currency translation on cash	(46)	(108)
Net increase (decrease) in cash and cash equivalents	252	(1,576)
Cash and cash equivalents at beginning of period	24,070	4,651
Cash and cash equivalents at end of period	$ 24,322	$ 3,075

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$ 8,691	$ 6,668
Interest	2,289	1,798

Supplemental schedule of non-cash investing and financing activities:
Details of acquisitions:
Fair value of assets acquired	$ 392	$ 60,843
Liabilities assumed	—	(816)
Cash paid for acquisitions	$ 392	$ 60,027

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

The financial information furnished herein as of June 30, 2005, and for the periods ended June 30, 2005 and 2004, is unaudited; however, in the opinion of management, it reflects all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. The balance sheet information as of December 31, 2004 has been derived from the audited consolidated financial statements as of that date. The financial statements have been prepared in conformity with generally accepted accounting principles in the United States appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

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

(2) Earnings Per Share

Basic earnings per share is computed using net earnings divided by the weighted average number of common shares outstanding. Diluted earnings per share includes the effects of outstanding stock options and the dilutive effect of the convertible debentures. The par value of the debentures would be settled in cash. Subject to adjustment under certain circumstances as described in the terms of the convertible debentures, the conversion obligation is generally based upon the product of the conversion rate then in effect (25.4463 as of June 30, 2005) and the closing price of LabOne common stock over the measurement period. Should the debentures become convertible under the terms of the conversion rights with a stock price of $51.09 over the measurement period, the conversion obligation would be approximately $1,300 (25.4463 x $51.09), and the settlement upon conversion would consist of $1,000 cash and 5.87 shares ($300/$51.09) of common stock, per $1,000 principal amount of debentures converted, assuming none of the adjustment provisions in the debenture applied to such calculation.

The following table reconciles the weighted average common shares used in the basic earnings per share calculation and the weighted average common shares and common share equivalents used in the diluted earnings per share calculation:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)
Weighted average common shares for basic earnings per share	17,470	17,060	17,386	17,002
Dilutive effect of employee stock options	393	413	398	446
Dilutive effect of convertible debentures	11	—	6	—
Weighted average common shares for dilutive earnings per share	17,874	17,473	17,790	17,448

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(in thousands)
Net earnings, as reported	$ 7,822	$ 6,287	$ 14,690	$ 12,167
Deduct total stock-based employee compensation expense determined under fair-value based method for all stock options, net of tax	(529)	(365)	(1,064)	(745)
Pro forma net earnings	$ 7,293	$ 5,922	$ 13,626	$ 11,422

Basic earnings per share:
As reported	$ 0.45	$ 0.37	$ 0.84	$ 0.72
Pro forma	$ 0.42	$ 0.35	$ 0.78	$ 0.67

Diluted earnings per share:
As reported	$ 0.44	$ 0.36	$ 0.83	$ 0.70
Pro forma	$ 0.41	$ 0.34	$ 0.77	$ 0.65

(4) Business Segment Information

The Company operates principally in two lines of business: risk assessment services and clinical. Risk assessment services is segregated into insurance laboratory, paramedical services and other insurance services. Clinical is segregated into healthcare services and substance abuse testing.

Following is a summary of segment information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)
Revenues:
Risk assessment services:
Insurance laboratory	$ 20,753	$ 22,722	$ 41,758	$ 44,523
Paramedical services	27,696	25,285	55,370	49,670
Other insurance services	18,893	18,110	37,309	35,363
Total risk assessment services	67,342	66,117	134,437	129,556
Clinical:
Healthcare services	47,512	40,603	93,541	82,034
Substance abuse testing	12,794	10,763	23,981	18,718
Total clinical	60,306	51,366	117,522	100,752
Total	$ 127,648	$ 117,483	$ 251,959	$ 230,308

Operating earnings:
Risk assessment services:
Insurance laboratory	$ 8,047	$ 9,640	$ 16,929	$ 18,333
Paramedical services	2,800	2,722	5,658	5,330
Other insurance services	2,043	2,944	4,701	5,425
Risk assessment sales group	(1,542)	(1,655)	(3,237)	(3,132)
Total risk assessment services	11,348	13,651	24,051	25,956
Clinical:
Healthcare services	11,040	5,485	20,697	12,297
Substance abuse testing	2,377	1,816	3,740	3,130
Total clinical	13,417	7,301	24,437	15,427
General corporate expenses	(10,931)	(9,703)	(21,995)	(19,422)
Total other expenses, net	(1,176)	(1,174)	(2,295)	(2,412)
Earnings before income taxes	12,658	10,075	24,198	19,549
Provision for income taxes	4,836	3,788	9,508	7,382
Net earnings	$ 7,822	$ 6,287	$ 14,690	$ 12,167

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

(6) Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. Due to the Securities and Exchange Commission's delay of the effective date of this pronouncement, the Company plans to adopt the accounting provisions of SFAS 123R for the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.

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

(7) Subsequent event

On August 8, 2005, LabOne announced that it had entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of August 8, 2005, by and among LabOne, Quest Diagnostics Incorporated ("Quest") and Fountain, Inc., a wholly-owned subsidiary of Quest ("Merger Sub"), pursuant to which Merger Sub will merge (the "Merger") with and into LabOne, with LabOne continuing as the surviving corporation.

Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock, par value $.01 per share, of LabOne, other than any shares owned by LabOne or by any of its subsidiaries and any shares owned by Quest or Merger Sub or any shares owned by any shareholders who are entitled to and who properly exercise dissenters' rights under Missouri law, will be converted into the right to receive $43.90 in cash, without interest. As described below, it is anticipated that all outstanding options to purchase shares of common stock outstanding immediately prior to the effectiveness of the Merger will be canceled and converted into the right to receive $43.90 per share of common stock underlying such options less the exercise price thereof, without interest, subject to applicable tax withholding. Upon consummation of the Merger, the holders of LabOne's 3.5% Convertible Senior Debentures (the "Debentures") in the aggregate principal amount of $103.5 million will have the right to receive such principal amount, plus a specified premium and accrued interest, in an aggregate cash amount of approximately $132 million.

Consummation of the Merger is subject to customary conditions, including (i) approval by the holders of at least two-thirds of LabOne's outstanding common stock, (ii) absence of any law or order prohibiting the closing, (iii) expiration or termination of the Hart-Scott-Rodino waiting period, (iv) subject to certain exceptions, the accuracy of the representations and warranties, and (v) material compliance of each party with its covenants under the merger agreement. LabOne, Quest and Merger Sub have each agreed, subject to certain limitations, to use their reasonable best efforts to take actions required in connection with obtaining such approvals.

The Merger Agreement includes covenants of LabOne that the businesses of LabOne and its subsidiaries will be conducted in all material respects only in the ordinary course of business and in a manner consistent with past practice and that LabOne and its subsidiaries will not take certain actions without the consent of Quest (which may not be unreasonably withheld or delayed), such as engaging in acquisitions of businesses, entering into certain agreements and incurring additional indebtedness for borrowed money in excess of specified amounts.

The Merger Agreement contains certain termination rights for both LabOne and Quest, and further provides that, upon termination of the Merger Agreement under specified circumstances (including entering into a definitive agreement with a third party for a financially superior offer), LabOne may be required to pay Quest a termination fee of $26,500,000.

A copy of the Merger Agreement was filed as Exhibit 2.1 to a Current Report on Form 8-K of LabOne filed on August 8, 2005. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

On August 8, 2005, LabOne announced that it had entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of August 8, 2005, by and among LabOne, Quest Diagnostics Incorporated ("Quest") and Fountain, Inc., a wholly-owned subsidiary of Quest ("Merger Sub"), pursuant to which Merger Sub will merge (the "Merger") with and into LabOne, with LabOne continuing as the surviving corporation.

Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock, par value $.01 per share, of LabOne, other than any shares owned by LabOne or by any of its subsidiaries and any shares owned by Quest or Merger Sub or any shares owned by any shareholders who are entitled to and who properly exercise dissenters' rights under Missouri law, will be converted into the right to receive $43.90 in cash, without interest. As described below, it is anticipated that all outstanding options to purchase shares of common stock outstanding immediately prior to the effectiveness of the Merger will be canceled and converted into the right to receive $43.90 per share of common stock underlying such options less the exercise price thereof, without interest, subject to applicable tax withholding. Upon consummation of the Merger, the holders of LabOne's 3.5% Convertible Senior Debentures (the "Debentures") in the aggregate principal amount of $103.5 million will have the right to receive such principal amount, plus a specified premium and accrued interest, in an aggregate cash amount of approximately $132 million.

Consummation of the Merger is subject to customary conditions, including (i) approval by the holders of at least two-thirds of LabOne's outstanding common stock, (ii) absence of any law or order prohibiting the closing, (iii) expiration or termination of the Hart-Scott-Rodino waiting period, (iv) subject to certain exceptions, the accuracy of the representations and warranties, and (v) material compliance of each party with its covenants under the merger agreement. LabOne, Quest and Merger Sub have each agreed, subject to certain limitations, to use their reasonable best efforts to take actions required in connection with obtaining such approvals.

The Merger Agreement includes covenants of LabOne that the businesses of LabOne and its subsidiaries will be conducted in all material respects only in the ordinary course of business and in a manner consistent with past practice and that LabOne and its subsidiaries will not take certain actions without the consent of Quest (which may not be unreasonably withheld or delayed), such as engaging in acquisitions of businesses, entering into certain agreements and incurring additional indebtedness for borrowed money in excess of specified amounts.

The Merger Agreement contains certain termination rights for both LabOne and Quest, and further provides that, upon termination of the Merger Agreement under specified circumstances (including entering into a definitive agreement with a third party for a financially superior offer), LabOne may be required to pay Quest a termination fee of $26,500,000.

A copy of the Merger Agreement was filed as Exhibit 2.1 to a Current Report on Form 8-K of LabOne filed on August 8, 2005. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement.

Overview

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

RESULTS OF OPERATIONS

SECOND QUARTER ANALYSIS

	Three Months Ended June 30,
	2005		2004
	(in thousands)
Revenues:
Risk assessment services
Insurance laboratory	$ 20,753	16%	$ 22,722	19%
Paramedical services	27,696	22%	25,285	22%
Other insurance services	18,893	15%	18,110	15%
Total risk assessment services	67,342	53%	66,117	56%
Clinical
Healthcare services	47,512	37%	40,603	35%
Substance abuse testing	12,794	10%	10,763	9%
Total clinical	60,306	47%	51,366	44%
Total	$127,648	100%	$117,483	100%

Total laboratory services revenue	$ 81,059		$ 74,088

Volumes:
Risk assessment services (applicants)
Insurance laboratory	1,173		1,324
Paramedical services	364		326
Clinical (requisitions)
Healthcare services	1,129		1,054
Substance abuse testing	937		843

Revenue for the quarter ended June 30, 2005, was $127.6 million compared to $117.5 million in the second quarter 2004. The increase of $10.1 million, or 9%, was due to increases in clinical healthcare revenue of $6.9 million, clinical SAT revenue of $2.0 million and risk assessment revenue of $1.2 million. During the second quarter 2005, healthcare services revenue increased to $47.5 million from $40.6 million in 2004 due to a 7% increase in organic testing volumes and an 11% increase in average revenue per patient. Average revenue per patient increased due to an increase in average Lab Card revenue, conversion of a capitated agreement into a fee for service agreement, and the increased usage of tests with a higher average sales price. SAT revenue increased to $12.8 million in the second quarter 2005 from $10.8 million in 2004 due to an 11% increase in organic testing volumes. Risk assessment revenue increased to $67.3 million from $66.1 million in the second quarter 2004 due primarily to increases of $2.4 million in paramedical services and $0.8 million in other insurance services, partially offset by a decrease in insurance laboratory services of $2.0 million. Paramedical services revenue increased due to an increase in the number of paramedical exams performed for new and existing customer accounts. Other insurance services increased primarily due to growth in medical records retrieval. Insurance laboratory revenue decreased 9% due to a decline in the number of applicants tested, partially offset by an increase in the average revenue per applicant. Total laboratory services revenue from risk assessment and clinical was $81.1 million as compared to $74.1 million in the second quarter 2004.

Cost of sales increased $5.6 million, or 7%, in the second quarter 2005 as compared to the prior year, due primarily to increases in payroll expense, paramedical services and medical records retrieval fees. Payroll increased due to increased testing volumes in the healthcare and substance abuse laboratory testing segment and growth of other insurance services. Paramedical services expense increased due to an increase in the number of paramedical exams performed. Medical records retrieval expenses increased due to increased sales. Risk assessment cost of sales, including all of the above mentioned factors, increased to $50.7 million in 2005 from $47.5 million in the second quarter 2004. Clinical healthcare cost of sales increased to $26.8 million as compared to $25.8 million in the second quarter 2004. Clinical SAT cost of sales expenses increased to $8.7 million as compared to $7.4 million in the second quarter 2004 primarily due to increased specimen volume and a transition to more oral fluid drug testing.

As a result of the above factors, gross profit for the quarter increased $4.6 million, or 12%, from $36.9 million in 2004 to $41.4 million in 2005. Risk assessment gross profit decreased $2.0 million, or 11%, to $16.6 million in the second quarter 2005. Clinical healthcare gross profit increased $5.9 million, or 40%, to $20.8 million in 2005 from $14.8 million in 2004. Clinical SAT gross profit increased $0.7 million, or 20%, to $4.1 million in 2005 from $3.4 million in the second quarter last year.

Selling, general and administrative expenses increased $2.0 million, or 8%, in the second quarter 2005 as compared to the prior year. This increase is primarily due to increases in payroll, depreciation and legal expenses. Risk assessment overhead expenditures increased to $5.3 million in 2005 from $5.0 million in the second quarter 2004. Clinical healthcare overhead expenditures increased to $9.7 million as compared to $9.4 million in 2004 due to increases in payroll expense and depreciation. Clinical SAT overhead expenditures increased to $1.7 million as compared to $1.6 million in 2004. Corporate overhead expenses increased to $10.9 million from $9.7 million in the second quarter 2004 primarily due to increases in depreciation, software maintenance and payroll expenses.

Operating earnings increased 23% from $11.2 million in the second quarter 2004 to $13.8 million in 2005. Risk assessment services operating earnings decreased 17% to $11.3 million in 2005 as compared to $13.7 million in the second quarter 2004. Clinical healthcare services operating earnings increased 101% to $11.0 million in 2005 as compared to $5.5 million in 2004 reflecting an increase in average selling price per patient, increased capacity utilization and continued improvements in cost reduction initiatives including reduced expenses for outside laboratory services and lower lab supplies expense per specimen. Clinical SAT operating earnings increased 31% to $2.4 million in the second quarter 2005 as compared to $1.8 million in 2004. Corporate operating expenses increased 13% to $10.9 million compared to $9.7 million in the second quarter 2004.

Non operating expenses were flat as compared to last year. The effective income tax rate was 38% in the second quarter 2005 as compared to 38% in 2004.

The combined effect of the above factors resulted in net earnings of $7.8 million, or $0.44 per diluted share in the second quarter 2005, compared to $6.3 million, or $0.36 per diluted share in 2004.

YEAR TO DATE ANALYSIS

	Six Months Ended June 30,
	2005		2004
	(in thousands)
Revenues:
Risk assessment services
Insurance laboratory	$ 41,758	17%	$ 44,523	19%
Paramedical services	55,370	22%	49,670	22%
Other insurance services	37,309	15%	35,363	15%
Total risk assessment services	134,437	53%	129,556	56%
Clinical
Healthcare services	93,541	37%	82,034	36%
Substance abuse testing	23,981	10%	18,718	8%
Total clinical	117,522	47%	100,752	44%
Total	$251,959	100%	$230,308	100%

Total laboratory services revenue	$ 159,280		$ 145,275

Volumes:
Risk assessment services (applicants)
Insurance laboratory	2,350		2,614
Paramedical services	723		643
Clinical (requisitions)
Healthcare services	2,222		2,120
Substance abuse testing	1,792		1,472

Revenue for the six month period ended June 30, 2005, was $252.0 million compared to $230.3 million in the first six months of 2004. The increase of $21.7 million, or 9%, was due to increases in clinical healthcare revenue of $11.5 million, clinical SAT revenue of $5.3 million and risk assessment revenue of $4.9 million. During the first six months of 2005, healthcare services revenue increased to $93.5 million from $82.0 million in 2004 due to an 11% increase in the average selling price per patient and a 5% increase in testing volumes. SAT revenue increased $5.3 million to $24.0 million in the first six months of 2005 from $18.7 million in 2004 primarily due to a 19% increase in organic testing volumes. Risk assessment revenue increased to $134.4 million from $129.6 million in the first six months due primarily to increases of $5.7 million in paramedical services and $2.0 million in other insurance services, partially offset by a decrease in insurance laboratory services of $2.8 million. Paramedical services revenue increased due to an increase in the number of paramedical exams performed from new customer accounts and the acquisition of a Canadian paramedical provider during 2004. Other insurance services increased primarily due to growth in medical records retrieval. Insurance laboratory revenue decreased 6% due to a 10% decline in the total number of insurance applicants tested by the Company, partially offset by a 5% increase in the average revenue per applicant. Total laboratory services revenue from risk assessment and clinical was $159.3 million as compared to $145.3 million in the first six months of 2004.

Cost of sales increased $11.4 million, or 7%, in the first six months of 2005 as compared to the prior year, due to increases in payroll, paramedical collections and medical records retrieval fees. Payroll increased due to increased specimen volume in the SAT and healthcare laboratory testing segments and growth of paramedical services and medical records retrieval services. Paramedical services increased primarily due to continued growth of the ExamOne paramedical operations. Risk assessment cost of sales, including all of the above mentioned factors, increased to $99.7 million in 2004 from $93.8 million in the first six months of 2004. Clinical healthcare cost of sales increased to $53.1 million as compared to $51.5 million in the first six months of 2004 primarily due to increase payroll expense partially offset by lower outside laboratory expenses and lower laboratory supplies per patient. Clinical SAT cost of sales expenses increased to $16.8 million as compared to $12.9 million in the first six months of 2004 due to payroll, collection kit costs, lab supplies and inbound freight expenses.

As a result of the above factors, gross profit year to date increased $10.3 million, or 14%, from $72.1 million in 2004 to $82.4 million in 2005. Risk assessment gross profit decreased $1.0 million, or 3%, to $34.7 million in 2005. Clinical healthcare gross profit increased $9.9 million, or 33%, to $40.5 million in 2005 from $30.5 million in 2004. Clinical SAT gross profit increased $1.3 million, or 23%, to $7.2 million in 2005 from $5.8 million last year.

Selling, general and administrative expenses increased $5.7 million, or 11%, in the first six months of 2005 as compared to the prior year. This increase is primarily due to increases in payroll, depreciation and severance expenses. Risk assessment overhead expenditures increased to $10.7 million in 2005 from $9.8 million in the first six months of 2004. Clinical healthcare overhead expenditures increased to $19.8 million as compared to $18.2 million in 2004. Clinical SAT overhead expenditures increased to $3.4 million as compared to $2.7 million in 2004. Corporate overhead expenses increased to $22.0 million from $19.4 million in the first six months of 2004 primarily due to higher payroll, depreciation and severance expenses.

Operating earnings increased from $22.0 million in the first six months of 2004 to $26.5 million in 2005. Risk assessment services operating earnings were $24.1 million in 2005 as compared to $26.0 million in 2004. Clinical healthcare services operating earnings increased to $20.7 million in 2005 as compared to $12.3 million in 2004. Clinical SAT operating earnings were $3.7 million in the first six months of 2005 as compared to $3.1 million in 2004. Corporate operating expenses were $22.0 million compared to $19.4 million in 2004.

Non operating expenses decreased $0.1 million primarily due to higher interest income in the period. The effective income tax rate was 39% in the first six months of 2005 as compared to 38% in 2004.

The combined effect of the above factors resulted in net earnings of $14.7 million, or $0.83 per diluted share in the first six months of 2005, compared to $12.2 million, or $0.70 per diluted share in 2004.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

LabOne's working capital position increased by $4.7 million to $78.4 million as of June 30, 2005 from $73.7 million as of December 31, 2004. Net cash provided by operations was $23.3 million as compared to $21.3 million in the first six months of 2004. The increase is primarily due to higher net earnings. Total cash and cash equivalents as of June 30, 2005, were $24.3 million compared to $24.1 million as of December 31, 2004. Management expects to be able to fund operations from a combination of cash flow from operations and borrowings under its credit facility.

During the first six months of 2005, the Company spent $26.4 million for capital expenditures including $16.1 million related to the new facility in Cincinnati. During the first six months of 2004, the Company spent $60.0 million on acquisitions and $8.8 million for capital expenditures. Acquisitions in 2004 included $43.9 million for Alliance Laboratory Services and $12.2 million for Northwest Toxicology.

Borrowings under the Company's revolving credit facility as of June 30, 2005 were $0.8 million. As of July 29, 2005, the interest rate applicable to borrowings under the credit facility was 5.3%. The credit facility requires a commitment fee ranging from 0.375% to 0.5% on the unused portion of the commitment. Based on covenants as of June 30, 2005, $90.0 million of the remaining $174.2 million was available for borrowing.

As of June 30, 2005, the Company had $9.0 million outstanding of industrial revenue bonds issued to finance the construction of the Company's Lenexa facility. Interest on the industrial revenue bonds is based on a taxable seven-day variable rate which, including letter of credit and remarketing fees, was approximately 4.5% as of July 29, 2005.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk.

Market risk exists due to the Company's fixed rate convertible senior debentures. The table below provides information regarding interest rate risk related to fixed-rate debt as of June 30, 2005. The fair value of the Company's convertible senior debentures due June 15, 2034 has been calculated based on the quoted market prices at June 30, 2005. The market price for the convertible senior debentures reflects the combination of debt and the conversion option component of the convertible instrument.

	Book value	Fair value
Convertible senior debentures (in thousands)	$103,500	$118,000
Interest rate (fixed for the term of the debentures)	3.50%

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

There were no changes in the Company's internal control over financial reporting during the second quarter of 2005 that materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 4 - Submission of Matters to a Vote of Security Holders

The LabOne annual meeting of shareholders was held on May 26, 2005.

1. At the annual meeting, the shareholders of LabOne voted to elect three directors, as follows:

Director	Shares Voted in Favor	Shares Withheld
W. Thomas Grant II	15,464,889	1,184,047
Lawrence N. Kugelman	15,881,299	767,637
John E. Walker	15,833,695	815,242

2. By the vote indicated below, the shareholders of the Company approved the appointment of KPMG LLP as the Company's independent registered public accounting firm for 2005.

Voted in Favor	Voted Against	Abstained
16,257,724	372,105	19,107

3. By the vote indicated below, the shareholders of the Company approved an amendment to the Company's 2001 Long-Term Incentive Plan ("2001 Plan") to (i) increase the number of shares of Common Stock that may be issued under the 2001 Plan's Stock Incentive Program with respect to restricted stock, restricted stock unit awards, performance share awards and other stock-based awards payable in Common Stock from 150,000 to 500,000, and (ii) transfer 800,000 shares of Common Stock from the 2001 Plan's Bonus Replacement Stock Option Program to the 2001 Plan's Stock Incentive Program.

Voted in Favor	Voted Against	Abstained
7,948,463	7,368,453	49,079

ITEM 6 - Exhibits

4.1 Amendment No. 2 to the Rights Agreement between LabOne, Inc. and American Stock Transfer and Trust Company (incorporated by reference from Exhibit 4.1 to LabOne's Current Report on Form 8-K filed April 25, 2005).

10.1 LabOne, Inc. 2001 Long Term Incentive Plan, as amended (incorporated by reference from Exhibit 10.1 to LabOne's Current Report on Form 8-K filed May 31, 2005).

10.2 Second Amendment to John W. McCarty Transition Services Agreement (incorporated by reference from Exhibit 10.1 LabOne's Current Report on Form 8-K filed May 6, 2005).

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

LabOne, Inc.

Date: August 9, 2005	By /s/ John W. McCarty John W. McCarty Executive V.P. and Chief Financial Officer